Form 10-Q
period 2006-09-30
Intcomex, Inc.
filed 2006-12-22
CIK 1359425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-134090

Intcomex, Inc.

(Exact name of registrant as specified in its charter)

Delaware	65-0893400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9835 NW 14th Street

Miami, FL 33172

(Address of principal executive offices) (Zip Code)

(305) 477-6230

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2006, there were 102,182 shares of the registrant’s common stock outstanding, par value $0.01.

INTCOMEX, INC.

Part I. Financial Information

Item 1. Financial Statements

Intcomex, Inc.

Condensed Consolidated Balance Sheets

(Dollars in 000s, except share data)

As of September 30, 2006 and December 31, 2005	2006	2005
	(Unaudited)	(Audited)
Assets

Current Assets

Cash and cash equivalents	$12,476	$12,964
Trade accounts receivable, net of allowance for doubtful accounts of $4,918 and $4,282	88,491	71,589
Inventories	99,374	77,038
Other current assets	27,698	26,090

Total Current Assets	228,039	187,681

Property and equipment, net	10,528	8,237
Goodwill, net	34,257	34,257
Other assets	12,673	13,394

Total Assets	$285,497	$243,569

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$109,369	$75,944
Current maturities of long-term debt	5,376	282
Other liabilities	18,552	18,609

Total Current Liabilities	133,297	94,835

Long-term debt, net of current maturities	114,862	119,346
Other long-term liabilities	3,514	3,821

Total Liabilities	251,673	218,002

Shareholders’ Equity
Common stock $0.01 par value, 140,000 shares authorized, 100,000 issued and outstanding	1	1
Common stock non-voting $0.01 par value, 10,000 shares authorized, 2,182 issued and outstanding	—	—
Additional paid-in capital	17,597	17,597
Accumulated retained earnings	16,430	7,654
Accumulated other comprehensive (loss) income	(204)	315

Total Shareholders’ Equity	33,824	25,567

Total Liabilities and Shareholders’ Equity	$285,497	$243,569

See accompanying notes to these condensed consolidated financial statements.

Intcomex, Inc.

Condensed Consolidated Statements of Operations

(Dollars in 000s, except per share data)

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Revenue	$227,327	$198,447	$654,626	$514,103

Cost of revenue	203,678	178,563	586,859	460,180

Gross Profit	23,649	19,884	67,767	53,923

Operating Expenses
Selling, General and Administrative	14,632	11,050	41,186	29,322
Depreciation	446	369	1,210	933

Total Operating Expenses	15,078	11,419	42,396	30,255

Operating Income	8,571	8,465	25,371	23,668

Other (Income) Expense
Interest Expense	3,856	8,552	11,916	12,869
Interest Income	(223)	(188)	(723)	(246)
Other (Income) Expense, net	(49)	253	(45)	337
Foreign Exchange Loss (Gain)	(582)	(1,597)	1,988	(1,049)

Total Other (Income) Expense	3,002	7,020	13,136	11,911

Income before income taxes	5,569	1,445	12,235	11,757

Provision for income taxes	1,290	(595)	3,459	2,716

Net Income	$4,279	$2,040	$8,776	$9,041

Earnings per share of common stock
Basic	$41.88	$19.97	$85.89	$89.71
Diluted	$41.88	$19.97	$85.89	$89.71

Weighted average number of shares used in per share calculation
Basic	102,182	102,182	102,182	100,783
Diluted	102,182	102,182	102,182	100,783

See accompanying notes to these condensed consolidated financial statements.

Intcomex, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in 000s)

(Unaudited)

	Nine Months ended September 30,
	2006	2005
Cash flows from operating activities

Net income	$8,776	$9,041

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	2,951	3,666
Bad debt expense	1,301	1,080
Inventory obsolesence expense	1,392	971
Deferred taxes	(986)	90

Change in operating assets and liabilities net of assets acquired:
(Increase) decrease in:
Trade accounts receivable	(17,538)	(10,793)
Other receivables	276	(5,996)
Inventories	(23,728)	(15,717)
Other current assets	(2,196)	(3,523)
Increase (decrease) in:
Accounts payable	33,425	12,372
Other liabilities	(553)	2,464

Net cash provided by (used in) operating activities	3,120	(6,345)

Cash flows from investing activities
Additions to property and equipment	(3,501)	(1,507)
Acquisitions, net of cash acquired	—	(11,148)
Other investing activity	(389)	(1,537)

Net cash used in investing activities	(3,890)	(14,192)

Cash flows from financing activities
Borrowings under lines of credit, net	191	(2,670)
Borrowings of notes payable	821	123,962
(Payments) of notes payable	(211)	(74,545)
Distribution to shareholders	—	(20,000)
Distribution to minority interest holders and other	—	(5)

Net cash provided by financing activities	801	26,742

Effect of foreign exchange rates	(519)	—

Net (decrease) increase in cash	(488)	6,205

Cash and cash equivalents, beginning of period	12,964	6,902

Cash and cash equivalents, end of period	$12,476	$13,107

See accompanying notes to these condensed consolidated financial statements.

INTCOMEX, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000s)

Note 1. Organization and Basis of Presentation

Intcomex, Inc., (“Intcomex”) a Delaware Company and its subsidiaries are international distributors of computer equipment and peripherals, and include the accounts of Intcomex Holdings, LLC (Parent Company of SBA and IXLA), Intcomex Holdings SPC-1, LLC (Parent Company of Centel, S.A. de C.V., a Mexican company), Software Brokers of America, Inc. (“SBA”) and IXLA Holdings, Ltd. (“IXLA”). IXLA is the holding company of fourteen separate subsidiaries located in Central America, South America and the Caribbean.

The condensed consolidated financial statements include the accounts of Intcomex and its subsidiaries (collectively referred to herein as the “Company”). These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state the financial position of the Company as of September 30, 2006, and its results of operations for the three and nine months ended September 30, 2006 and 2005, respectively, and its statement of cash flows for the nine months ended September 30, 2006 and 2005, respectively. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financials statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form S-4 filing with the SEC. The results of operations for the three and nine months ended September 30, 2006 may not be indicative of the results of operations that can be expected for the full year.

Note 2. Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components in the Company’s consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and is comprised of net income and other comprehensive income (loss). For the three and nine months ended September 30, 2006 and 2005, respectively, comprehensive income is presented below:

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Net Income	$4,279	$2,040	$8,776	$9,041
Changes in foreign currency translation adjustments	427	(55)	(519)	(55)

Comprehensive income	$4,706	$1,985	$8,257	$8,986

INTCOMEX, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(Dollars in 000s)

Note 3. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and intangible assets as of September 30, 2006 and December 31, 2005 are as follows:

Goodwill –

Balance as of December 31, 2004	$25,245
Centel – acquisition	8,809
Intcomex Colombia – acquisition of minority interest	175
Other – Jamaica acquisition of minority interest fees	28

Balance as of December 31, 2005	$34,257

Balance as of September 30, 2006	$34,257

Identifiable intangible assets –

As of September 30, 2006	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life
Customer relationships	$3,630	$(473)	$3,157	10.0
Tradenames	1,080	(504)	576	3.5
Non-compete agreements	730	(335)	395	3.0

Total	$5,440	$(1,312)	$4,128

As of December 31, 2005
Customer relationships	$3,630	$(212)	$3,418	10.0
Tradenames	1,080	(220)	860	3.5
Non-compete agreements	730	(142)	588	3.0

Total	$5,440	$(574)	$4,866

INTCOMEX, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(Dollars in 000s)

Note 4. Long-term debt

The Company’s debt consists of the following:

	September 30, 2006	December 31, 2005
Intcomex, Inc. 11 3/4% Second Priority Senior Secured Notes due 2011	$119,099	$118,942
Intcomex Peru, S.A.C. collaterialized notes	373	—
Intcomex Chile, S.A. lease contracts	171	240
Other, including various capital leases	595	446

Total long-term debt	120,238	119,628
Current maturities of long-term debt	(5,376)	(282)

Long-term debt	$114,862	$119,346

The Company was in default under its credit agreement with Comerica Bank due to the payments made by SBA to the Company on the intercompany loan that was restricted under the subordination agreement to the credit agreement. The Company asked for and on November 2, 2006 obtained certain waivers and amendments to the credit agreement and the subordination agreement from Comerica Bank. The amendments to the credit and subordination agreements allow SBA to make these payments to the Company for the remaining $22,608. In addition, the Company must maintain a minimum level of tangible effective net worth of at least $37.0 million (which minimum level shall decline from the end of the third fiscal quarter of 2006 to the end of the third fiscal quarter of 2007 to $25.0 million and remain at $25.0 million thereafter).

On December 14, 2006 the Company completed the exchange of 100.0% of the outstanding principal of its Second Priority Senior Secured Notes due 2011 for SEC registered publicly tradable notes that have substantially identical terms and conditions as the initial Notes.

Note 5. Segment Information

The Company operates in a single industry segment, that being a distributor of information technology (“IT”) products. The Company’s operating segments are based on geographic location. Geographic areas in which the Company operated during the three and nine months ended September 30, 2006 and 2005 and for the year ended December 31, 2005 include United States (sales generated and invoiced from Miami operation) and In-country (sales generated and invoiced by all of the Latin American subsidiaries). All the Latin American subsidiaries have been aggregated as one segment due to similar products, services and economic characteristics.

Inter-segment revenue primarily represents intercompany revenue between United States and In-country operations at established prices between the related companies and are eliminated in consolidation.

The measure for segment profit is operating income.

INTCOMEX, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(Dollars in 000s)

Financial information by geographic segments is as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2006	2005	2006	2005
United States
Sales to unaffiliated customers	$69,076	$64,763	$203,849	$184,160
Intersegment	63,016	59,795	194,683	163,266

Total United States	132,092	124,558	398,532	347,426
In-country	158,251	134,321	450,777	330,580
Eliminations of Intersegment Sales	(63,016)	(60,432)	(194,683)	(163,903)

Total Net Sales	$227,327	$198,447	$654,626	$514,103

Operating Income
United States	$3,701	$3,789	$9,549	$11,031
In-country	4,870	4,676	15,822	12,637

Total Operating Income	$8,571	$8,465	$25,371	$23,668

As of September 30, 2006 and December 31, 2005			2006	2005
Total Assets
United States			$154,677	$111,381
In-country			130,820	132,188

Total Assets			$285,497	$243,569

Total Property & Equipment
United States			$2,253	$1,645
In-country			8,275	6,592

Total Property & Equipment			$10,528	$8,237

Total Goodwill
United States			$21,253	$21,253
In-country			13,004	13,004

Total Goodwill			$34,257	$34,257

Note 6. Guarantor Condensed Consolidating Financial Statements

Pursuant to Rule 3-10(f) of Regulation S-X, the Parent company has prepared condensed consolidating financial information as of September 30, 2006 and for the nine months ended September 30, 2006 and 2005 for the parent company, the subsidiaries that are guarantors of the Company’s obligations under the 11 3/4% Second Priority Senior Secured Notes due 2011 on a combined basis and the non-guaranteeing subsidiaries on a combined basis. All guarantor subsidiaries are 100.0% owned subsidiaries of the Company and all guarantees are full and unconditional. The condensed consolidating financial information is as follows:

INTCOMEX, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Balance Sheets as of September 30, 2006

(Dollars in 000s)

	INTCOMEX INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Current Assets
Cash & equivalents	$7	$489	$11,980	$—	$12,476
Trade accounts receivable, net	—	75,679	52,722	(39,910)	88,491
Inventories	—	29,952	70,627	(1,205)	99,374
Other current assets	63,168	23,420	27,848	(86,738)	27,698

Total Current Assets	63,175	129,540	163,177	(127,853)	228,039

Property, plant and equipment, less accumulated depreciation	343	2,253	7,932	—	10,528

Long Term Assets
Investments in subsidiaries	87,211	123,443	—	(210,654)	—
Goodwill, net	—	21,253	13,004	—	34,257
Other assets	5,528	1,171	5,973	1	12,673

Total long term assets	92,739	145,867	18,977	(210,653)	46,930

Total Assets	$156,257	$277,660	$190,086	$(338,506)	$285,497

Liabilities and Shareholders’ Equity
Current liabilities	$8,348	$151,122	$100,306	$(126,479)	$133,297
Long term debt, net of current portion	114,099	397	366	—	114,862
Deferred tax liability - long term	3	174	3,011	—	3,188
Other long term liabilities	—	—	326	—	326

Total Liabilities	122,450	151,693	104,009	(126,479)	251,673

Stockholders’ Equity
Common stock	1	3	1,155	(1,158)	1
Treasury stock	—	(3,286)	(16,587)	19,873	—
Additional paid-in capital	17,597	18,413	24,347	(42,760)	17,597
Accumulated retained earnings	16,430	111,041	81,355	(192,396)	16,430
Dividend & deemed dividend tax	(17)	—	(4,426)	4,443	—
Accumulated other comprehensive income	(204)	(204)	233	(29)	(204)

Total Stockholders’ Equity	33,807	125,967	86,077	(212,027)	33,824

Total Liabilities & Stockholders’ Equity	$156,257	277,660	$190,086	$(338,506)	$285,497

INTCOMEX, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Statement of Operations for the Nine Months Ended September 30, 2006

(Dollars in 000s)

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Revenue	$—	$398,532	$450,777	$(194,683)	$654,626
Cost of revenue	—	374,404	406,686	(194,231)	586,859

Gross profit	—	24,128	44,091	(452)	67,767
Operating expenses	1,967	12,612	27,817	—	42,396

Operating income (loss)	(1,967)	11,516	16,274	(452)	25,371
Other (Income) & Expense
Interest expense, net	11,495	(167)	(135)	—	11,193
Other	(17,143)	(17,607)	1,956	34,737	1,943

Total Other (Income) Expense	(5,648)	(17,774)	1,821	34,737	13,136

Income (loss) from continuing operations before income taxes	3,681	29,290	14,453	(35,189)	12,235
Provision for income taxes	(5,095)	4,450	4,104	—	3,459

Net Income (Loss)	$8,776	$24,840	$10,349	$(35,189)	$8,776

Intcomex, Inc. Statement of Operations for the Nine Months Ended September 30, 2005 (Dollars in 000s)
	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Revenue	$—	$347,426	$330,580	$(163,903)	$514,103
Cost of revenue	—	325,561	298,236	(163,617)	460,180

Gross profit	—	21,865	32,344	(286)	53,923
Operating expenses	2	10,831	19,422	—	30,255

Operating income (loss)	(2)	11,034	12,922	(286)	23,668
Other (Income) & Expense
Interest expense, net	5,901	6,624	98	—	12,623
Other	(12,723)	(12,710)	(746)	25,467	(712)

Total Other (Income) Expense	(6,822)	(6,086)	(648)	25,467	11,911

Income (loss) from continuing operations before income taxes	6,820	17,120	13,570	(25,753)	11,757
Provision for income taxes	(2,222)	1,588	3,350	—	2,716

Net Income (Loss)	$9,042	$15,532	$10,220	$(25,753)	$9,041

INTCOMEX, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Statement of Cash Flow for the Nine Months Ended September 30, 2006

(Dollars in 000s)

	INTCOMEX INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Cash flows provided by (used in) operating activities	$327	$(2,558)	$5,351	$—	$3,120

Cash flows from investing activities
Additions to plant and equipment	(354)	(939)	(2,208)	—	(3,501)
Other	—	15	(404)	—	(389)

Cash used in investing activities	(354)	(924)	(2,612)	—	(3,890)

Cash flows from financing activities
Net borrowings (repayments)	—	3,641	(3,450)	—	191
Borrowings of notes payable	—	231	590	—	821
(Payments) of notes payable	—	—	(211)	—	(211)

Cash flows provided by (used in) financing activities	—	3,872	(3,071)	—	801

Effects of exchange rate changes on cash	—	—	(519)	—	(519)

Net (decrease) increase in cash	(27)	390	(851)	—	(488)

Cash and cash equivalents, beginning of period	34	89	12,841	—	12,964

Cash and cash equivalents, end of period	$7	$479	$11,990	$—	$12,476

Intcomex, Inc.

Statement of Cash Flow for the Nine Months Ended September 30, 2005

(Dollars in 000s)

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Cash flows (used in) provided by operating activities	$(81,509)	$67,838	$7,326	$—	$(6,345)

Cash flows from investing activities
Additions to plant and equipment	—	(789)	(718)	—	(1,507)
Other	—	(11,351)	(1,334)	—	(12,685)

Cash used in investing activities	—	(12,140)	(2,052)	—	(14,192)

Cash flows from financing activities
Net borrowings (repayments)	—	(2,397)	(273)	—	(2,670)
Issuance of senior notes	108,962	15,000	—	—	123,962
Issuance (payments) of notes payable	(7,453)	(67,092)	—	—	(74,545)
Other	(20,000)	—	(5)	—	(20,005)

Cash flows provided by (used in) financing activities	81,509	(54,489)	(278)	—	26,742

Effects of exchange rate changes on cash	—	—	—	—	—

Net increase in cash	—	1,209	4,996	—	6,205

Cash and cash equivalents, beginning of period	—	257	6,645	—	6,902

Cash and cash equivalents, end of period	$—	$1,466	$11,641	$—	$13,107

INTCOMEX, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(Dollars in 000s)

Note 7. New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This pronouncement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect SFAS 157 will have on its consolidated results of operations and financial condition.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the statement of operations, including the reversing effect of prior year misstatements. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the statement of operations. In SAB 108, the SEC staff established an approach that is commonly referred to as a “dual approach” because it now requires quantification of errors under both the iron curtain and the roll-over methods. For the Company, SAB 108 is effective for the fiscal year ending December 31, 2006. The adoption of SAB 108 is not expected to have any effect on the Company’s consolidated results of operations and financial condition.

In July 2006, the FASB issued Financial Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the effect FIN 48 will have on its consolidated results of operations and financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes forward-looking statements, including but not limited to, management’s expectations for competition, revenues, margin, expenses and other operating results; capital expenditures; liquidity; capital requirements, acquisitions and exchange rate fluctuations, each of which involves numerous risks and uncertainties. You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements (including the notes thereto) included in the Company’s Form S-4 filing with the SEC.

Overview of Our Business

We are a leading, United States-based value-added distributor of IT products to Latin America and the Caribbean. We distribute computer components, peripherals, software, computer systems, accessories, networking products and digital consumer electronics to more than 32,000 customers in 45 countries. We offer single source purchasing to our customers by providing an in-stock selection of more than 4,800 products from over 220 vendors, including the world’s leading IT product manufacturers. We believe that we are the second largest IT distributor in Latin American and the Caribbean based upon revenues and we believe we have the broadest in-country presence of any distributor of IT products to Latin America and the Caribbean. From our headquarters and main distribution center in Miami, we support a network of 24 sales and distribution operations in 13 countries throughout Latin America and the Caribbean.

The following events and developments have a significant impact on our financial condition and results of operations:

•	Impact of price competition and vendor terms and conditions on margin. Historically, our gross profit margins have been impacted by price competition, as well as changes to vendor terms and conditions, including, but not limited to, reductions in product rebates and incentives, our ability to return inventory to manufacturers, and time periods during which vendors provide price protection. We expect these competitive pricing pressures and modifications to vendor terms and conditions to continue into the foreseeable future. We continuously refine our pricing strategy, inventory management processes and systems and manufacturer programs to attempt to mitigate these competitive pressures.

•	Macroeconomic trends and increased penetration of IT Products. Since 2003, the Latin American and Caribbean economies have benefited from relatively high levels of economic growth, which we believe have had a positive impact on overall demand for IT products. In particular, we have continued to benefit from rapid growth in PC penetration rates and internet penetration rates. Spending on IT products in Latin American grew at 6.5% per year on average for the period 1995 to 2005 and, according to IDC, is projected to grow 11.4% per year on average from 2005 to 2010.

•	Shift in revenue to in-country operations. One of our strategies is to expand the geographic presence of our in-country operations into areas we believe we can achieve higher gross margins than our Miami operations. Miami gross margins are generally lower than in-country gross margins because Miami is a more competitive market and because Miami’s customers, who are primarily other Miami-based IT distributors or large IT distributors and resellers located in Latin American or Caribbean markets, have larger average order quantities than customers of our in-country segment and as a result benefit from lower average prices. In-country revenue grew by 26.8% annually between 2001 and 2005, compared to growth in Miami revenue of 14.8% annually over the same period. In-country revenue accounted for 68.9% of consolidated revenue for the nine months ended September 30, 2006. This growth in our in-country operations reflects in part the growth in local market share generated by four of our distribution centers (El Salvador, Ecuador, Costa Rica and Jamaica) that were opened in 2000 and the Buenos Aires, Argentina distribution center that was opened in September 2003. Our acquisition of Centel in Mexico in June 2005 has further expanded our in-country presence.

•	Increased levels of indebtedness. In connection with the investment by CVC International in our company in August 2004 and our acquisition of Centel, we borrowed under our former senior secured credit facility and issued subordinated notes to certain of our current and former shareholders and former shareholders of Centel, increasing our leverage and our interest expense. Also, in August 2005, we issued $120.0 million of senior secured notes and used the proceeds to repay the outstanding principal balances on our senior secured credit facility and subordinated notes as well as pay a $20.0 million dividend to shareholders. For the nine month period ended September 30, 2006, our interest expense was $11.9 million, as compared to $12.9 million for the nine months ended September 30, 2005.

•	Centel acquisition. On June 23, 2005, we acquired all of the outstanding shares of Centel for $14.0 million in cash, $3.0 million in non-voting common shares and $2.8 million in seller notes, representing aggregate consideration of $19.8 million. We believe that Centel is the third largest distributor of IT products in Mexico. For the three and nine month period ended September 30, 2006, Centel had revenues of $27.8 million and $77.7 million and net income of $1.1 million and $3.2 million, respectively.

Results of Operations

We report our business in two segments based upon geographic location: in-country and Miami. The in-country segment includes sales from our in-country sales and distribution centers, which have been aggregated since they have similar economic characteristics. The Miami segment includes sales from our Miami headquarters, including sales from Miami to our in-country sales and distribution centers and to resellers and distributors that may be located in countries where we have in-country operations.

Comparison of Three Months Ended September 30, 2006 versus Three Months Ended September 30, 2005

The following table sets forth line items of our consolidated statement of operations as a percentage of revenue for each of the three-month periods ended September 30, 2006 and 2005:

	Percentage of Revenue Three Months ended Sept. 30,
	2006	2005
Revenue	100.0%	100.0%
Cost of sales	89.6%	90.0%
Gross profit	10.4%	10.0%
Operating expenses	6.6%	5.8%
Operating income	3.8%	4.3%
Income before taxes	2.4%	0.7%
Income tax provision	0.6%	(0.3)%
Net Income	1.9%	1.0%

Revenue

For the three months ended September 30, 2006, revenue increased to $227.3 million from $198.4 million for the three months ended September 30, 2005, an increase of 14.6%. The increase in revenue was due mainly to greater demand for notebooks of $8.7 million, memory of $6.4 million, monitors of $4.9 million, software of $4.5 million and printers of $4.4 million. In-country revenue increased to $158.3 million for the three months ended September 30, 2006 from $134.3 million for the same period in the prior year, representing an increase of 17.8%. This revenue growth was driven mainly by the increased sales of notebooks, monitors and memory primarily in Chile, Colombia, Costa Rica, and Mexico. Our in-country revenue accounted for 69.6% of total revenue for the three months ended September 30, 2006, compared to 67.7% of total revenue for the same period ended September 30, 2005. Miami revenue (net of sales to our in-country operations) increased to $69.1 million for the three months ended September 30, 2006 from $64.8 million for the same period in the prior year, an increase of 6.7%. The increase in Miami revenue was primarily driven by increased sales of hard disk drives ($3.0 million), memory ($2.3 million) and software ($1.9 million) partially offset by lower sales of CPU products.

Gross Profit

For the three months ended September 30, 2006, gross profit increased to $23.6 million from $19.9 million for the three months ended September 30, 2005, an increase of 18.9% primarily as a result of the increased sales volume in our in-country operations. Consolidated gross margin increased to 10.4% for the three months ended September 30, 2006 from 10.0% for the same period in the prior year due primarily to the increased volume of notebook, memory and monitor sales. In-country gross profit increased to $14.9 million for the three months ended September 30, 2006 compared to $12.4 million for the same period in the prior year, an increase of 20.2%. The increase in in-country gross profit was primarily attributable to the growth in sales in Chile, Colombia, Costa Rica and Mexico plus the higher margins attributed to notebooks, memory and monitors. Miami gross profit increased to $8.7 million for the three months ended September 30, 2006 from $7.5 million in 2005, an increase of 15.5% due mainly to the increased volume of hard disk drives, memory and software sales.

Operating Income

Operating income increased slightly to $8.6 million for the three months ended September 30, 2006 from $8.5 million for the same period in the prior year, an increase of 1.3%. This increase was primarily driven by the higher revenue and improved gross profit margins partially offset by higher operating expenses, mainly in Miami. In-country operating income increased to $4.9 million for the three months ended September 30, 2006 from $4.7 million for the same period in 2005, an increase of 4.2%. This increase was driven by the higher revenue and associated gross profits primarily in Chile, Colombia, Costa Rica and Peru. Operating expenses as a percentage of revenue in our in-country operations increased to 6.3% for the three months ended September 30, 2006 from 5.7% for the same period in 2005. This increase was mainly driven by personnel and warehouse expenses related to the opening of five additional in-country facilities in late 2005 and early 2006. Miami operating income declined slightly to $3.7 million from $3.8 million for the three months ended September 30, 2006 and 2005, respectively. This decline was primarily driven by increased operating expenses related to warehouse and logistics expense, Sarbanes-Oxley compliance efforts, increased IT and Finance personnel and depreciation expense. Miami’s operating expenses as a percentage of revenue increased to 7.2% for the three months ended September 30, 2006 compared to 5.7% for the same period in the prior year.

Other (Income) Expense

Other (income) expense decreased to $3.0 million for the three months ended September 30, 2006 from $7.0 million for the three months ended September 30, 2005 primarily driven by lower interest expense partially offset by lower foreign exchange gains in 2006 compared to 2005. Interest expense decreased to $3.9 million for the three months ended September 30, 2006 from $8.6 million for the same period in the prior year. The decrease in interest expense was driven mainly by the absence of the $3.5 million in prepayment penalties and $2.2 million in capitalized debt issuance costs related to the Company’s senior bank debt with Wells Fargo Foothill, Inc. and Morgan Stanley Senior Funding, Inc. that were paid and written-off in August 2005. For the three months ended September 30, 2006, a foreign exchange gain of $0.6 million was realized compared to a gain of $1.6 million for the same period in the prior year. The foreign exchange gain was driven primarily by our operations in Colombia and Chile which experienced a revaluation of their local currency during the three month period ended September 30, 2006. The Colombian Peso revalued from 2,746.6 as of June 30, 2006 to 2,461.1 as of September 30, 2006, an improvement of 10.4%. The Chilean Peso experienced a revaluation of 6.2% during the third quarter of 2006, strengthening from 573.3 as of June 30, 2006 to 537.8 as of September 30, 2006.

Income Tax Provision

The provision for income taxes increased to $1.3 million for the three months ended September 30, 2006 from a credit of $0.6 million for the same period prior year. The increase was due mainly to higher pre-tax profits that resulted from the absence of the Wells Fargo Foothill, Inc. and Morgan Stanley Senior Funding, Inc. prepayment penalty and capitalized debt issuance cost write-off in August 2005.

Net Income

Our net income increased to $4.3 million for the three months ended September 30, 2006 from $2.0 million for the three months ended September 30, 2005. This improvement was driven mainly by the increase in operating income plus the reduction in interest expense partially offset by the lower foreign exchange gains and higher income tax provision in 2006.

Comparison of Nine Months Ended September 30, 2006 versus Nine Months Ended September 30, 2005

The following table sets forth line items of our consolidated statement of operations as a percentage of revenue for each of the nine-month periods ended September 30, 2006 and 2005:

	Percentage of Revenue Nine Months ended September 30,
	2006	2005
Revenue	100.0%	100.0%
Cost of sales	89.6%	89.5%
Gross profit	10.4%	10.5%
Operating expenses	6.5%	5.9%
Operating income	3.9%	4.6%
Income before taxes	1.9%	2.3%
Income tax provision	0.5%	0.5%
Net Income	1.3%	1.8%

Revenue

For the nine months ended September 30, 2006, revenue increased to $654.6 million from $514.1 million for the nine months ended September 30, 2005, an increase of 27.3% due mainly to greater demand for notebooks of $22.9 million, monitors of $20.7 million, hard disk drives of $20.2 million and memory of $16.3 million plus $51.8 million of incremental revenue contributed by Centel. In-country revenue increased to $450.8 million from $330.6 million for the same period in the prior year, an increase of 36.4%. This revenue growth was driven mainly by increased sales of notebooks, monitors and memory primarily in Chile, Colombia, Costa Rica and Uruguay plus the $51.8 million of incremental revenue contributed by Centel. Our in-country sales accounted for 68.9% of total revenue for the nine months ended September 30, 2006, compared to 64.3% of total revenue for the nine months ended September 30, 2005. Miami revenue (net of sales to our in-country operations) increased to $203.8 million for the nine months ended September 30, 2006 from $184.2 million for the same period in the prior year, an increase of 10.7%. This increase was the result of increased volume of hard disk drives, memory and monitor sales.

Gross Profit

For the nine months ended September 30, 2006, gross profit increased to $67.8 million from $53.9 million for the nine months ended September 30, 2005, an increase of 25.7% primarily as a result of the increased sales volume in our in-country operations and the $5.2 million of incremental gross profit contributed by our Centel operations. Consolidated gross margin declined slightly to 10.4% for the nine months ended September 30, 2006 from 10.5% for the same period in the prior year, due primarily to lower margins realized on CPU and hard disk drive products partially offset by higher margins from notebooks, memory and monitors. In-country gross profit increased to $43.7 million for the nine months ended September 30, 2006 compared to $32.0 million for the same period in the prior year, an increase of 36.6%. The increase in in-country gross profit was primarily attributable to the growth in sales in Chile, Colombia, Costa Rica and Uruguay plus improved margins in Guatemala and Peru and the incremental gross profit of $5.2 million contributed by Centel. Miami gross profit increased to $24.1 million for the nine months ended September 30, 2006 from $21.9 million in 2005, an increase of 10.3% due mainly to the increase in hard disk drive, memory and monitor sales volume.

Operating Income

Operating income increased to $25.4 million for the nine months ended September 30, 2006 from $23.7 million for the same period in the prior year, an increase of 7.2%. This increase was primarily driven by the overall higher level of revenue partially offset by higher operating expenses and the $2.4 million of incremental operating income contributed by Centel. In-country operating income increased to $15.9 million for the nine months ended September 30, 2006 from $12.7 million for the same period in 2005, an increase of 25.2%. This increase was driven by the higher gross profits partially offset by the increase in personnel and warehouse expenses associated with the opening of five additional in-country facilities in late 2005 and early 2006 and the $2.4 million of operating income from Centel. Operating expenses as a percentage of revenue in our in-country operations increased to 6.2% for the nine months ended September 30, 2006 from 5.9% for the same period in 2005. Miami operating income declined to $9.5 million from $11.0 million for the nine months ended September 30, 2006 and 2005, respectively. This decline was primarily driven by increased operating expenses related to warehouse and logistics, Sarbanes-Oxley compliance efforts, increased IT and Finance personnel, provisioning for a casualty loss in our Miami operations and depreciation expense. Miami’s operating expenses as a percentage of revenue increased to 7.2% for the nine months ended September 30, 2006 compared to 6.0% for the same period in the prior year.

Other (Income) Expense

Other (income) expense increased to $13.1 million for the nine months ended September 30, 2006 from $11.9 million for the nine months ended September 30, 2005 primarily driven by the foreign exchange losses incurred in 2006. Interest expense decreased slightly to $11.9 million for the nine months ended September 30, 2006 from $12.9 million for the same period in the prior year. The decrease in interest expense was driven mainly by the absence of the prepayment penalty and write-off of capitalized debt issuance costs offset by higher interest expense from the increased level of long-term debt as a result of the $120.0 million high-yield bond transaction completed in late August 2005. For the nine months ended September 30, 2006, a foreign exchange loss of $2.0 million was realized compared to a gain of $1.0 million for the same period in the prior year. The foreign exchange loss was driven primarily by our operations in Colombia, Chile and Costa Rica which experienced a devaluation of their local currencies relative to the US dollar during the nine month period ended September 30, 2006.

Income Tax Provision

The provision for income taxes increased to $3.5 million for the nine months ended September 30, 2006 from $2.7 million for the same period in the prior year, an increase of 27.4% due mainly to higher pre-tax profits resulting from the increase in operating income and lower borrowing costs partially offset by the foreign exchange losses realized in 2006.

Net Income

Our net income decreased to $8.8 million for the nine months ended September 30, 2006 from $9.0 million for the nine months ended September 30, 2005. The improvement in operating income was more than offset by the higher levels of foreign exchange losses in 2006.

Liquidity and Capital Resources

Cash Flows

The IT products distribution business is working-capital intensive. Historically, we have financed our working capital needs through a combination of cash generated from operations, trade credit from manufacturers, borrowings under revolving bank lines of credit (including issuance of letters of credit) and asset-based financing arrangements that we have established in certain Latin American markets.

Our working capital at September 30, 2006 amounted to $94.7 million, compared to $92.8 million at December 31, 2005. Our cash and cash equivalents at September 30, 2006 amounted to $12.5 million, compared to $13.0 million as of December 31, 2005.

Cash flows from operating activities: Our cash flows from operations generated $3.1 million for the nine month period ended September 30, 2006 compared to a requirement of $6.3 million for the same period in the prior year. This improvement was primarily driven by lower working capital requirements due mainly to higher trade accounts payable, mainly in Miami and Chile, partially offset by an increase in inventories in Chile, Mexico and Peru in advance of the holiday selling season and prepaid taxes in several of our foreign affiliates.

Cash flows from investing activities: Our cash flows from investing for the nine month period ended September 30, 2006 was a requirement of $3.9 million compared to a requirement of $14.2 million for the nine month period ended September 30, 2005. This improvement was due mainly to the absence of the $16.4 million cash requirements for the Centel acquisition, net of the $4.6 million of cash acquired from Centel at the close of the acquisition partially offset by $2.0 million increase in capital expenditures.

Cash flows from financing activities: Our cash flows from financing were a generation of $0.8 million for the nine months ended September 30, 2006 compared to a generation of $26.7 million for the same period in the prior year. This decrease was due mainly to the absence of the $120.0 million high-yield financing partially offset by the repayment of the Wells Fargo Foothill, Inc. and Morgan Stanley Senior Funding, Inc. loans and the $20.0 million dividend paid to shareholders, all in August 2005.

Working Capital Management

The successful management of our working capital needs is a key driver of our growth and cash flow generation. The following table sets forth certain information about our trade accounts receivable, inventories and accounts payable, which are the largest elements of our working capital:

	As of Sept. 30, 2006	As of December 31, 2006
Balance sheet data:
Trade accounts receivable, net of allowance	$88,491	$71,589
Inventories	99,374	77,038
Accounts payable	109,369	75,944

	Nine Months Ended Sept. 30, 2006	Twelve Months Ended December 31, 2005
Other data:
Trade accounts receivable days	36.9	36.5
Inventory days	46.2	43.8
Accounts payable days	(50.9)	(43.1)

Cash conversion cycle	32.2	37.2

Cash conversion cycle. The Company’s cash conversion cycle declined to 32.2 days at September 30, 2006 from 37.2 days at December 31, 2005. This decline was primarily driven by an increase in the accounts payable days to 50.9 from 43.1 as vendors began increasing the Company’s trade credit limits to accommodate for the increased volume of business. Partially offsetting this improvement was an increase in inventory days to 46.2 from 43.8 and reflects the build-up of inventory in advance of the holiday selling season.

Trade accounts receivable. The Company principally sells products to a large base of resellers throughout Latin America and to agents in the United States for export to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No one customer accounts for more than 10.0% of sales. The Company provides trade credit to its customers in the normal course of business. The collection of a substantial portion of the Company’s receivables is susceptible to changes in Latin American economies and political climates. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting the industry. The financial condition of its customers and the related allowance for doubtful accounts is continually reviewed by management.

Prior to extending credit, a customer’s financial history is analyzed and, if appropriate, forms of personal guarantees are obtained. SBA uses credit insurance and makes provisions for estimated credit losses. The insurance contract is with EULER American Credit Indemnity Company. The current policy expires July 31, 2008. This credit insurance policy covers trade sales to non-affiliated buyers. The policy’s aggregate limit is $20.0 million with a total deductible of $500 thousand. In addition, a 10.0% domestic and 20.0% export buyer coinsurance provision applies, as well as sub-limits in coverage on a per-buyer and on a per-country basis.

In managing our trade accounts receivable, our large number of customers and our strict credit policies allow us to dilute and limit our exposure to credit risk.

Inventories. We seek to minimize our inventory levels and inventory obsolescence rates through frequent product shipments, close and ongoing monitoring of inventory levels and customer demand patterns, optimal use of carriers and shippers and the negotiation of clauses in our major vendor supply agreements offering protection against loss of value of inventory. The Miami distribution center ships products to each of our in-country operations approximately twice per week by air and once per week by sea. These frequent shipments result in efficient inventory management and increased inventory turnover. We do not have long-term contracts with logistics providers. Rather, we seek to obtain the best rates and fastest delivery times on a shipment-by-shipment basis. Our Miami operations also coordinate direct shipments to third-party customers and in-country operations from vendors in Asia.

Accounts payable. We seek to maximize our accounts payable days through centralized purchasing and management of our vendor back-end rebates, promotions and incentives. This centralization of the purchasing function allows the in-country operations to focus their attention on more country-specific issues such as sales, local marketing, credit control and collections. The centralization of purchasing also allows our Miami operations to control the records and receipts of all vendor back-end rebates, promotions and incentives to ensure their collection and to adjust pricing of products according to such incentives.

Capital Expenditures and Investments

Capital expenditures increased to $3.5 million for the nine month period ended September 30, 2006 compared to $1.5 million for the same period in the prior year. This increase was primarily related to upgrades made to our back office systems in Colombia, Costa Rica, Panama, El Salvador, Guatemala and our Miami operations where we continue to upgrade our inventory management and financial consolidation systems and the purchase of additional warehouse space for $0.4 million in Lima, Peru and $0.5 million in Santiago, Chile.

We anticipate that capital expenditures will remain at approximately $3.5 million per year over the next few years as we continue to upgrade our computer and logistics systems and facilities in connection with the growth in the business.

On June 23, 2005 we invested $14.0 million in cash to acquire Centel. The remaining $5.8 million of the acquisition price was funded by the issuance of $3.0 million in non-voting stock in our company and $2.8 million in seller notes. As per the purchase agreement, the Company withheld $1.0 million of the cash portion of the acquisition price pending final independent verification of working capital accounts. We paid the $1.0 million working capital holdback provision to Centel’s former shareholders on August 22, 2005 after completion of the working capital accounts verification. In addition, pursuant to the share purchase agreement, we paid sellers $1.7 million in connection with inventory and insurance-related purchase price adjustments. Expenses associated with the acquisition were approximately $0.7 million and cash assumed in the acquisition was $4.6 million.

Capital Resources

Based upon our current level of operations and anticipated growth, we believe that cash on hand and cash provided by operations, supplemented as necessary with funds available under our senior secured credit facility (including those of our foreign subsidiaries), will provide sufficient resources to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next twelve months. We cannot assure you, however that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to grow our business, service our indebtedness or make anticipated capital expenditures. We continually assess our capital needs and may seek additional financing as needed to fund working capital requirements, capital expenditures and potential acquisitions. Our ability to secure such additional financing will be subject to business and economic conditions, some of which are beyond our control.

Many of our in-country operations also have limited credit facilities. These credit facilities fall into three categories; asset-based financing facilities, letter of credit and performance bond facilities, and unsecured revolving credit facilities. As of September 30, 2006 the outstanding balance on these in-country facilities totaled approximately $0.9 million.

On August 25, 2005 the Company completed a $120.0 million high yield debt offering. The notes are a second priority senior secured obligation of the Company and are due January 15, 2011. The notes were sold at 99.057% of face value and carry a coupon rate of 11 3/4%. The proceeds of the offering were used to repay existing indebtedness, pay a dividend to shareholders, and pay fees and expenses associated with the debt offering with the remaining balance to be used for general corporate purposes. The notes are collateralized on a second priority basis with 100.0% of the common shares of Intcomex, Inc., Intcomex Holdings, L.L.C. and Intcomex Holdings SPC-I, L.L.C. and 65.0% of the shares of IXLA Holdings, LTD plus the assets of Software Brokers of America, Inc.

Concurrent with the high yield debt offering, Software Brokers of America, Inc. entered into a new $25.0 million three year revolving credit facility with Comerica Bank. Borrowings against the facility will be at prime less 75 basis points and are collateralized with all the personal property of Software Brokers of America, Inc.(“SBA”) On November 2, 2006 Software Brokers of America, Inc. and Comerica Bank amended the credit facility and subordination agreement to allow SBA to make certain payments on an intercompany loan from Intcomex, Inc., increase the minimum level of tangible effective net worth to $37.0 million (which minimum level shall decline from the third fiscal quarter of 2006 to the end of the third fiscal quarter of 2007 to $25.0 million and remain at $25.0 million thereafter) and extended the maturity date to August 25, 2009.

Critical Accounting Estimates

The discussions and analyses of our consolidated financial condition and results of operations are substantially based on our consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of material contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we review and evaluate our estimates and assumptions, including, but not limited to, those that relate to revenue recognition and accounts receivable; inventories; goodwill and other long-lived assets; and income taxes. Our estimates are based on our historical experience and a variety of other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making our estimates about the carrying values of assets and liabilities that are not readily available from other sources. Although we believe our estimates, judgments and assumptions are appropriate and reasonable based upon available information, these assessments are subject to a wide range of factors; therefore, actual results could differ from these estimates.

We believe the following critical accounting policies are impacted by our judgment or by estimates used in the preparation of our consolidated financial statements.

Revenue recognition and accounts receivable. Revenue is recognized once the following criteria are met: we have persuasive evidence that an arrangement exists; delivery to our customer has occurred, which happens at the point of shipment (this includes the transfer of both title and risk of loss, provided that no significant obligations remain); the price is fixed and determinable; and collectibility is reasonably assured. We allow our customers to return product for exchange or credit subject to certain limitations. Actual losses on such returns are recorded at the time of the return. Historical experience has shown the losses to be less than 1.0% of sales. Shipping and handling costs billed to customers are included in revenue and related costs are included in the cost of sales.

We provide allowances for doubtful accounts on our accounts receivable for estimated losses resulting from the inability of our customers to make required payments. Changes in the financial condition of our customers or other unanticipated events, which may affect their ability to make payments, could result in charges for additional allowances exceeding our expectations. Our estimates are influenced by the following considerations: the large number of customers and their dispersion across wide geographic areas; the fact that no single customer accounts for 2.8% or more of our revenue; a dedicated credit department at our Miami headquarters and at each of our in-country subsidiaries; aging of receivables, individually and in the aggregate; credit insurance coverage; and the value and adequacy of collateral received from our customers in certain circumstances.

Inventories. Our inventory levels are based on our projections of future demand and market conditions. Any unanticipated decline in demand or technological changes could cause us to have excess or obsolete inventories. On an ongoing basis, we review for estimated excess or obsolete inventories and make provisions for our inventories to reflect their estimated net realizable value based upon our forecasts of future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory obsolescence provisions may be required. Our estimates are influenced by the following considerations: protection from loss in value of inventory under certain vendor agreements, our ability to return to vendors a certain percentage of our purchases, aging of inventories, variability of demand due to economic downturn and other factors, and rapid product improvements and technological changes.

Goodwill and other long-lived assets. Our goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. We assess goodwill for impairment on an annual basis, or sooner if events indicate such a review is necessary. Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of the goodwill exceeds its implied value. Future changes in the estimates used to conduct the impairment review, including revenue projections, market values and changes in the discount rate used could cause the analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill. The discount rate used is based on our capital structure and, if required, an additional premium on the reporting unit based upon its geographic market and operating environment. The assumptions used in estimating revenue projections are consistent with internal planning.

In addition, we review other long-lived assets (principally property, plant and equipment) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the asset’s fair value, we measure and record an impairment loss for the excess. We assess an asset’s fair value by determining the expected future undiscounted cash flows of the asset. There are numerous uncertainties and inherent risks in conducting business, such as general economic conditions, actions of competitors, ability to manage growth, actions of regulatory authorities, pending investigations or litigation, customer demand and risk relating to international operations. Adverse effects from these or other risks may result in adjustments to the carrying value of our other long-lived assets.

Income taxes. As part of the process of preparing our consolidated financial statements, we estimate our income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This process involves estimating our actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses, for tax and financial reporting purposes. These differences may result in deferred tax assets and liabilities, which are included in our condensed consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we must provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for tax liabilities involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities.

In the event of a distribution of the earnings of certain international subsidiaries, we would be subject to withholding taxes payable on those distributions to the relevant foreign taxing authorities. Since we currently intend to reinvest undistributed earnings of these international subsidiaries indefinitely, we have made no provision for income taxes that might be payable upon the remittance of these earnings. We have also not determined the amount of tax liability associated with an unplanned distribution of these permanently reinvested earnings. In the event that in the future we consider that there is a reasonable likelihood of the distribution of the earnings of these international subsidiaries (for example, if we intend to use those distributions to meet our liquidity needs), we will be required to make a provision for the estimated resulting tax liability, which will be subject to the evaluations and judgments of uncertainties described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in our quantitative and qualitative disclosures about market risk for the third quarter ended September 30, 2006 from those disclosed in our Form S-4 filing with the SEC. For further discussion of qualitative and quantitative disclosures about market risk, reference is made to our Form S-4 filing with the SEC.

Item 4. Controls and Procedures

There have been no changes in the Company’s internal controls over financial reporting that have occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, we concluded that as of September 30, 2006, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.

Part II. Other Information

Item 1. Legal Proceedings

In the normal course of business, the Company is subject to litigation. In the opinion of management, the ultimate resolution of these litigations will not have a material adverse effect on the condensed consolidated financial statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Form S-4 filed with the SEC, which could materially affect our business, financial condition or future results. The risks described in our Form S-4 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Other Information

Not applicable.

ITEM 3. EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Anthony Shalom	Chairman of the Board of Directors;	December 22, 2006
Anthony Shalom	Chief Executive Officer

/s/ Michael F. Shalom	President	December 22, 2006
Michael F. Shalom

/s/ Russell A. Olson	Chief Financial Officer	December 22, 2006
Russell A. Olson