Form 10-K
period 2006-12-31
Intcomex, Inc.
filed 2007-03-30
CIK 1359425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-134090

Intcomex, Inc.

(Exact name of Registrant as Specified in its Charter)

Delaware	65-0893400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3505 NW 107th Avenue, Miami, FL 33178

(Address, including Zip Code, of Principal Executive Offices)

(305) 477-6230

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark if registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 100,000 shares of Common Stock, par value $0.01 per share and 2,182 shares of Class B non-voting Common Stock, par value $0.01 per share, outstanding at December 31, 2006. There is no public trading market for the stock.

DOCUMENTS INCORPORATED BY REFERENCE:

PART I

ITEM 1. BUSINESS

The following discussion includes forward-looking statements, including but not limited to, management’s expectations of competition; revenues, margin, expenses and other operating results or ratios; contingencies and litigation; operating efficiencies; economic conditions; capital expenditures; liquidity; capital requirements; acquisitions and integration costs; operating models; exchange rate fluctuations and rates of return. In evaluating our business, readers should carefully consider the important factors discussed under “Risk Factors.” We disclaim any responsibility to update any forward-looking statements.

Introduction

Intcomex, Inc. is a leading, United States-based value-added distributor of information technology (“IT”) products to Latin America and the Caribbean. Intcomex distributes computer components, peripherals, software, computer systems, accessories, networking products and digital consumer electronics to more than 40,000 customers in 45 countries. We offer single source purchasing to our customers by providing an in-stock selection of more than 5,700 products from over 220 vendors, including the world’s leading IT product manufacturers.

History

Michael Shalom and Anthony Shalom founded the company as a small software retailer in South Florida in 1988. In 1989, we started exporting IT products from Miami to Latin America and moved our headquarters to the vicinity of the Port of Miami and the Miami International Airport in order to capitalize on the growing export trade of IT products to Latin America and the Caribbean. We established our first in-country operations in Mexico in 1992, and expanded our presence to include Panama and Chile in 1994; Peru, Guatemala and Uruguay in 1997; El Salvador, Ecuador, Costa Rica and Jamaica in 2000; Argentina in 2003; and Colombia in 2004. In 2001, we sold our participation in our then-existing Mexican operations, although we re-established our presence in Mexico by acquiring Centel in June 2005. Our growth into new markets has been organic, typically in partnership with talented local managers knowledgeable about the IT products distribution business in their country. Though our geographic coverage in the region is now extensive, our in-country operations, which have been introduced over a period of several years, are at different stages of development.

In August 2004, CVC International, a division of Citigroup engaged in private equity investments in emerging markets, acquired 52.5% of the voting equity interests of the company, and we redeemed all of the equity interests in our company held by our former non-management shareholders and some of the equity interests in our company held by our management shareholders. After giving effect to the acquisition and redemptions, Anthony Shalom and Michael Shalom became our second and third largest shareholders (after CVC International), with holdings of 23.0% and 9.0% of our voting stock, respectively. The other shareholders in our company are also members of our management. At the time of the acquisition, our shareholders entered into a shareholders agreement providing for, among other things, certain governance arrangements concerning our company. We incorporated in the state of Delaware in August 2004.

Industry

IT products generally follow a three-tiered distribution system from the manufacturer to end-users in Latin America and the Caribbean:

•

Wholesale aggregators, typically based in Miami, purchase IT products from vendors, and sell such products to other Miami-based exporters and in-country distributors. They typically maintain warehouses and sales forces in Miami and do not have substantial operations outside of Miami.

•

In-country distributors purchase IT products from wholesale aggregators and sell them to local resellers. The in-country distributors typically have a limited geographic focus (generally limited to one country or even certain cities within one country), a local sales force in direct contact with their customers and local warehousing. The in-country distributors’ limited size, capital and geographic reach often prevent them from establishing and maintaining direct relationships with vendors, which are located predominantly in North America and Asia and which limit their relationships to IT distributors with broad geographic coverage or large order sizes. In most markets, in-country distributors are not of sufficient size to benefit from economies of scale and are not sufficiently capitalized to offer their customers a full range of products and services.

•

Resellers acquire IT products from the in-country distributors and resell them to the end-user (typically individuals, small and medium businesses or governments). Resellers vary greatly in size and type, from one-person operations to large retailers.

The distribution model for IT products in Latin America and the Caribbean is markedly different from that of more advanced markets where direct sales by IT vendors are common. In our region, IT vendors rely extensively on wholesale distribution rather than direct sales. According to IDC, in 2006 IT distributors (including local dealers, local assemblers and resellers) comprised 82% of PCs sold in Latin America, while the remaining 18% were sold directly to end-users through the internet and named OEM direct sales.

The Latin American and Caribbean region is comprised of more than 40 countries, many unique in such areas as logistical infrastructure, regulatory and legal framework, trade barriers, taxation, currency and language. This fragmentation presents challenges to IT product manufacturers seeking to establish a regional distribution, sales, logistics and service network, as such a network would have to be created for each country, with limited economies of scale due to the small size of most markets and barriers to entry associated with cross-border complexities. We believe that our network of 24 sales and distribution operations and 13 country geographic presence in the region is not only unique, but also valuable and difficult to replicate.

Company Strengths

Since the opening of our first in-country operation in 1992, we have concentrated on developing a regional distribution network providing resellers of IT products in Latin America and the Caribbean with the broadest product selection and availability. In achieving a leadership position in the markets we serve, we have capitalized on our strengths, which include:

        Defensible position as a key player in the IT products supply chain. Our distribution capabilities in Latin America and the Caribbean, combined with our long-term business experience, create a market presence and infrastructure unmatched by any of our competitors. The large number of resellers in the region, their relatively small size and their geographic fragmentation make it cost effective for vendors to rely on wholesale distributors with a broad regional distribution channel. We provide vendors with extensive regional coverage, larger orders, lower selling and delivery costs, quality pre- and post-sale marketing and technical support and a significant simplification of their customer credit risk management. Similarly, our reseller customers who rely on wholesale aggregators and distributors for timely product supply, benefit from our one-stop shop for IT products. Typically, resellers’ small order sizes prevent them from establishing direct relationships with major IT product vendors, and resellers’ limited in-stock inventory creates a need for aggregators and distributors that can provide rapid delivery of a wide variety of products. We provide resellers with broad and timely product availability, multi-vendor single source purchasing, technical support and local warranty service. Consequently, we are a critical component of the supply chain between vendors located primarily in North America and Asia and resellers in Latin America and the Caribbean. We believe that the combination of the significant time and investment required to establish an efficient distribution infrastructure in each of our countries and the valuable services we provide to both vendors and customers affords us a defensible position in each of the 12 markets in which we have in-country operations.

Balanced and diversified geographic presence, customer base and vendor base. Our balanced and diversified geographic presence, customer base and vendor base are key to managing our business risks. In 2006, no single country represented more than 16.7% of our revenue. Our country diversification limits our exposure to macroeconomic cycles and political risk. No single customer represented more than 2.0% of our revenue and no single vendor represented more than 14.8% of our revenue for the year ended December 31, 2006. Our customer fragmentation allows for broad diversification of credit risk. Our diversified vendor base permits us to avoid reliance on any one product or manufacturer, which in turn gives us purchasing and pricing flexibility and significant latitude in tailoring the product selection we offer to our customers. See note 11 to our Consolidated Financial Statements, included in Item 8 of this Annual Report on Form 10-K.

Leading market positions. We believe that we hold a number one or number two market share position within each country in which we have an in-country distribution presence (excluding Mexico, where we believe we are the third largest IT distributor, and Colombia). Our leading market positions, the significant benefits we deliver to our vendors and customers and our established brand name have been important factors that have allowed us to achieve profitable growth and to obtain and maintain favorable relationships with vendors. Most importantly, we believe that our leading market positions would allow us to compete effectively against any new entrants to our markets, especially in the case of our smaller markets where economies of scale are more difficult to achieve.

Focused working capital management. Historically, our focus on our working capital accounts, coupled with our attractive margins, has allowed us to fund our organic growth through internally generated cash flows. Our cash conversion cycle (trade accounts receivable days + inventory days - accounts payable days) for 2006 was 35.9 days. We have managed our cash conversion cycle through the following methods:

•	centralized purchasing that creates purchasing and pricing economies of scale;

•	frequent product shipments that allow for lean in-country inventory levels;

•	spot pricing contracts with logistics providers that allow us competitive rates and fast delivery times;

•

our large number of over 40,000 customers in 2006 and our strict credit policies that dilute and limit our credit and collection risk, resulting in low bad-debt expenses of 0.1% and 0.2% of revenue in 2006 and 2005, respectively; and

•

regional diversity and on-going inventory and demand monitoring that allow us to efficiently ship products to high-demand areas, resulting in low inventory obsolescence of 0.16% and 0.19% of revenue in 2006 and 2005, respectively.

Experienced management team with significant equity ownership. Each of our two co-founders, who today are our Chief Executive Officer and our President, has more than 15 years of industry experience in the region. Our senior management team has an average tenure of 10 years with us. Each of our executive officers has had substantial experience working in the Latin American and Caribbean region. Members of our management team (including certain managers of in-country operations) own approximately 48.6% of the shares in our company. As a result of their substantial equity interest, we believe that our management has significant incentive to continue to increase our revenue and cash flows through profitable growth.

Customers

We currently sell to over 40,000 distributors and resellers. Although the end users of our products are mostly individuals and small and medium businesses, we supply these end users through a well-established network of in-country distributors, value added resellers, system builders and retailers, as well as through United States-based distributors selling into these regions. We have always emphasized customer care and long-term customer development. We seek to build customer loyalty not only by having wide product selection and quick delivery times, but also by offering product training and support and by granting credit (when the customer is approved under our credit policies). We believe that the extension of payment terms to creditworthy customers is one of our key competitive advantages, as many of our local competitors do not have the financial resources to do so and as a result offer products only on a cash-and-carry basis.

For the year ended December 31, 2006, no single customer accounted for more than 2.0% of our revenue on a consolidated basis and the top ten customers by volume of sales accounted for less than 9.1% of our consolidated revenue. For the year ended December 31, 2005, no single customer accounted for more than 2.9% of our revenue on a consolidated basis and the top ten customers by volume of sales accounted for less than 11.2% of our consolidated revenue. Our strategy is not to rely on any single customer for a large percentage of sales, and to diversify sales in addition to maximizing sales from individual customers.

Sales and Marketing

As of December 31, 2006 we maintained a sales force of 525 individuals in our in-country operations. Our Miami operations employed 27 people dedicated to serving third-party customers.

Each in-country sales force is managed by a general manager and, depending on the size of the operation, a sales manager. The general managers and the sales managers are responsible for customer relationships and development of new accounts. Our Chief Executive Officer and our commercial director also spend a considerable amount of time visiting customers and our in-country operations to develop new customer accounts and solidify and improve existing relationships.

We use an incentive-based compensation structure for our sales force that varies from country to country. Generally, the compensation consists of a base salary and variable commission and includes supplier promotional rebates. The commission is generally calculated as a percentage of collected gross profits.

As of December 31, 2006 our marketing department consisted of 5 employees in Miami and 47 employees throughout the region. The marketing department’s responsibilities include oversight of our corporate identity, the preparation of marketing materials, various types of media activity and the development of marketing research studies and specialized reseller-focused events. In addition, the department works with vendors to establish periodic marketing and sales programs to generate vendor brand awareness and product demand. In this regard, our marketing department acts as a liaison between our company and our vendors.

The marketing department uses marketing and business development funds available from vendors of branded IT products for various activities, including the preparation of our annual product catalog and monthly pricing books, customer training, specialized events and trade shows. Our Miami operations administer all marketing funds and allocates them to our in-country operations to support local marketing programs.

Some of our more notable marketing events are Connections (a semi-annual product and technology training events offered by vendors to the general managers and product managers of the in-country operations) and INTCOMEXPO (a private trade show at each of our in-country operations organized for the benefit of our customers, with 15 to 30 vendors present at each show).

Products

We aim to offer single source purchasing to our reseller customers so that they can purchase from us all of their IT product needs, and we believe that our wide selection of products is a key attraction for resellers that do business with us. The single source purchasing concept is especially important for assemblers of unbranded, or “white-box” personal computers, which must source all the necessary components before they can commence assembly. White-box personal computers, which typically have lower retail selling prices but higher margins than branded computer systems, comprise about 57.3% of the Latin American personal computer market according to Gartner. We do not sell branded desktop personal computers other than our own NEXXT Solutions and Blue Code lines of personal computers and personal computers we assemble under our customers’ brands.

Our product categories are:

•

Components. This category consists of the components that are the basic building blocks of a personal computer and includes motherboards, processors, memory chips, internal hard drives, internal optical drives, cases and monitors;

•

Peripherals. This category consists of devices that are used in conjunction with computer systems and includes printers, power protection/backup devices, mice, scanners, external disk drives, multimedia peripherals, modems, projectors and digital cameras;

•	Software. This category includes operating system, productivity, office, security and anti-virus software;

•

Computer systems. This category consists of self-standing computer systems capable of functioning independently. In addition, most of our operations assemble and sell personal computers and notebook computers under our own brands, under our customers’ brands and in unbranded cases;

•

Accessories. This category includes computer cables, connectors, computer and networking tools, media, media storage, keyboard and mouse accessories, speakers, computer furniture and networking accessories;

•

Networking. This category consists of hardware that enables two or more personal computers to communicate, and includes modems, routers, switches, hubs and wireless local area network access points, local area network (“LAN”) interface cards and wireless LAN interface cards; and

•	Other products. This category includes digital consumer electronics and special order products.

Our primary focus is on the components, peripherals and accessories categories, as these tend to have higher margins than the other product categories. We believe that a focus on components, peripherals and accessories, together with the vendor protection policies described below, help us reduce the risks of inventory obsolescence. We believe that our inventory obsolescence rates, at 0.16% and 0.19% of revenue in 2006 and 2005, respectively, are very low by industry standards. Our strategy is to maintain this core mix of product categories, and in particular to maintain high levels of sales in the components category, as more people in Latin America and the Caribbean become computer users.

Among our strategies for growth is the expansion of our offerings in the following categories or subcategories: enterprise-class networking products (including networking products, servers, storage and software), enterprise IP telephony products (including IP PBX systems and IP telephones), gaming and infotainment products (including video game systems) digital consumer electronics (including digital cameras and plasma displays) and products sold under our proprietary brands (for example, NEXXT Networking Solutions). We plan to expand into these categories gradually as demand for these products grows among our customers and end user markets, our existing vendors start offering these products and we initiate relationships with new vendors offering these products.

	Percentage of consolidated revenue in year ended December 31,
Category	2006	2005	2004
Components	51.0%	56.5%	55.2%
Peripherals	18.2%	23.3%	25.3%
Software	4.9%	5.8%	6.9%
Computer systems	10.5%	7.5%	6.5%
Accessories	10.4%	4.8%	3.2%
Networking	2.2%	1.9%	2.0%
Other products	2.8%	0.2%	0.9%

Total:	100.0%	100.0%	100.0%

Vendors

We have established direct relationships with many of the major global manufacturers of branded computer products, including Epson, Hewlett Packard, Intel, Kingston, Microsoft, Samsung, Seagate and Western Digital, as well as a host of generic component vendors from the United States and Asia. For the year ended December 31, 2006, our top ten vendors manufactured products that accounted for 63.8% of our revenue and our top vendor accounted for 14.8% of our revenue. For the year ended December 31, 2005, our top ten vendors manufactured products that accounted for 64.0% of our revenue and our top vendor accounted for 14.8% of our revenue. We continue to believe in the strategic importance of diversifying our revenues among multiple vendors.

We have entered into written distribution agreements with many of our vendors, which typically provide for nonexclusive distribution rights for specific territories. We believe that it is not common in our industry for vendors to have exclusive relationships with distributors, and, because the market for IT products is subject to rapid change and reliant upon product innovation, we believe that our customers are better served by our ability to carry competing brands. The agreements are generally short term and subject to periodic renewal.

Our vendors typically extend us payment terms of between 30 and 60 days. Vendors of branded products often offer us back-end rebates, promotions and incentives.

Like other IT distributors, we are subject to the risk that the value of our inventory will be affected adversely by vendors’ price reductions or by technological changes affecting the usefulness or desirability of the products comprising the inventory. It is the policy of many vendors of IT products to offer distributors some protection from the loss in value of inventory due to technological change or a vendor’s price reductions. Under many of these agreements, the distributor is restricted to a designated period of time in which products may be returned for credit or exchanged for other products or during which price protection credits may be claimed. We take various actions, including monitoring our inventory levels, soliciting frequent input from country managers about demand projections and controlling the timing of purchases, to maximize our protection under supplier programs and reduce our inventory risk.

When we sell a product, our customer receives a warranty for the product from our vendors. We administer our vendor’s warranties and track the unique serial numbers of most products passing through our distribution facilities. By tracking unique serial numbers, we are able to determine whether specific products presented by our customers or our in-country operations for service or repair under warranty are eligible. This system allows us to limit the quantity of unauthorized returns of merchandise and to provide what we believe is the fastest and highest-quality return-to-manufacturer authorization service in the region. Our annual expense incurred in administering the warranties issued to our customers was less than $2.0 million and $2.1 million in 2006 and 2005, respectively.

Competition

The IT products distribution industry in Latin America and the Caribbean is highly competitive. The factors on which IT distributors compete include:

•	price;

•	availability and quality of products and services;

•	terms and conditions of sale;

•	availability of credit and credit terms;

•	timeliness of delivery;

•	flexibility in tailoring specific solutions to customers’ needs;

•	effectiveness of marketing and sales programs;

•	availability of technical and product information; and

•	availability and effectiveness of warranty programs.

Distribution of IT products in Latin America and the Caribbean is a very fragmented industry containing a few multinational companies, such as Ingram Micro, Inc. (present in Brazil, Chile, Mexico, Peru and Argentina), Tech Data Corporation (present in Brazil, Chile, Uruguay and Peru), Bell Microproducts Inc. (present in Argentina, Brazil, Chile and Mexico) and SYNNEX Corporation (present in Mexico), and a large number of local companies that operate in a single country, such as Grupo Deltron S.A. in Peru and Airoldi Computación in Argentina. We have broad geographic coverage in Latin America and the Caribbean that is unique in our industry.

Our principal competitors are Ingram Micro and Tech Data, each of which operates local distribution centers in the limited number of our addressed markets. In contrast, we are able to offer our vendors an in-country distribution channel to many Latin American and Caribbean markets. Additionally, while our product offering is more focused on components for white-box personal computers, Ingram and Tech Data are focused on high-end branded equipment, including servers. While these competitors are larger and better capitalized than we are, and in the case of the Mexican market have a significantly larger market share than we do, we believe that our multi-country, components-focused business model is better suited for sustainable growth in Latin America and the Caribbean.

Our relatively large size, on the other hand, provides us with certain advantages over smaller local distributors, who sometimes have a lower cost structure than we do, in part because they may operate in the “informal” economy. Our advantages include more developed vendor relationships, broader product offerings, greater product availability and more effective customer service (including credit and technical support).

We believe that our geographical focus on and wide scope in Latin America and the Caribbean allow us to adopt a business model well suited to take advantage of the current characteristics of the market and of expected growth in the region. By combining the two roles of Miami aggregator and local distributor, we are able to take advantage of the economies of scale and relationships with vendors provided by a single home office in Miami and the direct contact and knowledge of the local markets gained from our offices in the various countries in which we operate. Our size and geographical focus benefit both our vendors and our customers. Vendors are able to sell to us in substantial order sizes and to sell their products throughout Latin America and the Caribbean. Customers benefit from the wide selection of products and support services of a larger company while at the same time having access to a local staff that is knowledgeable and service-oriented.

Asset Management

We seek to maintain sufficient quantities of product inventories to achieve immediate inventory availability for our customers. Our business, like that of other distributors, is subject to the risk that the value of our inventory will be affected adversely by suppliers’ price reductions or by technological changes affecting the usefulness or desirability of the products comprising the inventory. It is the policy of many suppliers of technology products to offer distributors like us, who purchase directly from them, limited protection from the loss in value of inventory due to technological change or a supplier’s price reductions. Under many of these agreements, the distributor is restricted to a designated period of time in which products may be returned for credit or exchanged for other products or during which price protection credits may be claimed. We take various actions, including monitoring our inventory levels and controlling the timing of purchases, to maximize our protection under supplier programs and reduce our inventory risk. However, no assurance can be given that current protective terms and conditions will continue or that they will adequately protect us against declines in inventory value, or that they will not be revised in such a manner as to adversely impact our ability to obtain price protection. In addition, suppliers may become insolvent and unable to fulfill their protection obligations to us. We are subject to the risk that our inventory values may decline and protective terms under supplier agreements may not adequately cover the decline in values. In addition, we distribute private label products for which price protection and rights of return are not customarily contractually available, and for which we bear certain increased risks. We manage these risks through pricing and continual monitoring of existing inventory levels relative to customer demand. On an ongoing basis, we reserve for excess and obsolete inventories and these reserves are appropriately utilized for liquidation of such inventories, reflecting our forecasts of future demand and market conditions.

Inventory levels may vary from period to period, due, in part, to the addition of new suppliers or new lines with current suppliers and strategic purchases of inventory. In addition, payment terms with inventory suppliers may vary from time to time, and could result in less inventories being financed through vendor trade credit and a greater amount of inventory being financed by our capital resources.

Trademarks and Domain Names

We have registered a number of trademarks and domain names for use in our business. We have registered trademarks such as “Intcomex”, “KLIP XTREME”, “KLIP”, “FORZA”, “Blue Code”, “CENTEL” and “NEXXT Solutions” in the United States and in various Latin American and Caribbean jurisdictions. We also have registered domain names, including intcomex.com, nexxtsolutions.com, intcomex.cl, intcomex.ec and incomex.com.pe. We believe that our trademarks will help us build greater name recognition in the region in which we operate.

Employees

As of December 31, 2006 we employed 1,548 persons. Of these, 151 were located in Miami, with the remaining 1,397 located in our in-country operations. We do not have any collective bargaining agreements with our employees, nor are they unionized except for the employees in certain in-country operations, such as Mexico. We believe that our relations with our employees are generally good. Our annual employee turnover rate varies by location. Based on management estimates, we believe our employee turnover is below the industry average with 28.7% of our employees in our Miami operations having been with the company for over five years.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. We therefore file periodic reports and other information with the Securities and Exchange Commission (the “SEC”). Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information.

Financial and other information can also be accessed through our website at www.intcomex.com. There, we make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. The information posted on our website is not incorporated into this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

CAUTIONARY STATEMENTS FOR PURPOSES OF THE “SAFE

HARBOR” PROVISIONS OF THE PRIVATE SECURITIES

LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for “forward-looking statements” to encourage companies to provide prospective information, so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statement(s). Intcomex desires to take advantage of the safe harbor provisions of the Act.

Our Annual Report on Form 10-K for the year ended December 31, 2006, our quarterly reports on Form 10-Q, our current reports on Form 8-K, periodic press releases, as well as other public documents and statements, may contain forward-looking statements within the meaning of the Act, including, but not limited to, management’s expectations for process improvement; competition; revenues, expenses and other operating results or ratios; contingencies and litigation; economic conditions; liquidity; capital requirements; and exchange rate fluctuations. Forward-looking statements also include any statement that may predict, forecast, indicate or imply future results, performance, or achievements. Forward-looking statements can be identified by the use of terminology such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “project,” “continue,” “plans,” “aims,” “intends,” “likely,” or other similar words or phrases.

We disclaim any duty to update any forward-looking statements. In addition, our representatives participate from time to time in:

•	speeches and calls with market analysts,

•	conferences, meetings and calls with investors and potential investors in our securities, and

•	other meetings and conferences.

Some of the information presented in these calls, meetings and conferences may be forward-looking within the meaning of the Act.

Our actual results could differ materially from those projected in forward-looking statements made by or on behalf of Intcomex. In this regard, from time to time, our results may have differed from estimates of revenue or earnings. In future quarters, our operating results may differ significantly from the expectations of public market analysts or investors or those projected in forward-looking statements made by or on behalf of Intcomex due to unanticipated events, including, but not limited to, those discussed in this section. Because of our narrow gross margins, the impact of the risk factors stated below may magnify the impact on our operating results and/or financial condition

We operate in a highly competitive environment. The IT products distribution industry in Latin America and the Caribbean is highly competitive. The factors on which IT distributors compete include:

•	price;

•	availability and quality of products and services;

•	terms and conditions of sale;

•	availability of credit and credit terms;

•	timeliness of delivery;

•	flexibility in tailoring specific solutions to customers’ needs;

•	effectiveness of marketing and sales programs;

•	availability of technical and product information; and

•	availability and effectiveness of warranty programs.

The IT products distribution industry in Latin America and the Caribbean is very fragmented. In certain markets, we compete against large multinational companies (including Ingram Micro, Inc., Tech Data Corporation, SYNNEX Corp. and Bell Microproducts Inc.), which are significantly better capitalized than we are and potentially enjoy greater bargaining power with vendors than we do. In addition, our main competitor in Mexico, Ingram Micro, Inc., has a significantly larger market share than we do in that country. In all of our in-country markets, we also compete against a substantial number of locally based distributors, many of which have a lower cost structure than we do, in some cases because they operate in the local “informal” economy. Due to intense competition in our industry, we may not be able to compete effectively against our existing competitors or against new entrants to the industry, or to maintain or increase our sales, market share or margins.

Our relatively high margins, together with improving economic conditions, may attract new competitors into our markets, which may cause our results of operations to decline. Historically, we have had relatively high margins as compared to our principal competitors. Our relatively high margins may attract new competition into our markets, including competition from companies employing alternate business models such as manufacturer direct sales. Improvements in economic conditions in countries in which we operate, including an increase in per capita income levels, will likely lead to an increase in demand for IT products in these countries, thereby making them more attractive to our competitors. Loss of existing or future market share to new competitors and increased price competition could adversely affect our results of operations.

Political and economic developments in Latin America and the Caribbean may have an adverse effect on our results of operations. In 2006, sales to customers servicing Latin America and the Caribbean accounted for virtually all of our consolidated revenue. Our financial results are sensitive to the performance of the economies of Latin America and the Caribbean. If local, regional or worldwide economic trends adversely affect the economies of any of the countries in which we have operations, our financial condition and results of operations could be affected adversely. In addition, we believe that the end-users of a significant portion of the products sold to United States customers by our Miami operations are also located in Latin America and the Caribbean. The following are examples of significant risks to which we are subject and important events affecting us:

•

Our sales in foreign countries could decline if those countries were to impose additional tariffs, import and export controls or other trade barriers that restrict our ability to sell products in such countries. Potential transportation delays across national borders resulting from more complex customs procedures could also lead to reduced sales and increased costs or working capital requirements.

•

Worsening local economic or political conditions or changes in laws governing capital controls, the liquidity of bank accounts or the repatriation of capital and dividends could prevent or inhibit our receipt of cash from our foreign reseller customers or our foreign subsidiaries, result in longer payment cycles, or impair our collection of accounts receivable.

•

The demand for IT products could decline as a result of political, social or economic instability in the region. Economic slow-downs in the region, including those resulting from changes in fiscal or monetary policies, could decrease demand for the products we distribute, result in higher levels of inventories in our distribution channels and decrease our gross and operating margins.

•	We could experience difficulties in staffing, monitoring and managing our foreign operations.

•

We could be subject to adverse tax consequences, including the imposition of withholding or other taxes on payments made by our subsidiaries or increases in value added tax or sales tax on the products we sell.

•	We could incur significant costs in complying with a variety of foreign laws, trade customs and practices and changes in regulatory requirements.

•

The value of our accounts receivable and other assets could decline if foreign countries were to devalue their currencies. Any devaluation could also make our products more expensive in local currency and decrease demand for our products.

Fluctuations in foreign currency exchange rates could adversely affect the results of our operations. In the years ended December 31, 2006 and 2005, 40.7% and 34.9%, respectively, of our revenue were invoiced in currencies other than the United States dollar, while 96.1% and 96.6%, respectively, of our costs were denominated in United States dollars. We do not hedge against all of the risk to which we are exposed if the currency in which our invoices are denominated were to devalue against the United States dollar between the time of invoicing and the date of payment on the invoice. In certain markets in which the United States dollar is not the local currency, we nonetheless invoice in United States dollars. In these markets, a significant and sustained devaluation of the relevant local currency could adversely affect the ability of our customers to pay those invoices, thus affecting adversely the value of our receivables, our revenue and our results of operations.

In addition, large and sustained devaluations of local currencies can make many of our products, the cost of which in almost all cases is denominated in United States dollars, more expensive in local currencies, which in turn could adversely impact demand for our products and our revenue.

Finally, a large and sustained devaluation of the United States dollar could make our local currency costs greater in United States dollar terms, thereby possibly reducing our margins.

If we lose the services of our key executive officers, we may not succeed in implementing our business strategy. We are currently managed by certain key senior management personnel, including both of our founders, Anthony Shalom and Michael Shalom. These individuals have extensive experience and knowledge of our industry and the many local markets in which we operate. The loss of their services could adversely affect our ability to implement our business strategy, and new members of management may not be able to implement our strategy successfully. With the exception of an employment agreement with our Chief Financial Officer, we have no employment agreements with any of our executive officers or in-country managers.

In addition, in establishing and developing many of our in-country operations, we have relied in large part on the local market knowledge and entrepreneurial skills of a limited number of local managers in those markets. The loss of the services of any of these managers could adversely impact our operations and financial results in the market in which the manager is located.

Our expansion into new markets may present additional risks that could materially and adversely affect the results of our operations. We currently operate in 12 Latin American and Caribbean countries and expect to enter into new geographic markets both within the countries where we already conduct operations and in new countries where we have no prior operating or distribution experience. In such new markets, we will face challenges such as customers’ lack of awareness of our brand, difficulties in hiring personnel and problems arising from our unfamiliarity with local IT products distribution industry markets and demographics. New markets may also have different competitive conditions from our existing markets. Any failure on our part to recognize or respond to these differences may adversely affect the success of our operations in those markets, which in turn could materially and adversely affect our results of operations.

We may not realize the expected benefits from any of our acquisitions, which could have a material adverse effect on our business, financial condition and results of operations. We may in the future pursue acquisitions. Our success in realizing the expected benefits from any of our acquisitions depends on a number of factors, including retaining or hiring local management personnel, successful integration of the operations, IT systems, customers, vendors and partner relationships of the acquired companies and our ability to devote capital and management attention to the newly acquired companies in light of other operational needs. Our efforts to implement our strategy could be affected by a number of factors beyond our control, such as increased competition and general economic conditions in the countries where the newly acquired companies operate. Any failure to effectively implement our strategy could have a material adverse effect on our results of operations.

We depend on a relatively small number of vendors for products that make up a significant portion of our revenue. A significant portion of our revenue is derived from products manufactured by a relatively small number of vendors. For the year ended December 31, 2006 and 2005, our top ten vendors manufactured products that accounted for 63.8% and 64.0% of our revenue and our top vendor accounted for 14.8% and 14.8% of our revenue, respectively. We expect that we will continue to obtain most of our products from a relatively small number of vendors and that the portion of our revenue that we obtain from such vendors may continue to increase in the future. Due to intense competition in the IT products distribution industry, our key vendors can choose to work with many other distributors and, pursuant to standard terms in our vendor agreements, may terminate their relationships with us on short notice. The loss of a relationship with any of our key vendors may adversely affect our results of operations.

Our ability to stay competitive in the IT products distribution industry and increase our customer base depends on our ability to offer, on a continuous basis, a selection of appealing products that reflect our customers’ preferences. To be successful, our product offerings must be broad in scope, affordable, well-made, innovative and attractive to a wide range of consumers whose preferences may change regularly. This depends in large part on the ability of our key vendors to respond quickly to technological changes and innovations and to manufacture new products that correspond to the new demands of our customers and requires on the part of vendors a continuous investment of resources to develop and manufacture new products. If our key vendors fail to respond on a timely basis to the rapid technological changes that have been characteristic of the IT products industry, fail to provide new products that are desired by consumers or otherwise fail to compete effectively against other IT products manufacturers, the products that we offer may be less desirable to consumers and we could suffer a significant decline in our revenue, including revenue driven by end-users’ upgrades of their existing IT products. The ability and willingness of our vendors to develop new products depends on factors beyond our control. If our product offerings fail to satisfy customers’ tastes or respond to changes in customer preferences, our revenues may decline and our competitors may gain additional market share.

We are dependent on vendors to maintain adequate inventory levels. We depend on vendors to maintain adequate inventory. Any supply shortages or delays (some or all of which are beyond our control) could cause us to be unable to service customers on a timely basis, which in turn could adversely affect our results of operations.

We are subject to the risk that our inventory values may decline. The IT products distribution industry is subject to rapid technological change, new and enhanced product specification requirements and evolving industry standards. These factors may cause a substantial decline in the value of our inventory or may render all or substantial portions of our inventory obsolete. Changes in customs or security procedures in the countries through which our inventory is shipped, as well as other logistical difficulties that slow the movement of our products to our customers, can also exacerbate the impact of these factors. While some of our vendors offer us limited protection against the decline in value of our inventory due to technological change or new product developments in the form of credit or partial refunds, these protective policies are largely subject to the discretion of our vendors. The protective terms of our vendor agreements may not adequately cover declines in our inventory value. In addition, these vendors may not continue to offer protective terms in the future.

A loss of, or reduction in, trade credit from our vendors could reduce our liquidity, increase our working capital needs and/or limit our ability to purchase products. Our business is working capital intensive and our ability to pay for products is largely dependent on our principal vendors providing us with payment terms that facilitate the efficient use of our capital. The payment terms that we receive from our vendors are based on several factors, including:

•	our recent operating results, financial position, including our level of indebtedness, and cash flows;

•	our payment history with the vendor;

•	the vendor’s credit granting policies, any contractual restrictions to which it is subject, our creditworthiness (as determined by various entities) and general industry conditions;

•	prevailing interest rates; and

•	the vendor’s ability to obtain credit insurance in respect of amounts that we owe it.

Adverse changes in any of these factors, many of which are not within our control, could increase the costs to us of financing our inventory, which may limit or eliminate our ability to obtain vendor financing and adversely affect our operating results.

Vertical integration by our vendors or customers could adversely affect us. Our company occupies a middle position in the IT products distribution chain in Latin America and the Caribbean, between IT vendors on the one hand and locally-based distributors and resellers on the other. Further industry consolidation, increased competition, technological changes and other developments, including improvements in regional infrastructure, may cause our vendors to bypass us and sell directly to our customers. As a result, our reseller and distributor customers and our vendors may increase the level of direct business they do with each other, which could have a material adverse effect on our business and results of operations.

We are dependent on the terms of the sales agreements provided by our vendors. Our business is highly dependent on the terms of the sales agreements provided by our vendors. Generally, each vendor has the ability to change the terms and conditions of its sales agreements, including by reducing the level of purchase discounts, rebates and marketing programs available to us. If we are unable to pass the impact of these changes through to our reseller customers, our results of operations could be adversely affected.

We are exposed to the risk of natural disasters, war and terrorism. Our Miami headquarters, some of our sales and distribution centers and certain of our vendors and customers are located in areas prone to natural disasters such as floods, hurricanes, tornadoes or earthquakes. In addition, demand for our services is concentrated in major metropolitan areas. Adverse weather conditions, major electrical or telecommunications failures or other events in these major metropolitan areas may disrupt our business and may adversely affect our ability to distribute products. We operate in multiple geographic markets, several of which may be susceptible to acts of war and terrorism. Security measures and customs inspection procedures have been implemented in a number of jurisdictions in response to the threat of terrorism. These procedures have made the import and export of goods to and from our Miami headquarters more time-consuming and expensive. Such measures have added complexity to our logistical operations and may extend our inventory cycle. Our business may be adversely affected if our ability to distribute products is further impacted by any such events.

In addition, more stringent processes for the issuance of visas and the admission of non-U.S. persons to the United States may make travel to our headquarters in Miami by representatives of some vendors and customers more difficult. These developments may adversely affect our relationships with these vendors and customers.

The combination of our Miami headquarters’ location in an area prone to hurricanes, the increased difficulties and cost in processing imports and exports through United States airports and seaports, and the increased difficulties in travel by certain non-U.S. persons to the United States could diminish the attractiveness of Miami as a leading business center for Latin America and the Caribbean in general, and as the central hub for the Latin American and Caribbean IT products distribution industry in particular. In the event of the emergence of one or more other hubs serving the Latin American and Caribbean market that are more favorable to IT distributors, competitors operating in those locations could have an advantage over us. The partial or total relocation of our main warehouse and logistics center in Miami to any such new hubs could materially increase our operating costs or capital expenditures.

Our substantial debt could adversely affect our financial condition.

We have now and will continue to have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2006, we had $137.9 million total debt outstanding (consisting of $119.2 million outstanding under our high yield notes, net of discount, $16.6 million outstanding under the revolving credit facility of Software Brokers of America, or SBA, our fully-owned subsidiary, $1.5 million of outstanding debt of our in-country subsidiaries and $0.6 million of capital leases). Subject to the limits contained in the indenture governing our high yield notes and our other debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to the holders of our common stock, including the following:

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•	requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.

The indenture governing our high yield notes and the credit agreement governing SBA’s revolving credit facility impose significant operating and financial restrictions on our company and our subsidiaries, which may prevent us from capitalizing on business opportunities.

The indenture governing our high yield notes imposes significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to:

•	incur additional indebtedness or enter into sale and leaseback obligations;

•	pay certain dividends or make certain distributions on our capital stock or repurchase our capital stock;

•	make certain investments or other restricted payments;

•	place restrictions on the ability of subsidiaries to pay dividends or make other payments to us;

•	engage in transactions with shareholders or affiliates;

•	sell certain assets or merge with or into other companies;

•	guarantee indebtedness; and

•	create liens.

SBA’s revolving credit facility limits SBA’s ability, among other things, to:

•	incur additional indebtedness;

•	make certain capital expenditures;

•	guarantee obligations, other than SBA’s guarantee of our high yield notes;

•	create or allow liens on assets, other than liens securing our high yield notes;

•	make investments, loans or advances;

•	pay dividends, make distributions and undertake stock and other equity interest buybacks;

•	make certain acquisitions;

•	engage in mergers, consolidations or sales of assets;

•	use proceeds of the revolving credit facility for certain purposes;

•	enter into certain lease obligations;

•	enter into transactions with affiliates on non-arms’ length terms;

•	sell or securitize receivables;

•	make certain payments on subordinated indebtedness; or

•	create or acquire subsidiaries.

In addition, SBA’s revolving credit facility requires SBA to:

•

maintain a tangible effective net worth of at least $37.0 million which minimum level shall decline from the end of the fourth fiscal quarter of 2006 to the end of the third fiscal quarter of 2007 to $25.0 million and remain at $25.0 million thereafter (tested quarterly);

•	maintain a ratio of senior debt to tangible effective net worth of not more than 2.5 to 1.0 (tested quarterly); and

•	maintain, for each fiscal year, net income of not less than $0.

As a result of these covenants and restrictions, we are limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, we may not be able to obtain waivers from the lenders and/or amend the covenants.

In early 2005, we were in default under covenants in our then existing senior secured credit facility as a result of the timing of a capital expenditure and maintaining excess cash balances at our foreign subsidiaries. We obtained waivers to avoid continuing to be in default under the facility. In addition, SBA was in default under its existing revolving credit facility as a result of SBA’s repayment of a portion of the outstanding principal under our intercompany loan to SBA. SBA was prohibited from repaying any principal under the intercompany loan pursuant to a subordination agreement with the lender under the revolving credit facility. The lender granted a waiver of the default and amended the revolving credit facility and related subordination agreement to allow SBA to repay the principal under the intercompany loan ($22.6 million of which remained outstanding) provided no default exists under the revolving credit facility, which amounts will be used by us to pay interest and sinking funds payments due under our high yield notes.

If SBA is required to seek similar or other waivers under its revolving credit facility or any replacement facility in the future, SBA may not be able to obtain them on acceptable terms or at all. If SBA fails to obtain such waivers or a replacement facility, we may not have resources sufficient to meet our anticipated debt service requirements, capital expenditures and working capital needs.

Our and SBA’s failure to comply with the restrictive covenants described above could result in an event of default, which, if not cured or waived, could result in our or SBA’s being required to repay these borrowings before their respective due dates. If we or SBA is forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected.

We have significant credit exposure to our customers. Should we become unable to manage our accounts receivable, our results of operations and liquidity could be adversely affected. We extend credit for a significant portion of sales to our customers. We are subject to the risk that our customers may fail to pay or delay payment for the products they purchase from us, resulting in longer payment cycles, increased collection costs, defaults exceeding our expectations and an adverse impact on the cost or availability of financing. These risks may be exacerbated by such factors as adverse economic conditions, decreases in demand for our products and negative trends in the businesses of our reseller customers.

We have a number of credit facilities under which the amount we are able to borrow is based on the value and quality of our accounts receivable. Our borrowing capacity under these facilities is affected by several factors, principally including:

•	the estimated collectibility of our accounts receivable;

•	general and regional industry and economic conditions;

•	our and our customers’ creditworthiness, as determined by various entities; and

•	our and our customers’ operating results, financial position and cash flows.

Any reduction in our borrowing capacity under these credit facilities could adversely affect our ability to finance our working capital and other needs.

We may suffer from theft of inventory. We store significant quantities of inventory at warehouses in Miami and throughout Latin America and the Caribbean. In the past, we have experienced inventory theft at, or in transit to or from, certain of these facilities. We may be subject to future significant inventory losses due to theft from our warehouses, hijacking of trucks carrying our inventory or other forms of theft. The implementation of security measures beyond those already utilized by the Company, which include alarm systems in our warehouses, GPS tracking systems on delivery vehicles and armed escorts for shipment of our products in certain Latin American countries, would increase our operating costs. Also, any such losses of inventory could exceed the limits of, or be subject to an exclusion from, coverage under our insurance policies. Claims filed by us under our insurance policies could lead to increases in the insurance premiums payable by us or the termination of coverage under the relevant policy.

We are dependent on a variety of IT and telecommunications systems. We are dependent on a variety of IT and telecommunications systems, including systems for managing our inventories, accounts receivable, accounts payable, order processing, shipping and accounting. In addition, our ability to price products appropriately and the success of our expansion plans depend to a significant degree upon our IT and telecommunications systems. We are in the process of implementing a company-wide financial reporting system, and our experience with this new platform is limited. This platform may require further modifications and user training in order to properly handle all of the different accounting requirements of the countries in which we operate. Furthermore, in order to adapt to higher shipping volumes, we have recently upgraded the logistics and inventory management system employed in our Miami-based distribution center and are currently upgrading these systems in our in-country distribution centers. Any temporary or long-term failure of these systems could adversely impact our business and results of operations. Further, our failure to adapt and upgrade our systems to keep pace with our future development and expansion could have an adverse effect on our business and results of operation

We do not have a comprehensive disaster recovery system or disaster recovery plan. Our failure to have such a system or plan in place could adversely affect our business and results of operations.

We may be unable to obtain and maintain adequate insurance at reasonable costs. Due to the risks associated with our business, we carry substantial amounts of insurance. In particular, we insure inventory shipments from our vendors and intra-company inventory shipments and we obtain credit insurance against the failure to pay or delay in payment for our products by some of the customers of our Miami operations. Because of concerns arising from large damage awards and incidents of terrorism, it has become increasingly difficult for us to obtain adequate insurance coverage at reasonable costs. Our operations and financial condition could be adversely affected by a loss for which we do not have insurance, that is subject to an exclusion or that exceeds our applicable policy limits. In addition, increasing insurance premiums could adversely affect our results of operations. Failure to obtain credit insurance may have a negative impact on the amount of borrowing capacity available to our Miami-based operations under our revolving credit facility.

We are reliant on third party shippers and carriers whose operations are outside our control. We rely on arrangements with third-party shippers and carriers such as independent shipping companies for timely delivery of our products to our in-country operations and third-party distributors and resellers. As a result, we are subject to carrier disruptions and increased costs due to factors that are beyond our control, including labor strikes, inclement weather and increased fuel costs. If the services of any of these third parties become unsatisfactory, we may experience delays in meeting our customers’ product demands and we may not be able to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and could cause us to lose customers.

We anticipate that we may need to raise additional financing, which may not be available on terms acceptable to us, if at all. We expect our operating expenditures and working capital needs to increase over the next several years as our sales volume increases and we expand our geographic presence and product portfolio. While we currently believe that we have adequate financing to sustain our business, we may not be able to accurately predict future operating results or changes in our industry. Thus, we may have to raise additional capital to support our business operations, including obligations to vendors. In the event that such additional financing is necessary, we may seek to raise such funds through public or private equity or debt financing or other means. We may not be able to raise additional financing when we need it, or we may not be able to raise financing on terms acceptable to us. In the event that adequate funds are not available, our business and results of operations may be materially adversely affected.

The interests of our principal shareholder may not be aligned with yours. As our controlling shareholder, CVC International is able to elect a majority of our board of directors, select our management team, determine our corporate and management policies and make decisions relating to fundamental corporate actions. Our controlling shareholder’s interests may not be aligned with your interests as a holder of the notes. In addition, under the shareholders agreement among us and our shareholders, the members of our board of directors appointed by Anthony Shalom and Michael Shalom have veto rights over certain decisions, which could result in a deadlock and consequently could delay our management’s decision-making process.

We are exposed to increased costs and risks associated with complying with the Sarbanes-Oxley Act of 2002 and other corporate governance and disclosure standards. Our overhead costs may increase and our net income may decline as a result of the additional costs associated with complying with the complex legal requirements resulting from being a public reporting company. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or SOX, requires management’s annual review and evaluation of our internal controls over financial reporting and attestations of the effectiveness of these controls by our management for our fiscal year ended December 31, 2007 and by our independent registered public accounting firm for our fiscal year ended December 31, 2008. We are currently working towards ensuring that adequate resources and expertise, both internal and external, are put in place to meet this requirement. We intend to work closely with our independent registered public accounting firm during this process. Though we are currently making efforts to become compliant with Section 404 requirements in a timely manner, our efforts may not result in management assurance or an attestation by the independent auditors that our internal controls over financial reporting are adequate. In the event that our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our controls over financial reporting are not effective as required by Section 404 of SOX, investor perceptions of us may be adversely affected and we may incur significant additional costs to remedy shortcomings in our internal controls.

We may face additional expenses and disruption due to the relocation of our main warehouse in Miami. Our Miami warehouse serves as the central hub of our distribution system to our in-country operations. In order to accommodate growth in our operations, we entered into a lease for a 221,000 square foot facility that serves as our new Miami headquarters and distribution center. We moved into the new facility on March 23, 2007. As a result of the move, we incurred and will incur additional expenses and may encounter disruption of operations related to the move, all of which could delay shipment of products to our in-country operations, reduce our sales volumes and increase our working capital requirements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Miami, Fl. We support our operations through an extensive sales and administrative office and distribution network throughout Latin America and the Caribbean. As of December 31, 2006, we operated 25 distribution centers throughout our markets.

As of December 31, 2006, we leased substantially all our facilities on varying terms. We do not anticipate any material difficulties with the renewal of any of our leases when they expire or in securing replacement facilities on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2006, the Company had no material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise. On February 27, 2007 the Board of Directors of the Company authorized the one-time issuance of 1,540 options under the 2007 Founders’ Grant Stock Option Plan (“Plan”) which is subject to final shareholder approval.

PART II

ITEM  5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock. The Company had 100,000 shares of Common Stock and 2,182 shares of Class B non-voting Common Stock, which we collectively refer to as Common Stock outstanding as of December 31, 2006 and 2005, respectively. The Company’s Common Stock is privately held and not traded on a public stock exchange.

As of March 30, 2007, there were 17 holders of record of our Common Stock. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for a discussion of the ownership of the Company.

Dividend Policy. The Company declared and paid a $20.0 million dividend on our Common Stock on August 25, 2005 upon completion of the $120.0 million 11 3/4% Second Priority Senior Secured Notes due January 2011 offering. We have neither declared nor paid a dividend on our Common Stock subsequently. We currently intend to retain future earnings to fund on-going operations and finance the growth and development of our business and, therefore, do not anticipate declaring or paying cash dividends on our Common Stock for the foreseeable future. Any future decision to declare or pay dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deems relevant. In addition, certain of our debt facilities contain restrictions on the declaration and payment of dividends.

Equity Compensation Plan Information. As of December 31, 2006 the Company did not offer equity compensation plans under which equity securities of our company are authorized for issuance. On February 27, 2007 the Board of Directors of the Company authorized a one-time issuance of 1,540 options under the 2007 Founders’ Grant Stock Option Plan (“Plan”) to certain management employees and independent directors of the Company. The Plan considers a three-year vesting period, a ten-year exercise life and an exercise strike price determined by a study conducted by an independent expert.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected financial information and other data as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 and includes the results of operations of our acquisitions that have been combined with our results of operations beginning on their acquisition dates. We derived the statement of operations and other data set forth below for the years ended December 31, 2006, 2005 and 2004, and the balance sheet data as of December 31, 2006 and 2005 from our audited consolidated financial statements (together with the notes thereto) included elsewhere in this Annual Report on Form 10-K. We derived the selected financial information and other data for the years ended December 31, 2003 and 2002 and as of December 31, 2004 and 2003 from our audited consolidated financial statements with respect to such date and period not included in this Annual Report on Form 10-K. The balance sheet and statement of operations data as of December 31, 2002 are unaudited combined financial information and other data reflecting the combination of Intcomex Holdings, LLC, our direct subsidiary (which in turn is a direct or indirect parent of our operating subsidiaries), and a predecessor parent company of Intcomex Holdings, LLC, the derivation of which is described in footnote 2 to the table below. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2006	2005(1)	2004	2003	2002
	(dollars in thousands, except per share data)				(unaudited)
Statement of Operations Data:
Revenue	$889,779	$716,440	$554,345	$418,330	$333,442
Cost of revenue	797,665	642,737	495,536	371,262	295,200

Gross profit	92,114	73,703	58,809	47,068	38,242
Operating expenses	57,537	43,343	33,815	26,259	23,054

Operating income	34,577	30,360	24,994	20,809	15,188
Other (income) expense
Interest expense	16,233	16,805	3,429	465	2,546
Interest income	(876)	(456)	(153)	(179)	(930)
Other expense (income)	164	600	(196)	604	(967)
Foreign exchange loss (gain), net	1,099	(1,407)	(986)	(1,338)	955

Total other expense (income)	16,620	15,542	2,094	(448)	1,604
Income before taxes, minority interest and extraordinary item	17,957	14,818	22,900	21,257	13,584
Income tax provision	4,894	2,755	6,417	5,844	3,465

Income before minority interest and extraordinary item	13,063	12,063	16,483	15,413	10,119
Minority interest	—	—	314	667	1,174
Extraordinary (gain) loss	—	—	—	(541)	—

Net income	$13,063	$12,063	$16,169	$15,287	$8,945

Net income per common share (basic and diluted)	$127.84	$119.28	$277.48	$408.69	$239.14
Weighted average number of shares used in per share calculation (basic and diluted)(3)	102,182	101,133	58,270	37,405	37,405

	As of December 31,
	2006		2005(1)		2004		2003		2002(2)
									(unaudited)
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$20,482		$12,964		$6,902		$12,454		$6,294
Total assets	292,575		248,311		172,522		136,596		114,132
Total debt	137,862		125,041		70,045		10,327		12,301
Total shareholders’ equity	38,337		25,567		30,189		69,292		54,000

	Year Ended December 31,
	2006		2005(1)		2004		2003		2002
									(unaudited)
	(dollars in thousands)
Other Data:
Ratio of earnings to fixed charges(4)	2.1	x	1.9	x	7.4	x	37.2	x	5.9	x
Cash dividends per common share	$0.00		$197.76	(5)	$0.00		$0.00		$0.00

(1)	The financial information and other data for the year ended December 31, 2005 include the financial information of Centel commencing on June 23, 2005, the date of its acquisition.
(2)	The financial information and other data as of December 31, 2002 and for the year ended December 31, 2002 are unaudited combined financial information and other data reflecting the combination of: (i) Intcomex Holdings, LLC, our direct subsidiary (which in turn is a direct or indirect parent of our operating subsidiaries); and (ii) Holdco Caribbean LDC, a Cayman Islands company that was our former parent company and which was liquidated at the time of CVC International’s investment in our company.
(3)	In 2004, the weighted average number of shares used in per share calculations reflects the impact of recapitalization of our company as of August 31, 2004. In 2005, the weighted average number of shares used in per share calculations reflects the issuance of 2,182 common shares to the sellers of Centel in connection with the acquisition of Centel on June 23, 2005.
(4)	For purposes of calculating the ratio of earnings to fixed charges, (i) earnings is defined as income before income taxes plus fixed charges and (ii) fixed charges is defined as interest expense (including capitalized interest and amortization of debt issuance costs) and the portion of operating rental expense which management believes would be representative of the interest component of rental expense.
(5)

In August 2005, we paid a one-time cash dividend of $20.0 million, or $197.76 per share, to all of our then existing stockholders. The dividend was paid out of proceeds of our offering of 11 3/4% Second Priority Senior Secured Notes due 2011 that was completed in August 2005.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading, United States-based value-added distributor of IT products to Latin America and the Caribbean. We distribute computer components, peripherals, software, computer systems, accessories, networking products and digital consumer electronics to more than 40,000 customers in 45 countries. We offer single source purchasing to our customers by providing an in-stock selection of more than 5,700 products from over 220 vendors, including the world’s leading IT product manufacturers. We believe that we are the second largest IT distributor in Latin American and the Caribbean based upon revenues and we believe we have the broadest in-country presence of any distributor of IT products to Latin America and the Caribbean. From our headquarters and main distribution center in Miami, we support a network of 24 sales and distribution operations in 12 countries throughout Latin America and the Caribbean.

The following events and developments have in the past, or will, in the future, have a significant impact on our financial condition and results of operations:

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

•

Macroeconomic trends and increased penetration of IT products. Since 2003, the Latin American and Caribbean economies have benefited from relatively high levels of economic growth, which we believe have had a positive impact on overall demand for IT products. In particular, we have continued to benefit from rapid growth in PC penetration rates and internet penetration rates. Spending on IT products in Latin American grew at 6.5% per year on average for the period from 1995 to 2005 and, according to IDC, is projected to grow 11.4% per year on average from 2005 to 2010.

•

Shift in revenue to in-country operations. One of our strategies is to expand the geographic presence of our in-country operations into areas we believe we can achieve higher gross margins than our Miami operations. Miami gross margins are generally lower than in-country gross margins because Miami is a more competitive market and because Miami’s customers, who are primarily other Miami-based IT distributors or large IT distributors and resellers located in Latin American or Caribbean markets, have larger average order quantities than customers of our in-country segment and as a result benefit from lower average prices. In-country revenue grew by 27.9% annually between 2001 and 2006, compared to growth in Miami revenue of 13.4% annually over the same period. In-country revenue accounted for 70.0% and 65.6% of consolidated revenue for the years ended December 31, 2006 and 2005, respectively. This growth in our in-country operations reflects in part the growth in local market share generated by four of our distribution centers (El Salvador, Ecuador, Costa Rica and Jamaica) that were opened in 2000, the Argentina operation that was opened in September 2003 and our Colombia operation opened in January 2004. Our acquisition of Centel in Mexico in June 2005 has further expanded our in-country presence.

•

Increased levels of indebtedness. In connection with the investment by CVC International in our company in August 2004 and our acquisition of Centel, we borrowed under our former senior secured credit facility and issued subordinated notes to certain of our current and former shareholders and former shareholders of Centel, which increased our leverage and our interest expense. Also, in August 2005, we issued $120.0 million of senior secured notes and used the proceeds to repay the outstanding principal balances on our former senior secured credit facility and subordinated notes as well as to pay a $20.0 million dividend to our shareholders. For the years ended December 31, 2006 and 2005, our interest expense was $16.2 million and $16.8 million, respectively.

•

Centel acquisition. On June 23, 2005, we acquired all of the outstanding shares of Centel for $14.0 million in cash, $3.0 million in non-voting common shares and $2.8 million in seller notes, representing aggregate consideration of $19.8 million. We believe that Centel is the third largest distributor of IT products in Mexico. For the years ended December 31, 2006 and 2005, Centel had revenues of $104.2 million and $89.3 million and net income of $3.0 million and $3.6 million, respectively.

Results of Operations

We report our business in two segments based upon geographic location: in-country and Miami. The in-country segment includes revenue from our in-country sales and distribution centers, which have been aggregated since they have similar economic characteristics. The Miami segment includes revenue from our Miami headquarters, including sales from Miami to our in-country sales and distribution centers and to resellers and distributors that may be located in countries where we have in-country operations.

Comparison of the year ended December 31, 2006 versus the year ended December 31, 2005 and of year ended December 31, 2005 versus year ended December 31, 2004

The following table sets forth line items of our consolidated statement of operations as a percentage of revenue for each of the years in the three year period ended December 31, 2006:

	Percentage of Revenue
	Year ended December 31,
	2006	2005	2004
Revenue	100.0%	100.0%	100.0%
Cost of revenue	89.6%	89.7%	89.4%
Gross profit	10.4%	10.3%	10.6%
Operating expenses	6.2%	5.8%	5.9%
Depreciation and amortization	0.3%	0.2%	0.2%
Operating income	3.9%	4.2%	4.5%
Income before taxes	2.0%	2.1%	4.1%
Income tax provision	0.5%	0.4%	1.2%
Net Income	1.5%	1.7%	2.9%

Revenue For the year ended December 31, 2006, revenue increased to $889.8 million from $716.4 million for the year ended December 31, 2005, representing an increase of 24.2%. The increase in revenue was due mainly to increased sales volume of notebook computers of $33.4 million, monitors of $29.3 million, memory of $24.4 million and hard disk drives of $23.8 million plus $54.3 million of additional revenue from the Centel acquisition. This growth was driven by the increased penetration of PCs and internet usage throughout our markets. In-country revenue increased to $623.0 million for the year ended December 31, 2006 from $469.9 million for the year ended December 31, 2005, representing an increase of 32.6%. This revenue growth was driven mainly by increased sales of notebooks, monitors, memory and hard disk drives primarily in Chile, Costa Rica, Colombia and Peru plus $54.3 million of additional revenue from the acquisition of Centel. Our in-country revenue accounted for 70.0% of our total revenue for the year ended December 31, 2006, compared to 65.6% of total revenue for the year ended December 31, 2005. Miami revenue (net of $267.1 million of sales to our in-country operations) increased to $266.7 million for the year ended December 31, 2006 from $246.6 million for the same period in the prior year, representing an increase of 8.2%. This increase was the result of increased sales volume of hard disk drive and memory products.

For the year ended December 31, 2005, revenue increased to $716.4 million from $554.3 million for the year ended December 31, 2004, representing an increase of 29.2%. The increase in revenue was due mainly to greater demand for central processing units (“CPUs”), hard disk drives and monitors plus $49.7 million of additional revenue from the Centel acquisition. In-country revenue increased to $469.9 million for the year ended December 31, 2005 from $353.5 million for the year ended December 31, 2004, representing an increase of 32.9%. This revenue growth was driven mainly by increased sales of CPUs, hard disk drives, notebook computers and monitors primarily in Argentina, Chile, Ecuador, Guatemala and Peru plus $49.7 million of additional revenue from the acquisition of Centel. Our in-country revenue accounted for 65.6% of total revenue for the year ended December 31, 2005, compared to 63.8% of total revenue for the year ended December 31, 2004. Miami revenue (net of $220.6 million of sales to our in-country operations) increased to $246.6 million for the year ended December 31, 2005 from $200.9 million for the same period in the prior year, representing an increase of 22.7%. This increase was the result of increased sales volume of CPUs and hard disk drives.

Gross Profit. For the year ended December 31, 2006, gross profit increased to $92.1 million from $73.7 million for the year ended December 31, 2005, representing an increase of 25.0% primarily as a result of the increased sales volume in our in-country operations and the incremental gross profit of $5.7 million from our Centel operations. Gross margin increased slightly to 10.4% for the year ended December 31, 2006 from 10.3% for the same period in the prior year, due to the increased sales volume of higher margin monitor, memory and hard disk drive products. In-country gross profit increased to $59.6 million for the year ended December 31, 2006 from $45.0 million for the year ended December 31, 2005, representing an increase of 32.4%. This increase was primarily attributable to the growth in sales Chile, Colombia, Costa Rica, Guatemala and Peru and the $5.7 million in additional gross profit contributed by Centel. For the year ended December 31, 2006 Miami gross profit increased to $32.5 million from $28.7 million for the year ended December 31, 2005, representing an increase of 13.2%. The increase in Miami’s gross profit was primarily driven by the increase volume of hard disk drive and memory revenue.

For the year ended December 31, 2005, gross profit increased to $73.7 million from $58.8 million for the year ended December 31, 2004, representing an increase of 25.3%. This growth was due mainly to the increased sales volume of our in-country operations and the additional gross profit of $5.3 million contributed by Centel from the date of its acquisition. Gross margin declined slightly to 10.3% for the year ended December 31, 2005 from 10.6% for the year ended December 31, 2004, due to the increased volume of sales of lower-margin CPUs and memory and hard disk drive products. In-country gross profit increased to $45.0 million for the year ended December 31, 2005 from $36.8 million for the year ended December 31, 2004, representing an increase of 22.3%. The increase in in-country gross profit was primarily attributable to the growth in sales in Argentina, Chile and Guatemala, improved margins in Costa Rica and Jamaica and the $5.3 million of additional gross profit contributed by Centel from the date of its acquisition. For the year ended December 31, 2005, Miami gross profit increased to $28.7 million from $22.0 million for the year ended December 31, 2004, representing an increase of 30.5%. The increase in Miami’s gross profit was largely the result of the increase in Miami revenues, the impact of which was partially offset by higher operating expenses and increased sales of lower margin products such as CPUs and hard disk drives.

Operating Expenses. For the year ended December 31, 2006, operating expenses were $57.5 million compared to $43.3 million for the year ended December 31, 2005, representing an increase of 32.8%. Operating expenses as a percentage of revenue increased slightly to 6.5% for the year ended December 31, 2006 compared to 6.0% for the year ended December 31, 2005. In-country operating expenses were $38.0 million for the year ended December 31, 2006 compared to $28.3 million for the year ended December 31, 2005, representing an increase of 34.2%. This increase reflects greater facilities and logistics expenses primarily related to the opening of additional distribution facilities (Rosario, Argentina; Chiriqui, Panama; Guayaquil, Ecuador; and Villahermosa, Mexico) in several second tier cities within our markets and an incremental $3.8 million related to the full-year effect of Centel. For the year ended December 31, 2006 operating expenses in Miami were $19.5 million compared to $15.0 million for the year ended December 31, 2005, representing an increase of 30.0%. This increase was primarily related to higher expenses for Sarbanes-Oxley compliance efforts and higher salary and benefits expenses.

For the year ended December 31, 2005, operating expenses were $43.3 million compared to $33.8 million for the year ended December 31, 2005, representing an increase of 28.2%. Operating expenses as a percentage of revenue decreased slightly to 6.0% for the year ended December 31, 2005 compared to 6.1% for the year ended December 31, 2004. In-country operating expenses were $28.3 million for the year ended December 31, 2005 compared to $21.6 million for the year ended December 31, 2004, representing an increase of 31.1%. This increase reflects higher expenses in Ecuador and Argentina where we recently opened additional distribution facilities in second tier cities and an additional $2.7 million related to Centel which was acquired on June 23, 2005. For the year ended December 31, 2005 operating expenses in Miami were $15.0 million compared to $12.2 million for the year ended December 31, 2004, representing an increase of 23.0%. This increase was mainly related to increased warehouse, Finance and IT personnel costs.

Operating Income. For the year ended December 31, 2006, operating income increased to $34.5 million from $30.4 million for the year ended December 31, 2005, representing an increase of 13.9%. This increase was driven by the overall higher level of sales and $1.4 million of additional operating income contributed by Centel partially offset by the increase in operating expenses. In-country operating income increased to $21.5 million for the year ended December 31, 2006 from $16.7 million for the year ended December 31, 2005, representing an increase of 29.2%. This increase was driven by the overall growth in revenue partially offset by the increase in operating expenses. Miami operating income declined slightly to $13.0 million for the year ended December 31, 2006 from $13.7 million for the year ended December 31, 2005, representing a decrease of 5.0%. This decrease was driven by the growth in operating expenses that more than offset the incremental revenue growth.

For the year ended December 31, 2005, operating income increased to $30.4 million from $25.0 million for the year ended December 31, 2004, an increase of 21.5%. This increase was driven by the overall higher level of sales coupled with continued strict management of operating expenses and $3.2 million of additional operating income contributed by Centel from the date of its acquisition. In-country operating income increased to $16.7 million for the year ended December 31, 2005 from $15.2 million for the year ended December 31, 2004, representing an increase of 9.5%. This increase was driven by the overall growth in revenue partially offset by the increase in operating expenses. Miami operating income increased to $13.7 million for the year ended December 31, 2005 from $9.8 million for the year ended December 31, 2004, representing an increase of 40.0%. This increase was driven by the overall growth in revenue partially offset by the increase in operating expenses.

Other (Income) Expense. Other (income) expense increased to $16.6 million for the year ended December 31, 2006 from $15.5 million for the year ended December 31, 2005, an increase of 6.6%. This increase was primarily driven by a foreign exchange loss and higher interest expense offset by the deferred loan cost write-offs in 2005. For the year ended December 31, 2006 we realized a foreign exchange loss of $1.1 million compared to a $1.4 million gain for the year ended December 31, 2005. The foreign exchange loss in 2006 was driven primarily by our operations in Chile, Costa Rica and Jamaica which experienced a slight devaluation of their local currencies relative to the U.S. dollar during the year ended December 31, 2006. Chile, Guatemala and Colombia were the main drivers of the foreign exchange gains during the year ended December 31, 2005.

        Other (income) expense increased to $15.5 million expense for the year ended December 31, 2005 from $2.1 million for the year ended December 31, 2004. This increase was primarily driven by interest expense which increased to $16.8 million for the year ended December 31, 2005 from $3.4 million for the year ended December 31, 2004. The increase in interest expense was driven mainly by higher levels of long-term debt as a result of the restructuring we undertook in conjunction with the CVC International investment in August 2004 and the recently completed $120.0 million high-yield transaction. In addition, interest expense increased due to the one-time $3.5 million pre-payment penalty and the $2.3 million accelerated write-off of unamortized loan origination expenses related to the early termination of the Wells Fargo Foothill credit facility. For the year ended December 31, 2005, a foreign exchange gain of $1.4 million was realized compared to a $1.0 million gain for the same period in the prior year. The foreign exchange gain was driven primarily by our operations in Chile, Guatemala and Colombia which experienced an appreciation of their local currencies relative to the U.S. dollar during the period ended December 31, 2005. Partially offsetting the foreign exchange gains were foreign exchange losses in Costa Rica, Argentina, Jamaica and Peru which experienced slight devaluations of their local currencies relative to the U.S. dollar during 2005.

Income Tax Provision. The provision for income taxes increased to $4.9 million for the year ended December 31, 2006 from $2.8 million for the year ended December 31, 2005, a 77.6% increase due mainly to higher pre-tax profits from our in-country operations. Our operations in the United States generated a tax credit as the tax deduction for our high-yield notes more than offsets the operating income from our Miami operations.

The provision for income taxes decreased to $2.8 million for the year ended December 31, 2005 from $6.4 million for the year ended December 31, 2004, a 57.1% decrease due mainly to lower pre-tax profits in the United States as a result of the increase in borrowing costs and the one-time charges related to the early termination of our former senior secured credit facility

Net Income. Our net income increased to $13.1 million for the year ended December 31, 2006 from $12.1 million for the year ended December 31, 2005, representing an increase of 8.3%. This increase was due to the growth in operating income, mainly from our in-country operations, partially offset by higher other expenses and higher income tax expense.

Our net income decreased to $12.1 million for the year ended December 31, 2005 from $16.2 million for the year ended December 31, 2004, representing a decrease of 25.3%. This decrease was due to the increase in interest expense and the one-time charges related to the early termination of our former senior secured credit facility, partially offset by a 21.5% increase in our operating income.

Liquidity and Capital Resources

Cash Flows. The IT products distribution business is working-capital intensive. Historically, we have financed our working capital needs through a combination of cash generated from operations, trade credit from manufacturers, our high yield notes, borrowings under revolving bank lines of credit (including issuance of letters of credit) and asset-based financing arrangements that we have established in certain Latin American markets.

Our working capital at December 31, 2006 amounted to $98.2 million, compared to $92.8 million at December 31, 2005, an increase of 5.8%. This increase is primarily attributable to our higher levels of trade accounts receivable and inventories as a result of the significant growth in our operations during 2006. Our cash and cash equivalents at December 31, 2006 amounted to $20.5 million, compared to $13.0 million as of December 31, 2005.

Cash flows from operating activities. Our cash flows from operations generated $0.1 million for the year ended December 31, 2006 compared to $10.7 million of cash used by operations for the year ended December 31, 2005. This improvement was primarily driven by the increase in trade accounts payable, slower growth in note and other receivables and less growth in prepaid expenses. The decrease in accounts payable days reflect the Company’s continued effort to improve vendor credit terms to match the growth in the Company’s overall business.

Our cash flows from operations used $10.7 million for the year ended December 31, 2005 compared to $3.7 million for the year ended December 31, 2004. This decline was primarily driven by the increase in working capital requirements, the growth in prepaid expenses and other assets and lower payable days partially offset by accrued expenses. The decline in accounts payable days reflects the Company’s continued effort to accelerate payments to vendors to alleviate vendor credit concerns as a result of the completion of the high-yield bond offering.

Cash flows from investing activities. Our cash flows from investing for the year ended December 31, 2006 was a requirement of $4.9 million compared to a requirement of $14.1 million for the year ended December 31, 2005. This improvement was due mainly to the absence of the $16.5 million cash payment related to the Centel acquisition in 2005 partially offset by the $4.6 million of cash acquired from Centel at the close of the acquisition. Partially offsetting the improvement was an increase in capital expenditures to $4.8 million from $2.9 million due to the continued implementation of the Company’s core ERP system and acquisition of additional warehouse space in Chile and Peru.

Our cash flows from investing for the year ended December 31, 2005 was a requirement of $14.1 million compared to a requirement of $3.3 million for the year ended December 31, 2004. This increase was due mainly to the $16.5 million cash payment related to the Centel acquisition partially offset by the $4.6 million of cash acquired from Centel at the close of the acquisition.

Cash flows from financing activities. Our cash flows from financing generated $12.6 million for the year ended December 31, 2006 compared to $30.5 million for the year ended December 31, 2005. This decline was due to the absence of proceeds received in 2005 from the completion of the $120.0 million 11 3/4% notes offering completed on August 25, 2005 net of the payment of notes payable and distribution to shareholders. This decline was partially offset by the increase in short-term borrowings in 2006 by our Miami operations to meet seasonal inventory purchases.

Our cash flows from financing generated $30.5 million for the year ended December 31, 2005 compared to $1.5 million for the year ended December 31, 2004. This increase was due mainly to the completion on August 25, 2005 of the $120.0 million 11. 3/4%

second priority senior secured notes due 2011 and the previously completed $15.0 million borrowing under our former senior secured credit facility with Wells Fargo Foothill and Morgan Stanley to finance the cash portion of the Centel acquisition. The Wells Fargo Foothill and Morgan Stanley credit facility and revolving credit facility plus all outstanding sellers’ notes were repaid in full with the proceeds of the senior secured notes. In addition, the board of directors of the Company declared and approved the payment of a $20.0 million dividend to shareholders of record on August 25, 2005.

Working Capital Management

The successful management of our working capital needs is a key driver of our growth and cash flow generation. The following table sets forth certain information about our trade accounts receivable, inventories and accounts payable, which are the largest elements of our working capital:

	As of December 31,
	2006	2005	2004
Balance sheet data:
Trade accounts receivable, net of allowance	$89,290	$71,589	$59,059
Inventories – on-hand, net	94,410	77,038	54,128
Accounts payable	95,972	80,686	65,820

	As of December 31,
	2006	2005	2004
Other data:
Trade accounts receivable days(1)	36.6	36.5	38.9
Inventory days(2)	43.2	43.9	39.9
Accounts payable days(3)	(43.9)	(45.8)	(48.5)

Cash conversion cycle(4)	35.9	34.6	30.3

(1)

Defined as our consolidated trade accounts receivable (net of allowance for doubtful accounts) as of the last day of the year divided by our consolidated revenue for such period times 365 days. Our consolidated trade accounts receivable for our in-country operations include value added tax at a rate of between 5% and 27% (depending on the country). The exclusion of such value added tax would result in lower trade accounts receivable days.

(2)	Defined as our consolidated inventory as of the last day of the year divided by our consolidated cost of goods sold for such period times 365 days.
(3)	Defined as our consolidated accounts payable as of the last day of the year divided by our consolidated cost of goods sold for such period times 365 days.
(4)	Defined as our trade accounts receivable days plus inventory days less accounts payable days.

Cash conversion cycle days. One measurement we use to monitor working capital is the concept of cash conversion cycle, which measures the number of days we take to convert inventory, net of payables, into cash. Our cash conversion cycle increased slightly to 35.9 days as of December 31, 2006 from 34.6 days in the prior year due mainly to a decrease in our account payable days, driven by the continued efforts to manage vendor trade credit limitations with accelerated payments, partially offset by a slight improvement in our inventory days.

Trade accounts receivable. We principally sells products to a large base of resellers throughout Latin America and to agents in the United States for export to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No one customer accounts for more than 2.0% and 2.9% of sales or more than 2.3% and 3.0% of gross receivables as of December 31, 2006 and 2005, respectively. We provide trade credit to our customers in the normal course of business. The collection of a substantial portion of the Company’s receivables is susceptible to changes in Latin American economies and political climates. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting the industry. The financial condition of its customers and the related allowance for doubtful accounts is continually reviewed by management.

Prior to extending credit, a customer’s financial history is analyzed and, if appropriate, forms of personal guarantees are obtained. Our Miami and Chile operations uses credit insurance and makes provisions for estimated credit losses. In addition, our in-country operations make provisions for estimated credit losses. The Miami insurance contract is with EULER American Credit Indemnity Company. The current policy expires July 31, 2007. This credit insurance policy covers trade sales to non-affiliated buyers. The policy’s aggregate limit is $20.0 million with an aggregate deductible of $0.5 million. In addition, 10.0% or 20.0% buyer coinsurance provisions apply, as well as sub-limits in coverage on a per-buyer and on a per-country basis.

In managing our trade accounts receivable, our large number of customers and our strict credit policies allow us to dilute and limit our exposure to credit risk.

Inventory. We seek to minimize our inventory levels and inventory obsolescence rates through frequent product shipments, close and ongoing monitoring of inventory levels and customer demand patterns, optimal use of carriers and shippers and the negotiation of clauses in some vendor supply agreements offering protection against loss of value of inventory. The Miami distribution center ships products to each of our in-country operations approximately twice per week by air and once per week by sea. These frequent shipments result in efficient inventory management and increased inventory turnover. We do not have long-term contracts with logistics providers, except in Mexico. Rather, we seek to obtain the best rates and fastest delivery times on a shipment-by-shipment basis. Our Miami operations also coordinate direct shipments to third-party customers and in-country operations from vendors in Asia.

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

Capital Expenditures and Investments

Capital expenditures increased to $4.8 million for the year ended December 31, 2006 compared to $2.9 million for the same period in the prior year. This increase was primarily related to upgrades made to our back office systems in Colombia, Costa Rica, Panama, El Salvador, Guatemala and Jamaica and our Miami operations where we continue to upgrade our inventory management and financial consolidation systems and the purchase of additional warehouse space for $0.4 million in Lima, Peru and $0.5 million in Santiago, Chile.

Capital expenditures increased to $2.9 million for the period ended December 31, 2005 compared to $1.5 million for the same period in the prior year. This increase was primarily related to our Miami operations where we continue to upgrade our inventory management systems and other back office support systems.

On June 23, 2005 we invested $14.0 million in cash to acquire Centel. The remaining $5.8 million of the acquisition price was funded by the issuance of $3.0 million in non-voting stock in our company and $2.8 million in seller notes. As per the purchase agreement, the Company withheld $1.0 million of the cash portion of the acquisition price pending final independent verification of working capital accounts. The $1.0 million holdback provision was paid to sellers on August 22, 2005 after completion of the working capital accounts verification. In addition, per the share purchase agreement the Company paid sellers $1.6 million for obsolete inventory costs and $0.1 million for insurance costs related to pre-existing obsolete inventory sales and theft claims. Expenses associated with the acquisition were approximately $0.7 million and cash assumed in the acquisition was $4.6 million.

We anticipate that capital expenditures will decrease over the next few years to approximately $2.5 million to $3.5 million per year as we complete the upgrade of our computer and logistics systems and facilities expansion programs.

Capital Resources

Based upon our current level of operations and anticipated growth, we believe that cash on hand and cash provided by operations, supplemented as necessary with funds available under our senior secured credit facility and our foreign subsidiaries will provide sufficient resources to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next 12 – 24 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations and may not have access to sufficient credit in the future to enable us to grow our business, service our indebtedness or make anticipated capital expenditures. We continually assess our capital needs and may seek additional financing as needed to fund working capital requirements, capital expenditures and potential acquisitions. Our ability to secure such additional financing will be subject to business and economic conditions, some of which are beyond our control.

Many of our in-country operations also have limited credit facilities. These credit facilities fall into three categories; asset-based financing facilities, letter of credit and performance bond facilities, and unsecured revolving credit facilities. As of December 31, 2006 these credit facilities amounted to $5.8 million and the outstanding balance on these in-country facilities totaled $1.0 million as compared to $4.3 million on December 31, 2005. The decrease is primarily attributed to the repayment of outstanding balances by our operations in Chile and Peru.

On August 25, 2005 the Company completed a $120.0 million high yield notes offering. The notes are a second priority senior secured obligation of the Company and are due January 15, 2011. The notes were sold at 99.057% of face value and carry a coupon rate of 11 3/4%. The proceeds of the offering were used to repay existing indebtedness, pay a dividend to shareholders, and pay fees and expenses associated with the debt offering with the remaining balance to be used for general corporate purposes. The notes are secured on a second priority basis with 100.0% of the common shares of Intcomex Holdings, LLC and Intcomex Holdings SPC-1, LLC and 65.0% of the shares of IXLA Holdings, LTD plus a second priority lien on the assets of Software Brokers of America, Inc.

Concurrent with the high yield debt offering, Software Brokers of America, Inc. entered into a new $25.0 million three year revolving credit facility with Comerica Bank. Borrowings against the facility will be at prime less 75 basis points and are collateralized with all the assets of Software Brokers of America, Inc.(“SBA”) On November 2, 2006 Software Brokers of America, Inc. and Comerica Bank amended the credit facility and subordination agreement to allow SBA to make certain payments on an intercompany loan from Intcomex, Inc., increase the minimum level of tangible effective net worth to $37.0 million (which minimum level shall decline from the third fiscal quarter of 2006 to the end of the third fiscal quarter of 2007 to $25.0 million and remain at $25.0 million thereafter) and extended the maturity date to August 25, 2009. As of December 31, 2006 the outstanding draws against the revolving credit facility was $16.6 million.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2006 and the payments due on such obligations in the periods set forth below.

	Payments Due by Period (dollars in millions)
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Contractual Obligations
Debt obligations (1)	$120.2	$5.4	$10.6	$104.2	$—
Interest on debt obligations (2)	56.4	14.1	28.2	14.1	—
Operating lease obligations	30.8	4.4	7.8	7.2	11.4

Total	$207.4	$23.9	$46.6	$125.5	$11.4

(1)	Includes payment of original issue discount of $1.0 million.
(2)	Interest is calculated assuming no early redemption or prepayments.

Critical Accounting Estimates

The discussions and analyses of our consolidated financial condition and results of operations are substantially based on our consolidated financial statements, which have been prepared in conformity with US GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of material contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we review and evaluate our estimates and assumptions, including, but not limited to, those that relate to revenue recognition, accounts receivable and vendor programs; inventories; goodwill and other long-lived assets; and income taxes. Our estimates are based on our historical experience and a variety of other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making our estimates about the carrying values of assets and liabilities that are not readily available from other sources. Although we believe our estimates, judgments and assumptions are appropriate and reasonable based upon available information, these assessments are subject to a wide range of factors; therefore, actual results could differ from these estimates.

We believe the following critical accounting policies are impacted by our judgment or by estimates used in the preparation of our consolidated financial statements.

Revenue recognition and accounts receivable. Revenue is recognized once the following criteria are met: we have persuasive evidence that an arrangement exists; delivery to our customer has occurred, which happens at the point of shipment (this includes the transfer of both title and risk of loss, provided that no significant obligations remain); the price is fixed and determinable; and collectibility is reasonably assured. We allow our customers to return product for exchange or credit subject to certain limitations. Actual returns are recorded in the period of the return. Our historical experience has shown the returns to be immaterial. Shipping and handling costs billed to customers are included in revenue and related costs are included in the cost of sales.

We provide allowances for doubtful accounts on our accounts receivable for estimated losses resulting from the inability of our customers to make required payments. Changes in the financial condition of our customers or other unanticipated events, which may affect their ability to make payments, could result in charges for additional allowances exceeding our expectations. Our estimates are influenced by the following considerations: the large number of customers and their dispersion across wide geographic areas; the fact that no single customer accounts for 2.8% or more of our revenue; a dedicated credit department at our Miami headquarters and at each of our in-country subsidiaries; aging of receivables, individually and in the aggregate; credit insurance coverage; and the value and adequacy of collateral received from our customers in certain circumstances. Uncollectible accounts are written-off annually against the allowance.

Vendor Programs. We receive funds from vendors for price protection, product rebates, marketing and promotions and competitive programs, which are recorded as adjustments to product costs or SG&A expenses according to the nature of the program. Some of these programs may extend over one or more quarterly reporting periods. We recognize rebates or other vendor incentives as earned based on sales of qualifying products or as services are provided in accordance with the terms of the related program. We provide reserves for receivables on vendor programs for estimated losses resulting from vendors’ inability to pay or rejections of claims by vendors.

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

protection from loss in value of inventory under certain vendor agreements, our ability to return to vendors only a certain percentage of our purchases, aging of inventories, variability of demand due to economic downturn and other factors, and rapid product improvements and technological changes. Rebates earned on products sold are recognized when the product is shipped to a third party customer and is recorded as a reduction to cost of sales in accordance with EITF 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”.

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

Income taxes. As part of the process of preparing our consolidated financial statements, we calculate our income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This process involves calculating our actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses, for tax and financial reporting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we must provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for tax liabilities involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities.

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

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB 108, the SEC staff established an approach that is commonly referred to as a “dual approach” because it now requires quantification of errors under both the iron curtain and the roll-over methods. For the Company, SAB 108 is effective for the fiscal year ended December 31, 2006. The adoption of SAB 108 did not have a material effect on the Company’s consolidated results of operations and financial condition.

In July 2006, the FASB issued Financial Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the first quarter of fiscal years beginning after December 15, 2006. The Company has conducted a preliminary assessment of the effect FIN 48 will have on its consolidated results of operations and financial condition and expects the impact to be immaterial.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing Financial Assets – an amendment of FASB Statement No. 140.” SFAS 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently be adjusted to the fair value at the end of each reporting period. SFAS 156 is effective for an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 156 to have a material impact on its consolidated results of operations and financial condition.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. SFAS 155 improves financial reporting by eliminating the exemption from applying SFAS 133 to interest in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instrument. SFAS 155 also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise be bifurcated. At the adoption of SFAS 155, any difference between the total carrying amount of the individual components of any existing hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to our beginning retained earnings. SFAS 155 is effective for us for all financial instruments acquired or issued after January 1, 2007. The Company does not expect the adoption of SFAS 155 to have a material impact on its consolidated results of operations and financial condition.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated results of operations and financial condition.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment,” providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, and the disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to the adoption. The Company will provide SAB 107 required disclosures upon adoption of SFAS 123R. The Company is currently evaluating SAB 107 and will be incorporating it as part of its adoption of SFAS 123R in 2007 if the Company incorporates a share based payment program.

Quarterly Data; Seasonality

Our quarterly operating results have not fluctuated significantly in the past and will likely not do so in the future as a result of various factors as more fully described in Item 1A. “Risk Factors.”

The following table sets forth certain unaudited quarterly historical financial data for each of the eight quarters in the two years ended December 31, 2006. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in our opinion, includes all adjustments necessary for a fair statement of the selected quarterly information. This information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter shown are not necessarily indicative of results for any future period.

	Net Sales	Gross Profit	Income From Operations	Income Before Income Taxes	Net Income	Diluted Earnings per Share
	(In millions, except per share data)
Fiscal Year Ended December 31, 2006
Three Months Ended:
March 31, 2006	$213.6	$22.9	$9.3	$4.7	$3.2	$31.48
June 30, 2006	213.7	21.2	7.5	2.0	1.3	12.54
September 30, 2006	227.3	23.6	8.6	5.6	4.3	41.88
December 31, 2006	235.2	24.4	9.2	5.7	4.3	41.94
Fiscal Year Ended December 31, 2005
Three Months Ended:
March 31, 2005	$149.8	$16.5	$7.6	$4.8	$3.0	$28.89
June 30, 2005	165.8	17.5	7.6	5.5	4.0	40.06
September 30, 2005	198.4	19.9	8.5	1.4	2.0	19.97
December 31, 2005	202.4	19.8	6.7	3.1	3.1	30.36

New Accounting Standards

Refer to Note 2 in consolidated financial statements for the discussion of new accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Foreign exchange risk

Our principal market risk relates to foreign exchange rate sensitivity, which is the risk related to devaluations in local currencies in certain markets in which we operate. Future changes in foreign exchange rates may affect our net income or our net assets.

We issue invoices in local currency in several of the markets in which we operate, including Chile, Colombia, Costa Rica, Guatemala, Jamaica and Mexico. We are thus exposed to the risk of currency devaluation between the time at which we issue the invoice and the time at which the customer pays the invoice. In those markets in which we invoice in the local currency, sales are invoiced based upon the U.S. dollar price translated into the local currency equivalent at the average daily rate on the date of sale. In the case of Chile, because receivables are large (sales in Chile accounted for 16.2%, 15.3% and 16.4% of our revenue in the years ended December 31, 2006, 2005 and 2004, respectively), we from time to time reduce our exposure to the risk of a devaluation in the Chilean peso by drawing on Chilean peso-denominated lines of credit in amounts equal to the amounts of our issued but unpaid invoices and using the borrowed Chilean pesos to acquire U.S. dollars on or shortly after the date of issuance of the invoice. In the other countries where we invoice in local currencies, we do not as a matter of course take steps to hedge against our foreign exchange risk. Aggregate sales in Colombia, Costa Rica, Guatemala and Jamaica and Mexico, where we have no policy of hedging foreign exchange risk, accounted for 28.1%, 23.0% and 17.4% of our consolidated revenue in the years ended December 31, 2006, 2005 and 2004, respectively.

All sales by our Miami operations, as well as sales by our in-country operations in Argentina, Peru and Uruguay, are denominated in U.S. dollars. However, in the event of a significant and sustained devaluation of the relevant local currency, our customers may have difficulties in paying invoices, the value of which will have increased in local currency terms. In these circumstances, we will usually offer a repayment plan for an affected customer, which in our experience has usually resulted in successful collection. In addition, substantially all of our Miami operations’ accounts receivable (other than accounts receivable owed by affiliates) are insured by Euler Hermes ACI up to a maximum insurable amount of $20.0 million and aggregate deductible of $0.5 million.

In Ecuador, Panama and El Salvador, the U.S. dollar is legal tender.

In addition, a large portion of our selling, general and administrative expense outside the United States is denominated in local currency, principally the Argentine peso, Chilean peso, Guatemalan quetzal, Mexican peso and the Peruvian sol. We estimate that a one percent weakening or strengthening of the U.S. dollar against these local currencies would have increased or decreased our selling, general and administrative expenses by $333 thousand and $237 thousand for the years ended December 31, 2006 and 2005, respectively.

We believe that our broad geographical scope lessens our exposure to the risk of significant and sustained currency devaluations in any of our Latin American or Caribbean markets.

It is our policy not to enter into foreign currency transactions for speculative purposes.

Interest rate risk

Another market risk that we are exposed to relates to interest rate sensitivity, which is the risk that future changes in interest rates may affect our net income or our net assets.

Given that a majority of our debt is a fixed rate obligation, we do not believe that we have a material exposure to interest rate fluctuations. For 2006, assuming our $25.0 million floating rate revolving credit facility with Comerica Bank was fully drawn for the entire year, a 1.0% (100 basis points) increase or decrease in the prime lending rate would result in $250 thousand increase or decrease in our current expense for the year.

It is our policy not to enter into interest rate transactions for speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and notes thereto and the reports of the independent registered public accounting firm set forth on pages F-1 through F-44 are filed as part of this report and incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our independent accountants or disagreements with such accountants on accounting principles or practices or financial statement disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply judgment in evaluating the cost-benefit relationship of those disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the objectives of the disclosure controls and procedures are met.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management’s assessment of the effectiveness of our internal control over financial reporting is required to be completed by December 31, 2007 and to be audited by BDO Seidman, LLP, our independent registered public accounting firm, by December 31, 2008.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and age of each of our directors, executive officers and certain senior managers:

Name	Age	Position
Anthony Shalom	57	Chief Executive Officer, Director
Michael Shalom	36	President, Director
Enrique Bascur	50	Director
Gisele Everett	36	Director
Juan Pablo Pallordet	33	Director
Thomas Madden	53	Director
Carol Miltner	64	Director
Russell Olson	48	Treasurer and Chief Financial Officer, Assistant Secretary
Isaac Shalom	32	Secretary
Mauro Butelmann	51	President, Intcomex Chile
Harry Luchtan	46	General Director, Centel
Yosef Kroitoro	41	Commercial Director

Anthony Shalom, 57, has been Chief Executive Officer and a director of our Company since 2004. Prior to the investment by CVC International in our company, Mr. Shalom was President of Intcomex Holdings, LLC, serving in that capacity since the founding of our company in 1988. Mr. Shalom is the father of Michael Shalom and Isaac Shalom.

Michael Shalom, 36, has been President and a director of our Company since 2004. Prior to the investment by CVC International in our company, Mr. Shalom was President of Intcomex Holdings, LLC, serving in that capacity from the founding of our company in 1988 through 1999 and from 2002 to 2004. Mr. Shalom served as Chairman and CEO of IFX Corporation, a Latin American telecommunications service provider, from 1999 until 2004. Mr. Shalom is the son of Anthony Shalom and the brother of Isaac Shalom.

Enrique Bascur, 50, has been a director of Intcomex, Inc. since 2005. Mr. Bascur is currently a Managing Director at CVC International, where he has worked since 1999, specializing in investments in Latin America, particularly Chile. Prior to 1999, he was the Corporate Finance Head at Citigroup’s office in Santiago, Chile, where he also managed the local equity investment unit. Mr. Bascur holds a degree in Civil Engineering from Universidad Católica de Chile and an M.B.A. degree from the Wharton School of the University of Pennsylvania.

Gisele Everett, 36, has been a director of Intcomex, Inc. since 2004. Ms. Everett is currently a Director at CVC International, where she has worked since 1998, specializing in private equity investments and divestitures in Latin America and the Hispanic market in the United States. Ms. Everett holds an M.B.A. degree with distinction from Cornell University’s Johnson Graduate School of Management and a B.B.A. degree in Finance from Fundação Getulio Vargas in Brazil.

Juan Pablo Pallordet, 33, has been a director of Intcomex, Inc. since 2004. Mr. Pallordet is currently a Vice President of CVC International, where he has worked since 1999, specializing in private equity investments and divestments related to oil and gas, food and beverage, technology and media assets. Mr. Pallordet is currently a board member of Sundance Investment, LLC and Avantel, S.A. Mr. Pallordet holds an advanced degree in Industrial Engineering from Universidad de Buenos Aires.

Thomas A. Madden, 53, has been a director of our Company since December 31, 2006. From 2001 to 2005, Mr. Madden served as the Executive Vice President and Chief Financial Officer of Ingram Micro. Prior to that, Mr. Madden was the Senior Vice President and Chief Financial Officer of Arvinmeritor, Inc. from 1997 to 2001. Mr. Madden currently serves on the boards of Mindspeed Technologies, Inc., Champion Enterprises, Inc., Freight Car America, Inc. and the City of Hope cancer institute. Mr. Madden is a full time faculty member at the University of California - Irvine’s Paul Merage School of Management. Mr. Madden holds a B.S. degree in Accounting from Indiana University of Pennsylvania and an MBA degree from University of Pittsburgh.

Carol Miltner, 64, has been a director of our Company since December 31, 2006. Ms. Miltner has been the chief executive officer of Positive Impact, Inc. from 2002 until present. From 2000 to 2002, she was the chief executive officer of the Global Technology Distribution Council. Ms. Miltner currently serves on the boards of SRS Laboratories, Inc. and Qlogic Corporation.

        Russell Olson, 48, has been Chief Financial Officer of our Company since March 2005. Mr. Olson also serves as Assistant Secretary. Prior to joining our company, Mr. Olson served as Chief Financial Officer of ATX Technologies, Inc. in Irving, Texas. From 1985 to 2004, Mr. Olson served in a variety of capacities for Verizon Communications Inc. including business analysis, strategic planning and budgets, treasury, internal audit and financial planning. Most recently, he served as Executive Vice President of Finance and Chief Financial Officer for Grupo Iusacell, S.A. de C.V., a Mexican wireless subsidiary of Verizon. Mr. Olson holds a Master’s Degree in Finance from Fairfield University and a B.S. in Business Administration from the University of Arizona.

Isaac Shalom, 32, has been Secretary of our Company since 2004. Mr. Shalom previously served as Vice President of Administration. Prior to the investment by CVC International in our company, Mr. Shalom was Vice President of Operations of Intcomex Holdings, LLC, serving in that capacity since 1995. Mr. Shalom is the son of Anthony Shalom and the brother of Michael Shalom. Mr. Shalom holds a B.S. degree summa cum laude in Management from Babson College in Wellesley, Massachusetts.

Mauro Butelmann, 51, has been President of Intcomex S.A., our Chilean subsidiary, since its founding in 1994. Mr. Butelmann is also the regional manager of our operations in Uruguay, Peru, Ecuador and Iquique, Chile. Prior to joining our company, Mr. Butelmann was co-founder and president of two Chilean IT companies, Generación Informática, S.A. and Consultorias y Asesorias Generación, S.A., from 1989 to 1994. Mr. Butelmann holds an M.B.A. degree from Universidad Católica de Chile.

Harry Luchtan, 46, has been General Director of Centel, our Mexican subsidiary, since its inception in 1991. Mr. Luchtan holds a B.S. degree in Engineering from California State University - Northridge.

Yosef Kroitoro, 40, has been Commercial Director of our Company since 1993. Mr. Kroitoro is responsible for vendor relationships, product procurement, supply-chain management and United States export sales. Prior to joining our company, Mr. Kroitoro was a managing director of a Panama-based manufacturer and distributor of private-label watches and electronics. Mr. Kroitoro holds a B.Sc. degree in Industrial Engineering from the University of Miami.

We have adopted a code of ethics that applies to all our employees, as well as, our principal officers and principal financial officer. The establishment of these core values for the Company was designed to provide a guiding principal for all employees based upon integrity, social conscience, quality, leadership and innovation. The Company will provide to any person without charge, upon request, a copy of our Code of Ethics. Requests can be made by contacting us at (305) 477-6230.

Report of the Audit Committee

The committee oversees our accounting and financial reporting process on behalf of our board of directors. Management has the primary responsibility for the preparation of our financial statements and the disclosure and financial reporting process, including establishing a system of internal controls. In fulfilling its oversight responsibilities, the committee reviewed and discussed with management and BDO Seidman, LLP, our independent registered public accounting firm, the audited financial statements as of and for the year ended December 31, 2006. BDO Seidman, LLP is responsible for expressing an opinion on the conformity of these audited financial statements with generally accepted accounting principles.

The committee has discussed and reviewed with BDO Seidman, LLP with and without management present, the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committee, as amended), which includes, among other things, matters related to the conduct of the audit of our financial statements. These discussions covered the overall scope and plans for their audit, the results of the examination, their evaluation of our internal controls, and the overall quality of our financial reporting. The committee has also received from BDO Seidman, LLP the written disclosures describing the relationships between BDO Seidman, LLP and us that might bear on the independence of BDO Seidman, LLP consistent with and required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committee) and has discussed with BDO Seidman, LLP its independence.

In reliance on the reviews and discussions referred to above, the committee recommended to our board of directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2006 for filing with the Securities and Exchange Commission.

The Audit Committee is currently comprised of Gisele Everett, Thomas Madden, Carol Miltner and Michael Shalom. Our board of directors has determined that Thomas Madden and Carol Miltner meet the independence requirements under the listing standards of the NASDAQ National Market, the Securities Exchange Act of 1934, as amended, and the rules and regulations of the Securities and Exchange Commission. The committee operates under a written charter that was adopted by our board of directors.

Respectfully submitted by the Audit Committee,

Mr. Madden (Chairperson)

Ms. Miltner

Ms. Everett

Mr. Michael Shalom

Our board of directors has determined that Thomas Madden qualifies as an “audit committee financial expert” under the SEC rules and regulations.

ITEM 11.	EXECUTIVE COMPENSATION

The Board of Directors of the Company formed the Compensation Committee on January 25, 2007 comprised of the three independent board members, and one member from the Shalom representatives. As a result of its membership, the Board of Directors has determined that a majority of its Compensation Committee members are considered independent according to the NASDAQ Global Market standards. The Committee first met on January 25, 2007 to discuss a Compensation Committee Charter and begin drafting the 2007 Founders’ Grant Stock Option Plan and again on several other occassions to complete the drafting of the Plan. On February 27, 2007 the Committee recommended the approval of the 2007 Founders’ Grant Stock Option Plan to the Board of Directors, which they unanimously approved. The plan is pending final shareholder approval.

Compensation Discussion and Analysis

Intcomex maintains a compensation program comprised primarily of fixed and performance variable elements. The design and operation of the program reflects the following objectives:

•	Recruiting and retaining talented leadership.

•	Implementing measurable performance targets.

•	Pay for performance philosophy.

Designing a Competitive Compensation Package

Recruitment and retention of leadership to manage the Corporation requires a competitive compensation package. The Company’s approach includes: (1) fixed compensation elements of base salary and benefits; and (2) some elements of variable compensation contingent upon Company performance. The Company has not engaged compensation consultants to advise on where its executive compensation package ranks relative to its peer industry group. Rather, the company relies on knowledge of relevant labor market conditions, negotiations and the judgement of its controlling persons to establish appropriate pay levels. In addition, a majority of the executive management group have equity ownership in the Company’s common stock resulting from the formation of the Company.

Fixed Compensation

Principal elements of fixed compensation not directly linked to performance targets include base salary, benefits (e.g., health. life and disability insurance) and 401(k) contributions. Individual variations in base salary are based on job scope, tenure, retention risk and other factors relevant to the Company.

Insurance benefits for executives employ the same formulae as are applicable to all employees of the Company. The Company contributes 3.0% of total salary to a 401(k) savings plan covering substantially all U.S. based employees regardless whether the employee makes any contributions to the savings plan.

The Company does not provide any executives with perquisites or a perquisite allowance.

Incentive Compensation

The Company’s incentive compensation program is linked to performance metrics related to the executive’s job scope. These metrics are tied to the Company’s growth, profitability and performance objectives as determined by the Board of Directors during the annual budgeting process. Incentive compensation awards are in the form of annual cash bonuses.

Named Executive Officer Compensation (“NEO”)

The following summarizes the principal elements of compensation affecting the NEOs in 2006.

Base Salary. Messrs. Anthony and Michael Shalom’s compensation includes only a base salary component due to their equity ownership interest in the Company. Mr. Olson’s compensation includes a base salary component that is appropriate for his scope of responsibilities as the Treasurer and Chief Financial Officer for the Company. Messrs. Butelmann and Luchtan’s compensation includes base salary amounts appropriate for their scope of responsibilities as the President and General Director of our two largest subsidiaries. Mr. Kroitoro’s base salary amount is appropriate for his responsibilities as the Commercial Director for the Company’s operations in Miami, Florida. Actual base salary compensation details for each NEO are shown in the Summary of Compensation Table on the following page.

Annual Bonus. Actual bonus awards for each of the NEOs are shown in the Summary Compensation Table on the following page. Mr. Olson’s bonus was paid per his employment agreement based upon the performance measurements in his agreement. Messrs. Butelmann, Luchtan and Kroitoro’s bonuses are determined based on a subjective assessment of the Company’s achievement of revenue growth and profitability measurements for their respective areas of responsibility.

Long-Term Incentive Awards. Except for Mr. Olson, the Company did not offer any long-term incentive awards in 2006. On February 27, 2007 the Board of Directors approved the establishment of the 2007 Founders’ Grant Stock Option Plan for a limited number of management employees and directors of the board. The Plan is a one-time grant with a 10 year exercise life and a 3 year vesting period and is still pending final shareholder approval. The Plan provides for acceleration of vesting on a change of control.

Compensation Committee Report

The Compensation Committee reviewed and discussed the Company’s Compensation Discussion and Analysis with the Company’s management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Respectfully submitted,

The Compensation Committee

Ms. Miltner (Chairperson)

Mr. Madden

Mr. Anthony Shalom

Mr. Pallordet

2006 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Anthony Shalom, CEO	2006	$350,000	$—	$—	$—	$—	$—	$6,600		$356,600
Michael Shalom, President	2006	$300,000	$—	$—	$—	$—	$—	$6,600		$306,600
Russell Olson, Treasurer and Chief Financial Officer, Assistant Secretary	2006	$245,000	$107,187	$—	$—	$—	$—	$6,600		$358,787
Mauro Butelmann, President Incomex Chile	2006	$271,883	$1,177	$—	$—	$—	$—	$—		$273,060
Harry Luchtan, General Director, Centel, S.A. de C.V.	2006	$185,063	$7,756	$—	$—	$—	$—	$10,896	(1)	$203,715
Yosef Kroitoro, Commercial Director Software Brokers of America, Inc.	2006	$180,000	$20,000	$—	$—	$—	$—	$105,132	(2)	$305,132

(1)	Represents amounts contributed by the Company to the employee as required under Mexican labor laws.

(2)	Includes $6,600 of 401(k) contributions made by the Company and $98,532 of sales commissions.

2006 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans (1)(2) ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
Anthony Shalom	2006				$6,600
Michael Shalom	2006				$6,600
Russell Olson	2006				$6,600
Mauro Butelmann	2006				$—
Harry Luchtan	2006				$—
Yosef Kroitoro	2006				$6,600

(1)	Represents amounts contributed by the Company to the employee’s 401(k) account.

(2)	The amounts set forth above are net of the following amounts of excess contributions deducted from the executives 401(k) Plan: Anthony Shalom of $3,231, Michael Shalom of $2,400, Russell Olson of $2,261 and Yosef Kroitoro of $2,356.

Compensation of Directors

Intcomex maintains a board membership compensation plan comprised primarily of fixed and variable elements. The fixed element includes a quarterly cash retainer of $12,000 for board membership and a quarterly cash retainer of $3,000 per committee chair, as well as the opportunity to purchase stock options under the 2007 Founders’ Grant Stock Option Plan. Board representatives from CVC International, Anthony Shalom and Michael Shalom do not receive Director Compensation. In addition, travel expenses related to board and committee meeting are reimbursed by the Company.

Potential Payments Upon Termination or Change of Control

The following describes certain obligations of the Company on various termination situations for Russell Olson. The company has no other obligation respecting any termination or change in control payments to any of the NEOs.

We have an employment agreement with Russell Olson, our Chief Financial Officer and Treasurer, which expires on December 31, 2007 unless terminated earlier. As set forth in Mr. Olson’s employment agreement, Mr. Olson’s annual base salary is $245,000, plus (i) a guaranteed bonus of $122,500 prorated from the commencement of his employment to December 31, 2005, (ii) an annual performance bonus of up to $122,500 for each of the years commencing January 1, 2006 and January 1, 2007 and (iii) a long-term incentive bonus for each of the years commencing January 1, 2006 and January 1, 2007 based on the achievement of targeted financial performance goals and objectives. Mr. Olson is eligible to receive employee benefits comparable to the benefits provided to our other employees and reimbursement of certain relocation and temporary housing costs and reasonable business-related expenses.

        In the event of termination of Mr. Olson’s employment by us without cause (as such term is defined in the employment agreement), we will be obligated to pay to Mr. Olson all bonuses on a prorated basis to the date of termination plus an amount equal to either (i) 6 months of his base salary if the termination occurs during the period ending March 13, 2006, or (ii) 4 months of his base salary if the termination occurs during the period between March 14, 2006 and December 31, 2007. If a sale of more than 50.1% of the voting stock of our Company results in a material adverse change in Mr. Olson’s duties and responsibilities not acceptable to him, we will be obligated to pay Mr. Olson a severance payment in an amount equal to 6 months of his base salary and to reimburse him for certain relocation costs. Following the termination of his employment, Mr. Olson will be subject to non-solicitation and other non-competition restrictions for a period of two years if Mr. Olson resigns or we terminate his employment for cause (as such term is defined in the employment agreement), or for a period of one year if we terminate Mr. Olson’s employment without cause or the employment agreement is not renewed after its expiration.

Compensation Committee Interlocks and Insider Participation

On January 25, 2007 the Company formed its compensation committee. Our compensation committee consists of Ms. Miltner (Chairperson) and Messrs. Madden, Anthony Shalom and Pallordet. Anthony Shalom is an executive officer of our Company.

None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as member of our board of directors or compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 27, 2007 with respect to (i) all persons known by us to be the beneficial owners of more than 5% of our common stock; (ii) all named executive officers; (iii) all directors; and (iv) all directors and executive officers as a group.

Beneficial Owner	Number of Shares		Percentage of Total Voting Shares(3)
Co-Investment LLC VII (Intcomex)(1)(4) 399 Park Avenue, 14th Floor New York, NY 10022	52,545	(2)	52.5%
Anthony Shalom(4) 3505 NW 107th Avenue Miami, Florida 33178	23,036		23.0%
Michael Shalom(4) 3505 NW 107th Avenue Miami, Florida 33178	8,952		9.0%
Enrique Bascur(1)(5)(6)	—		—
Gisele Everett(1)(6)	—		—
Juan Pablo Pallordet(1)(6)	—		—
Thomas A. Madden(6)	—		—
Carol Miltner(6)	—		—
Russell Olson	—		—
Isaac Shalom	—		—
Yosef Kroitoro	—		—
All directors and executive officers as a group (10 persons)	31,988		32.0%

(1)

Co-Investment LLC VII (Intcomex) is controlled by Citigroup Inc. Each of Mr. Bascur, Ms. Everett and Mr. Pallordet was nominated as a Director of our company by CVC International, pursuant to the terms of our shareholders agreement. See “Certain Relationships and Related-Party Transactions and Director Independence—The Investment by CVC International in Our Company.”

(2)

In connection with the investment by CVC International in our company, all of our other shareholders holding voting stock have pledged that stock to CVC International as security for certain obligations undertaken pursuant to the investment. In addition, CVC International has the right to purchase the stock held by other shareholders under certain other circumstances. See “Certain Relationships and Related-Party Transactions—The Investment by CVC International in Our Company.”

(3)

Pursuant to the Centel share purchase agreement, we issued on August 22, 2005, 2,182 shares of our non-voting stock representing 2.14% of our outstanding stock. Mr. Luchtan received 51% of such shares.

(4)

Pursuant to our second amended and restated shareholders agreement, among us and each of our shareholders, a copy of which is filed as exhibit 10.2 to our registration statement on Form S-4 (File no. 333-134090), so long as Anthony Shalom and Michael Shalom beneficially own securities representing not less than 25% of our voting power in the aggregate, three of our directors are to be nominated by CVC International and two of our directors are to be nominated by Anthony Shalom and Michael Shalom. The shareholders agreement also provides that we may not effect certain amendments to our certificate of incorporation or bylaws, incur certain levels of indebtedness, change our line of business or take certain other actions, without in each case obtaining the consent of the directors of our company appointed by Anthony Shalom and Michael Shalom. Pursuant to the shareholders agreement, our shareholders have agreed to certain restrictions on the transfer of their stock in our company, including rights of first offer, tag-along rights, drag-along rights and lock-ups. See below “Certain Relationships and Related-Party Transactions and Director Independence—Shareholders’ Agreement.”

(5)	Mr. Bascur is a member of the CVC International divestment committee that must approve any sale of Co-Investment LLC VII (Intcomex)’s shares in our Company.

(6)	Independent member of the Board of Directors based upon the NASDAQ Global Market standards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions

Review and Approval of Related Person Transactions. We review all relationships and transactions in which the Company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. The Company’s financial staff is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether the company or a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to the company or a related person are disclosed in the company’s financial statements.

Related Party Transactions. Mr. Michael Shalom has a direct financial interest in IFX Corporation, which is privately held by Mr. Shalom and a related family member. The Company sells merchandise to and purchases internet access services from IFX Corporation. The total amount paid to IFX for internet access services for the years ended December 31, 2006, 2005 and 2004 was $353,000, $232,000 and $73,000, respectively.

Mr. Harry Luchtan has a direct financial interest in warehouse and office space located in Mexico City, Mexico which the Company leases for approximately $23,000 per month. The lease expires on January 1, 2015 and the Company has an option to purchase the facility.

The Investment by CVC International in Our Company

In August 2004, CVC International, the division of Citigroup engaged in private equity investments in emerging markets, acquired 52.5% of the equity interests of our company, and we redeemed all of the equity interests in our company held by our former non-management stockholders and some of the equity interests in our company held by our management stockholders. After giving effect to the acquisition and redemptions, Anthony Shalom and Michael Shalom became our second and third largest stockholders (after CVC International), with holdings of 23.0% of 9.0% of our stock, respectively. The other holders of voting stock in our company prior to this offering are members of our management.

Shareholders’ Agreement

Pursuant to our second amended and restated shareholders agreement among us and each of our stockholders, so long as Anthony Shalom and Michael Shalom beneficially own securities representing not less than 25% of our voting power in the aggregate, CVC International may nominate three directors and Anthony Shalom and Michael Shalom may nominate two directors to our board of directors.

The shareholders agreement also provides that we may not effect certain amendments to our certificate of incorporation or bylaws, incur certain levels of indebtedness, change our line of business or take certain other actions, without in each case obtaining the consent of the directors of our company appointed by Anthony Shalom and Michael Shalom. In addition, each of our stockholders other than CVC International, whom we refer to as our minority stockholders, has granted CVC International an option to purchase all of our capital stock owned by such minority stockholder at fair value upon the occurrence of a “termination event.” A termination event includes generally a termination of such minority stockholder’s employment (or other relationship) with our company for cause or the termination by such minority stockholder of his or her employment (or other relationship) with our company without good reason. Pursuant to the shareholders agreement, our stockholders have agreed to certain restrictions on the transfer of their stock in our company, including rights of first offer, tag-along rights, drag-along rights and lock-ups. The shareholders agreement also provides Centel’s pre-acquisition shareholders (who received non-voting stock in our company in partial exchange for their shares in Centel) with observer rights in connection with meetings of our board of directors. The shareholders agreement will terminate upon the earliest to occur of (i) a date when CVC International no longer holds a majority of our voting equity securities or (ii) a date when Anthony Shalom and Michael Shalom hold less than 15% of the aggregate voting power of all outstanding equity securities. After the occurrence of both the termination of the shareholders agreement and an initial public offering, Centel’s pre-acquisition shareholders will in certain circumstances be entitled to put to us equity securities in our company beneficially owned by such shareholders at a price equal to the closing trading price of our shares on the date of delivery of the put notice. The put right terminates as to each of Centel’s pre-acquisition shareholders if all of such person’s non-voting equity securities in our company are exchanged for voting equity securities. In addition, we may elect, upon exercise of the put right, instead of acquiring the equity securities, to exchange all such non-voting equity securities for voting equity securities, and upon such exchange we shall no longer have an obligation to purchase the put equity securities.

Director Independence

        Our board of directors ensures that its determinations regarding the definition of “independent” are consistent with the NASDAQ Global Market rules, the SEC rules and relevant securities and other laws and regulations. Consistent with these considerations, and after reviewing all relevant transactions or relationships between each director, or any of his family members, and us, our senior management and our independent auditors, our board of directors has affirmatively determined that five of our directors, Messrs. Bascur, Pallordet and Madden and Ms. Everett and Miltner, are independent directors within the meaning of the applicable laws, regulations and the listing standards of the NASDAQ Global Market. Michael Shalom and Anthony Shalom, are not “independent” directors under the NASDAQ Global Market independence standards. Mr. Michael Shalom and Ms Everett are not “independent” audit committee members under the NASDAQ Global Market independence standards for Audit Committee members.

We currently have a shareholders’ agreement pursuant to which, so long as Anthony Shalom and Michael Shalom beneficially own securities representing not less than 25% of our voting power, three of our directors are to be nominated by CVC International and two of our directors are to be nominated by Anthony Shalom and Michael Shalom.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

BDO Seidman, LLP served as Intcomex’s independent registered public accounting firm in 2006. The Company paid the following fees to BDO Seidman, LLP for 2006 and 2005:

(In thousands)	2006	2005
Audit fees	$391	$338
Quarterly SAS 100 fees	275	254
Transfer Pricing Study fees	—	98
Other
Registration Statement	189	—
Private Placement	—	153

Total	$855	$843

Audit fees in both years consisted of fess for the audit of Intcomex, Inc. consolidated financial statements and the financial statements of all of its subsidiaries in accordance with the standards of the Public Company Accounting Oversight Board, as well as, the 2006 quarterly SAS 100 fees for the review of the interim financial statements of Intcomex, Inc. and all of its subsidiaries, including the financial statements filed on Form 10-Q for the nine-month period ended September 30, 2006.

On January 25, 2007 the Board of Directors established the Audit Committee and adopted the Audit Committee Charter. As such, the Audit Committee has adopted procedures requiring Committee review and approval in advance of all particular engagements for services provided by the Company’s independent auditors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements:

(2)	Financial Statement Schedules. Schedules not listed above have been omitted because the information to be set forth therein is not material, not applicable or is shown in the financial statements or notes thereto.

(3)	Exhibits. The following is a complete list of Exhibits filed as part of this Annual Report on Form 10-K.

Exhibits	Document
2.1	Stock Purchase Agreement Among Court Square Capital, Ltd., dated August 27. 2004. Incorporated by reference to Exhibit 2.1 to the registration statement on Form S-4 (File No. 333-134090) (the “S-4 Registration Statement).

3.1	Second Amended and Restated Certificate of Incorporation of Intcomex, Inc. Incorporated by reference to Exhibit 3.1 to the S-4 Registration Statement.

3.2	By-laws of Intcomex, Inc. Incorporated by reference to Exhibit 3.2 to the S-4 Registration Statement.

4.1	Indenture, dated as of August 25, 2005, between Intcomex, Inc., the guarantors named therein, and the Bank of New York as Trustee. Incorporated by reference to Exhibit 4.1 S-4 Registration Statement.

4.2	Supplemental Indenture, dated as of October 31, 2006 to the Indenture, dated as of August 25, 2005. Incorporated by reference to Exhibit 4.10 to the S-4 Registration Statement.

4.3	Registration Rights Agreement, dated as of August 24, 2005, by and among Intcomex, Inc., Bank of America Securities LLC, UBS Securities LLC and Comerica Securities, Inc. as Initial Purchasers and certain Guarantors. Incorporated by reference to Exhibit 4.3 to the S-4 Registration Statement.

4.4	Pledge Agreement among Intcomex, Inc., Intcomex Holdings, LLC and Intcomex Holdings SPC-I, LLC, as pledgors, in favor of The Bank of New York, as trustee, dated as of August 25, 2005. Incorporated by reference to Exhibit 4.4 to the S-4 Registration Statement.

4.5	Security Agreement by Software Brokers of America, Inc. and The Bank of New York, as trustee, dated as of August 25, 2005. Incorporated by reference to Exhibit 4.5 to the S-4 Registration Statement.

4.6	Lien Subordination Agreement among Comerica Bank, The Bank of New York and Software Brokers of America, Inc., dated as of August 25, 2005. Incorporated by reference to Exhibit 4.6 to the S-4 Registration Statement.

4.7	Stock Pledge Agreement between Intcomex Holdings, SPC-I, LLC, as pledgor, in favor of The Bank of New York, as trustee, dated as of August 25, 2005. Incorporated by reference to Exhibit 4.7 to the S-4 Registration Statement.

4.8	Share Charge between Intcomex Holdings, LLC, The Bank of New York and IXLA Holdings Ltd., dated as of August 25, 2005. Incorporated by reference to Exhibit 4.8 to the S-4 Registration Statement.

4.9	Treasury Management Services Controlled Collateral Account Service Agreement among Comerica Bank, Software Brokers of America, Inc. and The Bank of New York, dated August 25, 2005. Incorporated by reference to Exhibit 4.9 to the S-4 Registration Statement.

10.1	Credit Agreement between Software Brokers of America, Inc. and Comerica Bank, dated as of August 25, 2005. Incorporated by reference to Exhibit to 10.1 to the S-4 Registration Statement.

10.2	Amendment No. 1 to Credit Agreement, Amendment to Intcomex Subordination Agreement and Waiver Re Intcomex Subordinated Indebtedness, dated as of November 2, 2006, by and among Software Brokers of America, Inc., Comerica Bank and Intcomex, Inc. Incorporated by reference to Exhibit 10.7 to the Amendment No. 2 to Form S-4 filed on November 7, 2006.

10.3	Second Amended and Restated Shareholders Agreement among Co-Investment LLC VII (Intcomex), the Shalom shareholders named therein, the Centel shareholders named therein, the additional shareholders named therein, and Intcomex, Inc., dated June 23, 2005. Incorporated by reference to Exhibit 10.2 to the S-4 Registration Statement.

10.4	Joinder Agreement to Amended and Restated Shareholders Agreement by Hector Yubeili, dated August 23, 2005. Incorporated by reference to Exhibit 10.3 to the S-4 Registration Statement.

10.5	Employment Agreement of Russell Olson, dated March 9, 2005. Incorporated by reference to Exhibit 10.4 to the S-4 Registration Statement.

10.6	Commercial/Industrial Building Lease between International Place Associates IV, Ltd., as landlord, and Software Brokers of America, Inc., as tenant, dated February 25, 2000. Incorporated by reference to Exhibit 10.5 to the S-4 Registration Statement.

10.7	Lease Agreement between Lit Industrial Limited Partnership, as landlord, and Software Brokers of America, Inc., as tenant, dated May 12, 2006. Incorporated by reference to Exhibit 10.6 to the S-4 Registration Statement.

10.8	Founders Stock Option Grant Agreement, dated February 27, 2007.*#

21.1	Subsidiaries of Intcomex, Inc.*

31.1	Certification by Principal Executive Officer required by Section 302(b) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Principal Financial Officer required by Section 302(b) of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
#	Indicates a management contract or a compensatory plan or arrangement.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

INTCOMEX, INC.

By:	/s/ Anthony Shalom
Anthony Shalom Chief Executive Officer, Chairman and Director

March 30, 2007

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ Anthony Shalom Anthony Shalom	Chief Executive Officer, Chairman and Director	March 30, 2007

/s/ Michael F. Shalom	President and Director	March 30, 2007
Michael F. Shalom

/s/ Russell A. Olson	Chief Financial Officer, Treasurer and	March 30, 2007
Russell A. Olson	Assistant Secretary

/s/ Enrique Bascur	Director	March 30, 2007
Enrique Bascur

/s/ Gisele Everett	Director	March 30, 2007
Gisele Everett

/s/ Juan Pablo Pallordet	Director	March 30, 2007
Juan Pablo Pallordet

/s/ Thomas A. Madden	Director	March 30, 2007
Thomas A. Madden

/s/ Carol Miltner	Director	March 30, 2007
Carol Miltner

Report of Independent Registered Public Accounting Firm

Board of Directors

Intcomex, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Intcomex, Inc. and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits. We did not audit the financial statements of one, three and three foreign subsidiaries in the years ended December 31, 2006, 2005 and 2004, respectively. These statements reflect total assets of approximately $37 million and $47 million as of December 31, 2006 and 2005 and total revenues of approximately $104 million, $91 million and $112 million for each of the years in the three-year period ended December 31, 2006. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiaries, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intcomex, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Miami, Florida	/s/ BDO Seidman, LLP
March 22, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Mexico City, January 31, 2007

To the Stockholders and the Board of Directors of

Centel, S. A. de C. V.

We have audited the accompanying balance sheets of Centel, S. A. de C. V. as of December 31, 2006 and 2005, and the related statements of income, of changes in stockholders’ equity and of cash flows for the year ended December 31, 2006, for the seven-month period ended December 31,2005 and for the five-month period ended May 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centel, S. A. de C. V. at December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006, for the seven-month period ended December 31, 2005 and for the five-month period ended May 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

PricewaterhouseCoopers

/s/ Roberto Vargas Flores

Audit Partner

Independent Auditor’s Report

The Stockholders

INTCOMEX, S.A. de C.V.:

We have audited the accompanying balance sheet of Intcomex, S.A. de C.V., at December 31, 2005, and the related statements of income, stockholders’ equity and cash flows the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Intcomex, S.A. de C.V., at December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with generally accepted accounting principles in the United States of America.

As described in note (4) to the financial statements, the Company is member of a group of affiliated and related companies, which are under the same management and control, and that have commercial relations among them.

Figueroa Jimenez & Co., S.A.

(Before Peat, Marwick Mitchell & Co. (Latin America). S.A.)

Registry N° 215

/s/ Ciro Rómulo Mejia Gonzglez Partner Registry N° 2234

San Salvador, El Salvador January 30, 2006.

Report of Independent Registered Public Accounting Firm

Board of Directors

Computacion Monrenca Panama, S. A.

We have audited the accompanying balance sheets of Computacion Monrenca Panama, S. A. (the Company) as of December 31, 2005 and 2004, and the related statements of income, changes in shareholder’s equity and cash flows for the years then ended, all expressed in United States dollars. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements, all expressed in United States dollars, present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and of the results of its operations and its cash flows for the years then ended in accordance with the accounting principles generally accepted in the United States of America.

/s/ Ernst & Young
February 17, 2006 Panama, Republic of Panama

Report of Independent Registered Public Accounting Firm

Independent Auditors’ Report to the Board of Directors and

Shareholders of Intcomex de las Americas, S.A.

We have audited the accompanying balance sheets of Intcomex de las Americas, S.A. (the Company) as of December 31, 2004 and 2003, and the related statements of income, changes in shareholder’s equity and cash flows for the years then ended, all expressed in United States dollars. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements, all expressed in United States dollars, present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and of the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles in the United States of America.

/s/ Ernst & Young
January 14, 2005 Panama, Republic of Panama

Intcomex, Inc.

and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands)

As of December 31,	2006	2005
Assets

Current Assets

Cash and cash equivalents	$20,482	$12,964
Certificates of deposit-restricted	92	31
Trade accounts receivable, net of allowance for doubtful accounts of $4,066 and $4,282	89,290	71,589
Notes and other receivables	18,584	18,340
Due from related parties	791	890
Inventories	94,410	77,038
Prepaid expenses and other	9,100	10,076
Deferred tax assets	1,609	1,495

Total Current Assets	234,358	192,423

Property and equipment, net	11,019	8,237
Notes receivable	525	213
Identifiable intangible assets, net of amortization of $1,562 and $574	3,883	4,866
Goodwill	34,257	34,257
Deferred tax assets	2,521	1,831
Other assets	6,012	6,484

Total Assets	$292,575	$248,311

Liabilities and Shareholders’ Equity

Current Liabilities

Lines of credit	$17,653	$5,413
Current maturities of long-term debt	5,376	282
Accounts payable	95,972	80,686
Accrued expenses	12,039	7,475
Income taxes payable	1,117	2,947
Due to related parties	97	53
Deferred tax liabilities	442	404
Other liabilities	3,440	2,317

Total Current Liabilities	136,136	99,577

Long-term debt, net of current maturities	114,833	119,346
Other long-term liabilities	421	286
Deferred tax liabilities	2,848	3,535

Total Liabilities	254,238	222,744

Commitments and Contingencies

Shareholders’ Equity
Common stock voting $0.01 par value, 140,000 shares authorized, 100,000 issued and outstanding	1	1
Common stock non-voting $0.01 par value, 10,000 shares authorized, 2,182 issued and outstanding	—	—
Additional paid in capital	17,597	17,597
Retained earnings	20,717	7,654
Accumulated other comprehensive income	22	315

Total Shareholders’ Equity	38,337	25,567

Total Liabilities and Shareholders’ Equity	$292,575	$248,311

See accompanying notes to consolidated financial statements.

Intcomex, Inc.

and Subsidiaries

Consolidated Statements of Operations

(Dollars in Thousands)

Years ended December 31,	2006	2005	2004
Revenue	$889,779	$716,440	$554,345

Cost of revenue	797,665	642,737	495,536

Gross Profit	92,114	73,703	58,809

Operating Expenses
Selling, General and Administrative	54,794	41,555	32,966
Depreciation and amortization	2,743	1,788	849

Total Operating Expenses	57,537	43,343	33,815

Operating Income	34,577	30,360	24,994

Other (Income) Expense
Interest Expense	16,233	16,805	3,429
Interest Income	(876)	(456)	(153)
Other (Income) Expense, net	164	600	(196)
Foreign Exchange Loss (Gain)	1,099	(1,407)	(986)

Total Other Expense	16,620	15,542	2,094

Income before provision for income taxes and minority interest	17,957	14,818	22,900

Provision for income taxes	4,894	2,755	6,417

Income before minority interest	13,063	12,063	16,483

Minority Interest	—	—	314

Net Income	$13,063	$12,063	$16,169

Earnings per share of common stock
Basic	$127.84	$119.28	$277.48
Diluted	$127.84	$119.28	$277.48

Weighted average number of shares used in per share calculation
Basic	102,182	101,133	58,270
Diluted	102,182	101,133	58,270

See accompanying notes to consolidated financial statements.

Intcomex, Inc.

and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Dollars in Thousands)

Years ended December 31, 2006, 2005 and 2004
	Members’ Equity		Common Stock			Additional Paid in capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity	Comprehensive Income (Loss)
	Units	Members’ Equity	Shares		$0.01 par value
			Voting	Non-voting
Balance at December 31, 2003	37,405	$13,722	—	—	—	—	55,629	(59)	69,292
Net income thru August 31, 2004	—	—	—	—	—	—	11,729	—	11,729	11,729
Liquidation of Holdco Caribbean, LDC	(37,405)	(13,722)	—	—	—	—	(67,358)	59	(81,021)
Capitalization of Intcomex, Inc. by existing shareholders	—	—	67,073	—	1	13,723	(8,865)	—	4,859
Common stock repurchases	—	—	(5,904)	—	—	(3,944)	—	—	(3,944)
Issuance of common stock, net of expenses of $1,121	—	—	38,831	—	—	24,818	—	—	24,818
Other	—	—	—	—	—	—	16	—	16	16
Net income from September 1 thru December 31, 2004	—	—	—	—	—	—	4,440	—	4,440	4,440

Total comprehensive income										16,185

Balance at December 31, 2004	—	$—	100,000	—	1	34,597	(4,409)	—	30,189
Issuance of common stock in connection with Centel acquisition	—	—	—	2,182	—	3,000	—	—	3,000
Dividends	—	—	—	—	—	(20,000)	—	—	(20,000)
Net income	—	—	—	—	—	—	12,063	—	12,063	12,063
Foreign currency translation			—	—	—	—	—	315	315	315

Total comprehensive income										$12,378

Balance at December 31, 2005	—	$—	100,000	2,182	$1	$17,597	$7,654	$315	$25,567
Net income	—	—	—	—	—	—	13,063	—	13,063	13,063
Foreign currency translation			—	—	—	—	—	(293)	(293)	(293)

Total comprehensive income										$12,770

Balance at December 31, 2006	—	$—	100,000	2,182	$1	$17,597	$20,717	$22	$38,337

See accompanying notes to consolidated financial statements.

Intcomex, Inc.

and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in Thousands)

Years ended December 31,	2006	2005	2004
Cash flows from operating activities

Net income	$13,063	$12,063	$16,169

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	1,755	1,214	849
Amortization of intangibles	988	574	—
Amortization of deferred loan costs	1,333	3,029	162
Bad debt expense	1,265	1,491	1,756
Inventory obsolesence expense	1,417	1,332	659
Deferred tax (benefit) expense	(1,455)	(950)	678
Gain on sale of property and equipment	(2)	(18)	(24)
Minority interest	—	—	314
Other	—	—	(23)

Change in operating assets and liabilities net of assets acquired:
(Increase) decrease in:
Trade accounts receivables	(17,485)	(12,706)	(17,284)
Other receivables	(244)	(4,028)	(1,329)
Inventories	(18,789)	(16,213)	(17,723)
Prepaid expenses and other assets	(484)	(8,975)	(4,646)
Due from related parties	99	(641)	220
Increase (decrease) in:
Accounts payable	15,286	6,709	16,051
Income taxes payable	(1,830)	1,007	632
Due to related parties	44	270	—
Accrued expenses and other	5,147	5,108	(149)

Net cash provided by (used in) operating activities	108	(10,734)	(3,688)

Cash flows from investing activities

Additions to property and equipment	(4,824)	(2,874)	(1,496)
Purchase of minority interests	—	(203)	(2,727)
Proceeds from disposition of assets	289	37	507
Restricted cash and short-term investments	(61)	499	470
Notes receivables	(312)	356	(69)
Acquisitions, net of cash acquired	—	(11,866)	—

Net cash used in investing activities	(4,908)	(14,051)	(3,315)

Cash flows from financing activities

Borrowings under line of credit, net	12,240	(4,358)	243
Borrowings of notes payable	371	120,535	41,057
(Payments) of notes payable	—	(65,645)	(1,582)
Proceeds from issuance of common stock, net	—	—	17,687
Distributions to shareholders	—	(20,000)	(55,954)

Net cash provided by financing activities	12,611	30,532	1,451

Effect of foreign currency exchange rates	(293)	315	—

Net increase (decrease) in cash	7,518	6,062	(5,552)

Cash and cash equivalents, beginning of period	12,964	6,902	12,454

Cash and cash equivalents, end of period	$20,482	$12,964	$6,902

See accompanying notes to consolidated financial statements.

Intcomex, Inc.

and Subsidiaries

Consolidated Statements of Cash Flows (cont’d)

(Dollars in Thousands)

Years ended December 31,	2006	2005	2004
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13,300	$7,892	$1,956
Taxes	$7,361	$6,471	$5,555

Non-cash investing activities:
Acquisition of fixed assets by Intcomex Peru through cancellation of accounts receivable	$—	$—	$838
Capital leases	$356	$199	$97

Non-cash financing activities:
Issuance of Sellers Notes A & B	$—	$—	$20,000
Issuance of Sellers Note C for acquisition of Centel	$—	$2,750	$—
Capitalization of Intcomex, by existing shareholders	$—	$—	$4,859
Issuance of non-voting common stock to selling shareholders for acquisition of Centel	$—	$3,000	$—
Issuance of common shares to foreign and minority shareholders’ in Holdings, LLC	$—	$—	$5,722

See accompanying notes to consolidated financial statements.

Intcomex, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands)

1.	Summary of Significant Accounting Policies	Nature of Operations
The subsidiaries comprising Intcomex, Inc., a Delaware Company (the “Company”), are international distributors of computer equipment and peripherals, and include the accounts of Intcomex Holdings, LLC (Parent Company of SBA and IXLA), Intcomex Holdings SPC-1, LLC (Parent Company of Centel, S.A. de C.V., a Mexican company), Software Brokers of America, Inc. (“SBA”) and IXLA Holdings, Ltd. (“IXLA”). IXLA is the holding company of fourteen separate subsidiaries located in Central America, South America and the Caribbean.

Principles of Consolidation

The consolidated financial statements include the accounts of Intcomex, Inc. and its subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

At December 31, 2006, the Company has two wholly-owned subsidiaries; Intcomex Holdings, LLC (“Holdings”) and Intcomex Holdings SPC-I, LLC (“SPC-I”). Holdings has two wholly owned subsidiaries as follows:

Software Brokers of America, Inc.

IXLA Holdings, Ltd., a limited time duration company located in Cayman Islands.

The following subsidiaries are 100.0% owned by IXLA:

Intcomex Argentina SRL – Located in Argentina

Intcomex S.A. – Located in Chile
• Intcomex Iquique S.A. • Sociedad de Inversiones y Financiamiento TC, S.A.

Intcomex Colombia LTDA – Located in Colombia

Intcomex Costa Rica Mayorista en Equipo de Computo, S.A. – Located in Costa Rica

Intcomex, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands)

Intcomex de Ecuador, S.A. – Located in Ecuador • Hurricane Systems, S.A.

Intcomex El Salvador, S.A. – Located in El Salvador

Intcomex de Guatemala, S.A. (formerly Centel, S.A.) – Located in Guatemala

Intcomex Jamaica Ltd. – Located in Jamaica

Inset Finance Ltd. – Located in Cayman Islands

Computacion Monrenca Panama, S.A. – Located in Panama

Intcomex Peru, S.A.C. – Located in Peru • DTMK Inmobiliaria S.A. C. – Located in Peru

T.G.M., S.A. – Located in Uruguay

Pontix Trading S.A. – Located in Uruguay

Intcomex De Las Americas, S.A. – Located in Panama

SPC-I has one wholly owned subsidiary:

Centel, S.A. de C.V. - located in México • Compañía de Servicios IMSC, S. de R.L. de C.V.

Accounting Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets

Intcomex, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands)

and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we review and evaluate our estimates and assumptions, including, but not limited to, those that relate to accounts receivable, inventories, goodwill, intangibles and other long lived assets, income taxes, and contingencies and litigation. Actual results could differ from those estimates.

Foreign Currency

The U.S. dollar is considered the functional currency in all of the Company’s foreign operations except for Mexico where the functional currency is the Mexican peso. Non-monetary balance sheet amounts are translated at historical exchange rates. Other balance sheet amounts are translated at the exchange rates in effect at the balance sheet date. Statements of operations accounts, excluding those items of income and expenses that relate to non-monetary assets and liabilities, are translated at the average exchange rate for the month. Re-measurement adjustments are included in the determination of net income under the caption “Foreign Exchange (Gain) Loss.” Translation adjustments related to our Mexican subsidiary are recorded in accumulated other comprehensive income in the consolidated statement of shareholders’ equity.

In the accompanying consolidated statements of operations a foreign exchange loss of $1,099 was included for the year ended December 31, 2006 and foreign exchange gains of $1,407 and $986 were included for the years ended December 31, 2005 and 2004, respectively. These amounts include the effect of foreign currency re-measurement, realized foreign currency transaction gains and losses and changes in the value of foreign currency denominated accounts receivable and accounts payable.

No material U.S. dollar foreign exchange forward contracts were outstanding at December 31, 2006 and 2005.

Cash Equivalents The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Intcomex, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands)

Revenue Recognition

Revenue is recognized once the following criteria are met: the Company has persuasive evidence that an arrangement exists; delivery must have occurred, which happens at the point of shipment (this includes the transfer of both title and risk of loss, provided that no significant obligations remain); the price is fixed and determinable; and collectibility is reasonably assured.

The Company allows its customers to return product for exchange or credit subject to certain limitations. Actual returns are recorded in the period of the return. Our historical experience has shown the returns to be immaterial .

Shipping and handling costs billed to customers are included in revenue and related costs are included in the cost of sales.

Accounts Receivable

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. In estimating the required allowance, the Company takes into consideration the overall quality and aging of the accounts, the existence of credit insurance and specifically identified customer risks. If actual customer performance were to deteriorate to an extent not expected, additional allowances may be required which could have an adverse effect on the Company’s financial performance. Uncollectible accounts are written-off annually against the allowance.

Vendor Programs

We receive funds from vendors for price protection, product rebates, marketing and promotions and competitive programs, which are recorded as adjustments to product costs or SG&A expenses according to the nature of the program. Some of these programs may extend over one or more quarterly reporting periods. We recognize rebates or other vendor incentives as earned based on sales of qualifying products or as services are provided in accordance with the terms of the related program. We provide reserves for receivables on vendor programs for estimated losses resulting from vendors’ inability to pay or rejections of claims by vendors.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined primarily on the first-in, first-out (“FIFO”) method. Some of the Company’s foreign affiliates use the average cost method which approximates FIFO due to the availability of “price protection” guarantees with many vendors on a

Intcomex, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands)

significant portion of their inventory. The Company operates in an industry characterized by the continuous introduction of new products, rapid technological advances and product obsolescence. The Company continuously evaluates the salability of its inventories and has developed incentive sales programs for slow moving items.

Rebates earned on products sold are recognized when the product is shipped to a third party customer and is recorded as a reduction to cost of sales in accordance with Emerging Issues Task Force (“EITF”) 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”.

Deferred Loan Costs

Deferred loan costs are amortized over the life of the applicable indebtedness using the straight-line method which approximates the effective interest method. Deferred loan costs, net of accumulated amortization, amounted to $5,060 and $5,136 at December 31, 2006 and 2005, respectively, and are included in Other assets in the accompanying balance sheets.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods based on the estimated economic lives of the related assets as follows:

Years
Buildings and leasehold improvements	30 – 39
Office furniture, vehicles and equipment	5 – 7
Warehouse equipment	5 – 7
Software	5

Long-Lived Assets

The Company reviews long-lived assets and definite-lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the

Intcomex, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands)

carrying amount of an asset exceeds the asset’s fair value, the Company measures and records an impairment loss for the excess. An asset’s fair value is assessed by determining the expected future undiscounted cash flows of the asset. The Company’s long-lived assets are primarily composed of property and equipment.

There are numerous uncertainties and inherent risks in conducting business, such as but not limited to general economic conditions, actions of competitors, ability to manage growth, actions of regulatory authorities, pending investigations and/or litigation, customer demand and risk relating to international operations. Adverse effects from these risks may result in adjustments to the carrying value of the Company’s assets and liabilities in the future including, but not necessarily limited to, long-lived assets.

Goodwill

The Company’s goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. The Company assesses goodwill for impairment on an annual basis, or sooner if events indicate such a review is necessary. Based on this assessment, the Company determined that no impairment of its assets existed as of December 31, 2006 or 2005. As of December 31, 2006, the Company is not aware of any items or events that would cause it to adjust the recorded value of goodwill for impairment. Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated, is less than the carrying value of the reporting unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of the goodwill exceeds its implied value. Future changes in the estimates used to conduct the impairment review, including revenue projections, market values and changes in the discount rate used could cause the analysis to indicate that the Company’s goodwill is impaired in subsequent periods and result in a write-off of a portion of or all of the goodwill. The discount rate used is based on the Company’s capital mix and an estimated market premium. The assumptions used in estimating revenue projections are consistent with internal planning.

Intcomex, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands)

There are numerous uncertainties and inherent risks in conducting business, such as but not limited to general economic conditions, actions of competitors, ability to manage growth, actions of regulatory authorities, pending investigations and/or litigation, customer demand and risk relating to international operations. Adverse effects from these risks may result in adjustments to the carrying value of the Company’s assets and liabilities in the future including, but not necessarily limited to, goodwill.

Income Taxes

Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Undistributed earnings of certain international subsidiaries are indefinitely reinvested. No provision has been made for income taxes that might be payable upon the remittance of such indefinitely reinvested earnings. Upon distribution of those earnings, the Company would be subject to withholding taxes payable to the various foreign countries. The Company has not determined the amount of tax liability associated with an unplanned distribution of these permanently reinvested earnings.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”) establishes standards for reporting and displaying comprehensive income and its

Intcomex, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands)

components in the Company’s consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and is comprised of net income and other comprehensive income (loss).

Fair Value of Financial Instruments

The Company believes that carrying amounts of cash and cash equivalents, certificates of deposit, trade accounts receivables, other receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of these financial instruments. The fair value of short-term and long-term debt approximates market, as the interest rates on these financial instruments approximate current rates available to the Company.

Earnings per Share

The Company reports both Basic Earnings Per Share (“Basic EPS”) and Diluted Earnings Per Share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options and warrants and other commitments to issue common stock were exercised using the treasury stock method or the if-converted method was applicable. The Company has no stock options, warrants or other commitments to issue common stock at this time.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. A business entity shall report unrealized gains and

Intcomex, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands)

losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not determined the effect, if any, that the adoption of SFAS No. 159 will have on its consolidated financial condition.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This Statement requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 does not have a material impact on the Company’s consolidated financial condition as it has no pension obligations.

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

Intcomex, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands)

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB 108, the SEC staff established an approach that is commonly referred to as a “dual approach” because it now requires quantification of errors under both the iron curtain and the roll-over methods. For the Company, SAB 108 is effective for the fiscal year ended December 31, 2006. The adoption of SAB 108 did not have a material effect on the Company’s consolidated results of operations and financial condition.

In July 2006, the FASB issued Financial Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the first quarter of fiscal years beginning after December 15, 2006. The Company has conducted a preliminary assessment of the effect FIN 48 will have on its consolidated results of operations and financial condition and expects the impact to be immaterial.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing Financial Assets – an amendment of FASB Statement No. 140.” SFAS 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes an obligation to service a financial asset by

Intcomex, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands)

entering into a servicing contract. This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently be adjusted to the fair value at the end of each reporting period. SFAS 156 is effective for an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 156 to have a material impact on its consolidated results of operations and financial condition.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. SFAS 155 improves financial reporting by eliminating the exemption from applying SFAS 133 to interest in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instrument. SFAS 155 also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise be bifurcated. At the adoption of SFAS 155, any difference between the total carrying amount of the individual components of any existing hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to our beginning retained earnings. SFAS 155 is effective for us for all financial instruments acquired or issued after January 1, 2007. The Company does not expect the adoption of SFAS 155 to have a material impact on its consolidated results of operations and financial condition.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is deemed impracticable, unless the change in accounting relates to the principle method of depreciation, amortization, or depletion for long-lived, non-financial assets in which case the change is accounted for

Intcomex, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands)

as a change in accounting estimate that is affected by a change in accounting principle. The Statement is effective for accounting changes and corrections of errors made occurring in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment,” providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, and the disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to the adoption. The Company will provide SAB 107 required disclosures upon adoption of SFAS 123R. The Company is currently evaluating SAB 107 and will be incorporating it as part of its adoption of SFAS 123R in 2007 when the Company incorporates a share based incentive program.

Reclassifications

Certain 2005 and 2004 amounts have been reclassified to conform to the 2006 presentation.

2.	Acquisitions	Mexico

On June 23, 2005 the Company acquired a 100.0% interest in Centel, S.A. de C.V. (Centel), a distributor of IT products and peripherals located in Mexico. The acquisition price was $19,750, of which $14,000 was in paid in cash, $3,000 was in newly issued non-voting shares (2,182) of the Company’s common stock and $2,750 was in seller notes. As of December 31, 2005 Centel has been included into the accompanying consolidated balance sheet. For the twelve months ended December 31, 2005 Centel’s results of operations have been included in the consolidated statement of operations since June 23, 2005, the date of acquisition.

For the year ended December 31, 2006 Centel’s results of operations have been included in the

Intcomex, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands)

consolidated statement of operations. The following table shows the (unaudited) pro forma consolidated results of operations for the years ended December 31, 2005 and 2004, respectively. They have been prepared as if the acquisition of Centel, S.A. de C.V. had occurred at January 1, 2004. In connection with the acquisition, certain expenses, mainly executive salaries, building lease expenses and interest expense associated with the increased level of indebtedness related to the acquisition, have been included in the pro forma results. In addition, intercompany revenue has been eliminated.

	Year ended December 31,
	2005	2004
Revenue	$753,293	$621,189

Income before income taxes and minority interest	15,582	23,771

Net income	12,506	16,974

Net income per share – Basic	$122.39	$280.79

Net income per share - Diluted	$122.39	$280.79

Weighted average shares - Basic	102,182	60,452
Weighted average shares - Diluted	102,182	60,452

3.	Business and Credit Concentrations	The Company principally sells products to a large base of resellers throughout Latin America and to agents in the United States for export to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No one customer accounts for more than 10.0% of sales. The Company provides trade credit to its customers in the normal course of business. The collection of a substantial portion of the Company’s receivables is susceptible to changes in Latin American economies and political climates. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting the industry. The financial condition of its customers and the related allowance for doubtful accounts is continually reviewed by management.

Intcomex, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands)

Prior to extending credit, a customer’s financial history is analyzed and, if appropriate, forms of personal guarantees are obtained. SBA uses credit insurance and makes provisions for estimated credit losses. The insurance contract is with EULER American Credit Indemnity Company. The current policy expires July 31, 2007. This credit insurance policy covers trade sales to non-affiliated buyers. The policy’s aggregate limit is $20,000 with a total deductible of $500. In addition, 10.0% to 20.0% buyer coinsurance provisions apply, as well as sub-limits in coverage on a per-buyer and on a per-country basis.

In some countries there are risks of continuing periodic devaluations of local currencies. In these countries, no hedging mechanism exists. The Company’s risks in these countries are that such devaluations could cause economic loss and negatively impact future sales since its product costs would increase in local terms after such devaluations.

The Company currently purchases from various suppliers located in the United States and the Far East. Sales of products purchased from two vendors each representing 14.8% and 11.3%, 14.8% and 13.1% and 14.0% and 11.5% of the Company’s revenue for the year ended December 31, 2006, 2005 and 2004, respectively.

4.	Property and Equipment	Property and equipment consisted of the following at December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005
Land	$374	$222
Building and leasehold improvements	5,517	4,754
Office furniture, vehicles and equipment	7,494	6,656
Warehouse equipment	1,277	780
Software	2,833	1,287

	17,495	13,699
Less accumulated depreciation and amortization	(6,476)	(5,462)

	$11,019	$8,237

Intcomex, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands)

Property and equipment included approximately $1,569 and $1,314 of capitalized leases at December 31, 2006 and 2005, respectively.

5.	Goodwill and Intangible Assets	Goodwill The change in the Company’s goodwill balance as of December 31, 2006 reflects the following transactions:

Balance as of December 31, 2003	$21,253

Purchase of minority interests in Costa Rica, Ecuador and Jamaica	3,992
Balance as of December 31, 2004	$25,245

Centel – acquisition	8,809
Intcomex Colombia – acquisition of minority interest	175
Other – Jamaica acquisition of minority interest fees	28
Balance as of December 31, 2005	$34,257

Balance as of December 31, 2006	$34,257

Intcomex, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands)

Identifiable Intangible Assets The identifiable intangible assets balance consists of the following amounts:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life
As of December 31, 2006
Customer relationships	$3,630	$(575)	$3,055	10.0
Tradenames	1,080	(599)	481	3.5
Non-compete agreements	730	(385)	345	3.0

Sub-total	$5,440	$(1,559)	$3,881
Patents - Uruguay	5	(3)	2

Total	$5,445	$(1,562)	$3,883

As of December 31, 2005
Customer relationships	$3,630	$(212)	$3,418	10.0
Tradenames	1,080	(220)	860	3.5
Non-compete agreements	730	(142)	588	3.0

Total	$5,440	$(574)	$4,866

As of December 31, 2006, expected future identifiable intangible asset amortization is as follows:

Fiscal Years:
2007	$827
2008	573
2009	471
2010	408
2011	363
Thereafter	1,241

$3,883

Intcomex, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands)

6.	Lines of Credit	Outstanding lines of credit as of December 31, 2006 and 2005 consisted of the following:

	December 31, 2006	December 31, 2005
SBA – Miami	$16,617	$1,084
TGM S.A. (Uruguay)	628	100
Intcomex Peru S.A.C	260	835
Intcomex Colombia LTDA	76	53
Intcomex Chile S.A.	72	2,891
Intcomex de Guatemala S.A.	—	450

Total lines of credit	$17,653	$5,413

Miami

On August 25, 2005, Software Brokers of America, Inc. (“SBA”) entered into a new $25,000 revolving credit facility with Comerica Bank. The interest rate on the facility is Prime less 0.75% (effectively 7.50% at December 31, 2006) or Eurodollar plus 1.9% and has a maturity date of August 25, 2008. The facility is collateralized with 100.0% of the accounts receivable, inventory and other assets of SBA. Amounts borrowed under the revolver may be repaid and re-borrowed at anytime during the term of the agreement with the bank. Borrowing capacity is established monthly based on certain parameters established by the agreement.

Advances under the line of credit are provided based on 85.0% of eligible domestic accounts receivables and 67.5% of eligible foreign accounts receivable plus 60.0% of eligible domestic inventory less any credit facility reserves.

The above credit facility contains certain financial and non-financial covenants, including but not limited to, maintenance of a minimum level of tangible effective net worth, as defined and annual limitations on capital expenditures.

Intcomex, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands)

At December 31, 2006, the Company was in compliance with its tangible effective net worth and capital expenditure financial covenants. However, in September 2006 the Company was in default under its credit agreement with Comerica Bank due to the payments made by SBA to the Company on the intercompany loan that was restricted under the subordination agreement to the credit agreement. The Company asked for and on November 2, 2006 obtained certain waivers and amendments to the credit agreement and the subordination agreement from Comerica Bank. The amendments to the credit and subordination agreements allow SBA to make these payments to the Company for the remaining $22,608. In addition, the Company must maintain a minimum level of tangible effective net worth of at least $37.0 million (which minimum level shall decline from the end of the fourth fiscal quarter of 2006 to the end of the third fiscal quarter of 2007 to $25.0 million and remain at $25.0 million thereafter).

As of December 31, 2006 and 2005 the total amounts outstanding under the Comerica credit facility were $10,862 and $1,084, respectively. Amounts available, based on collateral limitations, were $11,938 and $23,916, respectively. Included in the balance at December 31, 2006 and 2005 were $5,755 and $1,084, respectively, of outstanding checks issued in excess of bank balances.

Uruguay

TGM S.A. (Intcomex Uruguay) has two lines of credit with local financial institutions totaling $900. The lines are collateralized with a guarantee from Intcomex Holdings, LLC. As of December 31, 2006 and 2005 the outstanding balances were $628 and $100, respectively. Amounts available, based upon collateral limitations, were $272 and for $800, respectively. Both lines expire on April 30, 2007. The lines carry an interest rate of 7.0%.

Intcomex, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands)

Peru

Intcomex Peru S.A.C. has three lines of credit with two financial institutions totaling $1,030. The lines are secured with a guarantee from Intcomex Holdings, LLC. As of December 31, 2006 and December 31, 2005 the outstanding balance was $260 and $556, respectively. In addition, $279 in discounted invoices were outstanding with the banks at December 31, 2005. The interest rates range between 5.0% and 10.0%.

Colombia

Intcomex Colombia has an unsecured revolving line of credit with a local financial institution for cash overdrafts. As of December 31, 2006 and 2005, Intcomex Colombia had outstanding balances of $76 and $53, respectively. The lines carry an interest rate of 24.0%.

Chile

Intcomex, S.A. - Chile has an unsecured 30 day revolving line of credit with Banco BBVA totaling $72 and $2,891 as of December 31, 2006 and 2005, respectively. Included in the outstanding balance was $186 of outstanding checks issued in excess of bank balances at December 31, 2005. The line carries an interest rate of 4.3% and matures on May 1, 2007.

Guatemala

Intcomex de Guatemala, S.A. has one unsecured credit line totaling $1,500 which is used to provide financing to certain qualifying third party customers. As of December 31, 2006 Intcomex de Guatemala, S.A. had no outstanding balance. A balance of $450 was outstanding as of December 31, 2005. The line of credit was renewed for $2,000 in 2007 and expires on January 14, 2008. This line carried an interest rate of 6.0% and the renewed rate is 7.0%.

Intcomex, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands)

7.	Notes Payable and Long-Term Debt	Long-term debt consisted of the following:

	December 31, 2006	December 31, 2005

On August 25, 2005 Intcomex, Inc. completed a high-yield note offering for $120,000 less an original issuance discount of $1,132 with an interest rate of 11.75% (effective rate of 12.0%) due January 15, 2011. Per the covenants, the Company is required to either redeem or repurchase $5,000 of notes each August beginning in 2007 through 2009. The facility is collateralized with a second priority lien on essentially all assets of Software Brokers of America, Inc. and 100.0% of the capital stock of certain domestic subsidiaries and 65.0% of the capital stock of all the foreign restricted subsidiaries.

	$119,151	$118,942

Intcomex Chile S.A. has lease contracts collateralized by land and building improvements located in Chile. These leasing contracts expire at various dates through 2007. The leases have an interest rate of 10.0%.	150	240

Intcomex Peru, S.A.C. purchased a warehouse building in April 2006 and financed the purchase with a five year note that carries an interest rate of 8.25% and matures in April 2011. The note is collateralized with a mortgage on the building.	353	—

Other, including various capital leases	555	446

Total long-term debt	$120,209	$119,628
Less current portion	5,376	282

Long-term debt	$114,833	$119,346

Intcomex, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands)

Annual maturities of long-term debt from December 31, 2006 are as follows:

2007	$5,376
2008	5,489
2009	5,080
2010	80
2011 and thereafter	104,184

$120,209

In connection with the $120,000 high-yield notes offering, the board of directors declared and approved the payment of a $20,000 dividend to shareholders of record on August 25, 2005.

8.	Income Taxes	Income tax provision for the years ended December 31, 2006, 2005 and 2004 consist of the following:

	2006	2005	2004
Current (benefit) expense
Federal and State	$(129)	$(828)	$2,967
Foreign	6,478	4,533	2,772

Total current expense	6,349	3,705	5,739

Deferred (benefit) expense
Federal and State	(733)	(512)	220
Foreign	(722)	(438)	458

Total deferred (benefit) expense	(1,455)	(950)	678

	$4,894	$2,755	$6,417

Intcomex, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands)

A reconciliation of the statutory federal income tax rate and effective rate as a percentage of pre-tax income was as follows:

	2006 Amount	%	2005 Amount	%	2004 Amount	%
U. S.	$(2,438)		$(2,589)		$7,101
Foreign	20,395		17,407		15,799

Income before provision for income taxes	$17,957		$14,818		$22,900

Tax at statutory rate	$6,105	34	$5,038	34	$7,786	34
State income taxes, net of federal income tax benefit	(137)	(1)	(138)	(1)	415	2
Effect of tax rates on non-U.S. operations	(1,043)	(6)	(2,233)	(15)	(1,784)	(8)
Change in valuation allowance	(31)	—	88	1	—	—

Effective tax rate	$4,894	27	$2,755	19	$6,417	28

The Company’s deferred tax assets (liabilities) were attributable to the following:

	December 31, 2006	December 31, 2005
Deferred tax assets:
Current:
Allowance for doubtful accounts	$510	$558
Inventory	621	545
Accrued expense	231	145
Tax goodwill	247	247

Current	1,609	1,495

Non-current:
Tax goodwill	1,358	1,605
Net operating loss	1,391	412
Other – prepaid foreign Taxes	315	326
Valuation allowance	(543)	(512)

Non-current	2,521	1,831

Total deferred tax assets	$4,130	$3,326

Deferred tax liabilities:
Current:
Leasehold Improvements	$(27)	$—
Inventories	(415)	(404)

Current	(442)	(404)

Non-current:
Fixed assets	(356)	(235)
Amortizable Intangibles	(1,164)	(1,460)
Inventories	(1,328)	(1,840)

Non-current	(2,848)	(3,535)

Total deferred tax liabilities	(3,290)	(3,939)

Net deferred tax asset (liability)	$840	$(613)

Intcomex, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands)

The Company’s subsidiary Software Brokers of America, Inc. (SBA) recorded tax goodwill of approximately $9,800 in July 1998, which is being amortized for tax purposes over 15 years. As of December 31, 2006 the remaining balance of the tax goodwill was $4,265. At December 31, 2004 there was a $600 valuation allowance against such deferred tax asset that was reversed in 2005 as management determined that future projected taxable income will be sufficient to realize the deferred tax asset. SBA established a deferred tax asset of $262 for foreign withholding taxes paid in El Salvador during 2005. Management established a $262 valuation allowance against this asset pending further tax planning efforts to realize its full benefit.

Intcomex Colombia has a $274 deferred tax asset related to a net operating loss (NOL) carry forward. Management established a $250 valuation allowance against this deferred tax asset pending Intcomex Colombia’s further growth in taxable income. Colombia allows for an 8 year carry forward on net operating losses and expires through 2013.

The Company has State of Florida and U.S. net operating losses resulting in a deferred tax asset of $1,117, which expires in 2026. No valuation allowance has been recorded against this NOL as management believes it will fully realize the NOL.

Intcomex, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands)

9.	Commitments and Contingencies

Litigation

In the normal course of business, the Company is subject to litigation. In the opinion of management, the ultimate resolution of these litigations will not have a material adverse effect on the consolidated financial statements.

Leases

The Company leases office, warehouse facilities, and warehouse equipment expiring through 2011. In May 2006, the Company entered into a new 10 year lease for 221,021 square feet of office and warehouse space in Miami, Florida. The commencement date of the lease is May 1, 2007 with a base rent expense of approximately $146 and an annual 3.0% escalation clause. A summary of future minimum lease payments as of December 31, 2006 are as follows:

2007	$4,366
2008	3,927
2009	3,848
2010	3,617
2011 and thereafter	15,072

$30,830

For the years ended December 31, 2006, 2005 and 2004 rent expense was $3,337, $2,837 and $2,289, respectively.

Intcomex, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands)

10.	Related Party Transactions

Due from related parties

The Company sells merchandise to and purchases internet access from IFX Corporation, whose Chairman is both a shareholder of the Company and of IFX Corporation. The total amount paid to IFX for internet access services for the years ended December 31, 2006, 2005 and 2004 was $353, $232 and $73, respectively. The Company sold $67, $118 and $409 worth of merchandise to IFX in 2006, 2005 and 2004, respectively. The trade receivables of IFX Corporation are guaranteed by a former shareholder of the Company. The outstanding receivable balance as of December 31, 2006 and 2005 was $1,158 and $1,403, respectively.

Leases

The Company leases warehouse and office space in Mexico City, Mexico from two shareholders for approximately $23 per month. The lease has a 10 year term expiring January 1, 2015 and has an increase provision based upon the official inflation rate in Mexico (INPC).

11.	Segments

The Company operates in a single industry segment, that being a distributor of IT products. The Company’s operating segments are based on geographic location. Geographic areas in which the Company operated during the years ended December 31, 2006, 2005 and 2004 include United States (sales generated and invoiced from Miami operation) and In-country (sales generated and invoiced by all of the Latin American subsidiaries). All the Latin American subsidiaries have been aggregated as one segment due to similar products, services and economic characteristics.

Inter-segment revenue primarily represents intercompany revenue between United States and In-country operations at established prices between the related companies and are eliminated in consolidation.

The measure for segment profit is operating income.

Intcomex, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands)

Financial information by geographic segments is as follows:

	Years Ended December 31,
	2006	2005	2004
Revenue
Miami
Revenue to unaffiliated customers (1)	$266,790	$246,573	$200,881
Intersegment	267,125	220,583	171,800

Total Miami	533,915	467,156	372,681
In-country	622,989	469,867	353,464
Eliminations of Intersegment revenue	(267,125)	(220,583)	(171,800)

Total revenue	$889,779	$716,440	$554,345

Operating Income
Miami	$13,030	$13,706	$9,790
In-country	21,547	16,654	15,204

Total Operating Income	$34,577	$30,360	$24,994

As of December 31,	2006	2005
Total Assets
Miami	$142,068	$120,987
In-country	150,507	127,324

Total Assets	$292,575	$248,311

Total Property & Equipment
Miami	$3,348	$1,645
In-country	7,671	6,592

Total Property & Equipment	$11,019	$8,237

Total Goodwill
Miami	$21,253	$21,253
In-country	13,004	13,004

Total Goodwill	$34,257	$34,257

(1)	For purpose of geographic disclosures, revenue is attributable to the country in which the Company’s individual business resides.

Intcomex, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands)

12.	Subsequent Events

On February 27, 2007 the Company’s Board of Directors approved a 2007 Founders’ Grant Stock Option Plan for a limited group of management employees and directors of the board. The plan is a one-time grant with a three year vesting period and a ten year exercise period. The Company does not expect the incremental expense associated with this grant to have a material impact to its results of operation.

13.	Guarantor Condensed Consolidating Financial Statements

Pursuant to Rule 3-10(f) of Regulation S-X, the Parent company has prepared condensed consolidating financial information as of December 31, 2006 and 2005, respectively, for the parent company, the subsidiaries that are guarantors of the Company’s obligations under the 11 3/4% Second Priority Senior Secured Notes due 2011 on a combined basis and the non-guaranteeing subsidiaries on a combined basis.

All guarantor subsidiaries are 100.0% owned subsidiaries of the Company and all guarantees are full and unconditional.

Software Brokers of America, Inc., as a guarantor of the 11 3/4% Second Priority Senior Secured Notes due 2011, has certain limitations on paying dividends to the Parent company under its $25.0 million credit facility with Comerica Bank. Software Brokers of America, Inc. must maintain a senior debt to tangible effective net worth ratio of not more than 2.5 to 1.0 and tangible effective net worth, (as defined and amended on November 2, 2006) of at least $37.0 million (which minimum level shall decline from the end of the third fiscal quarter of 2006 to the end of the third fiscal quarter of 2007 to $25.0 million and remain at $25.0 million thereafter).

Intcomex, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands)

The indenture governing the notes and the security documents provide that, in the event that Rule 3-16 of Regulation S-X under the Securities Act (or any successor regulation) requires the filing with the SEC of separate financial statements of any of the Company’s subsidiaries the capital stock of which is pledged as collateral securing the notes, the portion (or, if necessary, all) of such capital stock necessary to eliminate such filing requirement will automatically be deemed released and not to have been part of the collateral securing the notes.

The Rule 3-16 requirement to file with the SEC separate financial statements of a subsidiary is triggered if the aggregate principal amount, par value, or book value of the capital stock as carried by the registrant, or the market value of such capital stock, whichever is greatest, equals 20 percent or more of the principal amount of the notes. These values are calculated by using a discounted cash flow model that combines the unlevered free cash flows from our annual five-year business plan plus a terminal value based upon the final year EBITDA of that business plan which is then multiplied by a multiple based upon comparable companies’ implied multiples, validated by third-party experts, to arrive at an enterprise value. Existing debt, net of cash on hand, is then subtracted to arrive at estimated market value.

Intcomex, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands)

Balance Sheet as of December 31, 2006

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. [CONSOLIDATED]
Current Assets
Cash & Equivalents	$2	$131	$20,349	$—	$20,482
Certificates of Deposit	—	—	92	—	92
Accounts receivable, net	—	73,494	61,586	(45,790)	89,290
Inventories	—	29,223	66,348	(1,161)	94,410
Other	62,593	27,756	28,247	(88,512)	30,084

Total Current Assets	62,595	130,604	176,622	(135,463)	234,358

Property, plant and equipment, less accumulated depreciation	1,139	2,209	7,671	—	11,019

Long Term Assets
Investments in Subsidiaries	94,665	130,852	—	(225,517)	—
Goodwill	—	21,253	13,004	—	34,257
Other	6,039	1,158	5,743	1	12,941

Total long term assets	100,704	153,263	18,747	(225,516)	47,198

Total Assets	$164,438	$286,076	$203,040	$(360,979)	$292,575

Liabilities and Shareholders’ Equity
Current liabilities	11,931	149,680	108,642	(134,117)	136,136
Long Term Debt, net of current portion	114,151	359	323	—	114,833
Deferred Tax Liability - Long Term	19	221	2,608	—	2,848
Other Long Term Liabilities	—	—	421	—	421

Total Liabilities	126,101	150,260	111,994	(134,117)	254,238

Stockholders Equity
Common Stock	1	3	1,155	(1,158)	1
Treasury Stock	—	(3,286)	(16,587)	19,873	—
Additional Paid in capital	17,597	4,966	24,347	(29,313)	17,597
Retained Earnings	20,717	134,111	86,558	(220,669)	20,717
Dividend & Deemed Dividend Tax	—	—	(4,885)	4,885	—
Accumulated Other Comprehensive income	22	22	458	(480)	22

Total Stockholders Equity	38,337	135,816	91,046	(226,862)	38,337

Total Liabilities & Stockholders Equity	$164,438	$286,076	$203,040	$(360,979)	$292,575

Intcomex, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands)

Statement of Operations for the Year Ended 2006

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. [CONSOLIDATED]
Revenue	$—	$533,915	$622,989	$(267,125)	$889,779

Cost of revenue	—	501,393	562,990	(266,718)	797,665

Gross profit	—	32,522	59,999	(407)	92,114

Operating expenses	2,702	16,790	38,045	—	57,537

Operating income (loss)	(2,702)	15,732	21,954	(407)	34,577

Other (Income) & Expense
Interest expense, net	15,364	117	(124)	—	15,357
Other	(24,355)	(24,774)	1,276	49,116	1,263

Total Other (Income) Expense	(8,991)	(24,657)	1,152	49,116	16,620

Income (loss) from continuing operations before income taxes	6,289	40,389	20,802	(49,523)	17,957
Provision for income taxes	(6,774)	5,943	5,725	—	4,894

Net Income (Loss)	$13,063	$34,446	$15,077	$(49,523)	$13,063

Statement of Cash Flows for the Year Ended 2006
	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. [CONSOLIDATED]
Cash flows from operating activities	$1,083	$(15,782)	$14,807	$—	$108

Cash flows from investing activities
Additions to plant and equipment	(1,115)	(1,006)	(2,703)	—	(4,824)
Other	—	16	(100)	—	(84)

Cash used in investing activites	(1,115)	(990)	(2,803)	—	(4,908)

Cash flows from financing activities
Net borrowings (repayments)	—	16,618	(4,378)	—	12,240
Borrowings of notes payable	—	196	175	—	371
Other	—	—	—	—	—

Cash flows from financing activities	—	16,814	(4,203)	—	12,611

Effects of exchange rate changes on cash	—	—	(293)	—	(293)

	(32)	42	7,508	—	7,518
Cash and cash equivalents, beginning of period	34	89	12,841	—	12,964

Cash and cash equivalents, end of period	$2	$131	$20,349	$—	$20,482

Intcomex, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands)

Balance Sheet as of December 31, 2005

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. [CONSOLIDATED]
Current Assets
Cash & Equivalents	$34	$89	$12,841	$—	$12,964
Certificates of Deposit	—	—	31	—	31
Accounts receivable, net	—	59,446	45,061	(32,918)	71,589
Inventories	—	28,224	49,717	(903)	77,038
Other	73,626	57,871	27,445	(128,141)	30,801

Total Current Assets	73,660	145,630	135,095	(161,962)	192,423

Property, plant and equipment, less accumulated depreciation	—	1,645	6,592	—	8,237

Long Term Assets
Investments in Subsidiaries	70,471	106,385	9,058	(185,914)	—
Goodwill	—	21,253	13,004	—	34,257
Other	5,274	1,415	6,705	—	13,394

Total long term assets	75,745	129,053	28,767	(185,914)	47,651

Total Assets	$149,405	$276,328	$170,454	$(347,876)	$248,311

Liabilities and Shareholders’ Equity
Current liabilities	4,897	174,401	81,250	(160,971)	99,577
Long Term Debt, net of current portion	118,941	215	190	—	119,346
Deferred Tax Liability - Long Term	—	130	3,406	(1)	3,535
Other Long Term Liabilities	—	—	287	(1)	286

Total Liabilities	123,838	174,746	85,133	(160,973)	222,744

Stockholders Equity
Common Stock	1	3	5,378	(5,381)	1
Treasury Stock	—	(3,286)	(16,587)	19,873	—
Additional Paid in capital	17,597	4,966	20,584	(25,550)	17,597
Retained Earnings	7,654	99,583	75,194	(174,777)	7,654
Accumulated Other Comprehensive income	315	316	752	(1,068)	315

Total Stockholders Equity	25,567	101,582	85,321	(186,903)	25,567

Total Liabilities & Stockholders Equity	$149,405	$276,328	$170,454	$(347,876)	$248,311

Intcomex, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands)

Statement of Operations for the Year Ended 2005

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. [CONSOLIDATED]
Revenue	$—	$466,769	$470,254	$(220,583)	$716,440

Cost of revenue	—	438,069	425,102	(220,434)	642,737

Gross profit	—	28,700	45,152	(149)	73,703

Operating expenses	2	15,569	27,772	—	43,343

Operating income (loss)	(2)	13,131	17,380	(149)	30,360

Other (Income) & Expense
Interest expense, net	9,649	6,645	55	—	16,349
Other	(17,902)	22	(850)	17,923	(807)

Total Other (Income) Expense	(8,253)	6,667	(795)	17,923	15,542

Income (loss) from continuing operations before income taxes	8,251	6,464	18,175	(18,072)	14,818
Provision for income taxes	(3,812)	2,300	4,267	—	2,755

Net Income (Loss)	$12,063	$4,164	$13,908	$(18,072)	$12,063

Statement of Cash Flows for the Year Ended 2005

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. [CONSOLIDATED]
Cash flows from operating activities	$(75,407)	$58,252	$6,421	$—	$(10,734)

Cash flows from investing activities
Additions to plant and equipment	—	(1,488)	(1,386)	—	(2,874)
Other	—	(11,839)	662	—	(11,177)

Cash used in investing activities	—	(13,327)	(724)	—	(14,051)

Cash flows from financing activities
Net borrowings (repayments)	—	(5,820)	1,462	—	(4,358)
Issuance of senior notes	108,962	15,000	—	—	123,962
(Payments) of notes payable	(10,094)	(54,273)	(1,278)	—	(65,645)
Debt issuance costs	(3,427)	—	—	—	(3,427)
Dividends	(20,000)	—	—	—	(20,000)

Cash flows from financing activities	75,441	(45,093)	184	—	30,532

Effects of exchange rate changes on cash	—	—	315	—	315

	34	(168)	6,196	—	6,062

Cash and cash equivalents, beginning of period	—	257	6,645	—	6,902

Cash and cash equivalents, end of period	$34	$89	$12,841	$—	$12,964

Intcomex, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands)

Statement of Operations for the Year Ended 2004

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. [CONSOLIDATED]
Revenue	$—	$372,682	$442,321	$(260,658)	$554,345

Cost of revenue	—	350,696	405,205	(260,365)	495,536

Gross profit	—	21,986	37,116	(293)	58,809

Operating expenses	3	12,196	22,001	(385)	33,815

Operating income (loss)	(3)	9,790	15,115	92	24,994

Other (Income) & Expense
Interest expnese, net	723	1,952	601	—	3,276
Other	(17,111)	(863)	(4,597)	21,389	(1,182)

Total Other (Income) Expense	(16,388)	1,089	(3,996)	21,389	2,094

Income (loss) from continuing operations	16,385	8,701	19,111	(21,297)	22,900
before income taxes
Provision for income taxes	216	2,971	3,230	—	6,417

Income (loss) from continuing operations before minority interest	16,169	5,730	15,881	(21,297)	16,483

(Reduction) for Minority Interest	—	—	—	(314)	(314)

Net Income (Loss)	$16,169	$5,730	$15,881	$(21,611)	$16,169

Statement of Cash Flows for the Year Ended 2004

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. [CONSOLIDATED]
Cash flows from operating activities	$38,267	$(40,516)	$(917)	$(522)	$(3,688)

Cash flows from investing activities
Additions to plant and equipment	—	(291)	(1,205)	—	(1,496)
Other	—	276	(2,095)	—	(1,819)

Cash used in investing activites	—	(15)	(3,300)	—	(3,315)

Cash flows from financing activities
Net borrowings (repayments)	—	(621)	864	—	243
Issuance of senior notes	—	40,000	1,057	—	41,057
(Payments) of notes payable	—	(572)	(1,010)	—	(1,582)
Proceeds from issuance of common stock	17,687	—	—	—	17,687
Dividends	—	(522)	—	522	—
Distributions to shareholders	(55,954)	—	—	—	(55,954)

Cash flows from financing activities	(38,267)	38,285	911	522	1,451

Effects of exchange rate changes on cash	—	—	—	—	—

	—	(2,246)	(3,306)	—	(5,552)

Cash and cash equivalents, beginning of period	—	2,503	9,951	—	12,454

Cash and cash equivalents, end of period	$—	$257	$6,645	$—	$6,902

EXHIBIT INDEX

Exhibit No.	Exhibit

10.8	2007 Founders’ Grant Stock Option Plan

12.1	Calculation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Registrant

31.1	Certification of Chief Executive Officer, required by Section 302(b) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, required by Section 302(b) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.