Form 10-Q
period 2007-03-31
Intcomex, Inc.
filed 2007-05-15
CIK 1359425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-134090

Intcomex, Inc.

(Exact name of registrant as specified in its charter)

Delaware	65-0893400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3505 NW 107th Ave.

Miami, FL 33178

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

As of May 15, 2007, there were 100,000 shares of Common Stock, par value $0.01 per share and 2,182 shares of Class B non-voting Common Stock, par value $0.01 per share.

INTCOMEX, INC.

Part I. Financial Information

Item 1.	Financial Statements

Intcomex, Inc.

Condensed Consolidated Balance Sheets

(Dollars in 000s, except share data)

As of March 31, 2007 and December 31, 2006	2007	2006
	(Unaudited)
Assets

Current Assets

Cash and cash equivalents	$16,672	$20,574
Trade accounts receivable, net of allowance for doubtful accounts of $4,304 and $4,065	105,540	89,290
Inventories	97,723	94,410
Prepaid expenses and other	29,754	30,084

Total Current Assets	249,689	234,358

Property and equipment, net	13,209	11,019
Goodwill, net	34,257	34,257
Identifiable intangible assets, net	3,637	3,883
Other assets	8,974	9,058

Total Assets	$309,766	$292,575

Liabilities and Shareholders’ Equity

Current Liabilities

Lines of credit	$8,649	$17,653
Current maturities of long-term debt	5,488	5,376
Accounts payable	121,825	95,972
Accrued expenses and other	13,331	17,135

Total Current Liabilities	149,293	136,136

Long-term debt, net of current portion	115,231	114,833
Other long-term liabilities	3,688	3,269

Total Liabilities	268,212	254,238

Commitments and Contingencies

Shareholders’ Equity

Common stock voting $0.01 par value, 140,000 shares authorized, 100,000 shares issued and outstanding	1	1
Common stock non-voting $0.01 par value, 10,000 shares authorized, 2,182 shares issued and outstanding	—	—
Additional paid in capital	17,597	17,597
Retained earnings	24,197	20,717
Accumulated other comprehensive (loss) income	(241)	22

Total Shareholders’ Equity	41,554	38,337

Total Liabilities and Shareholders’ Equity	$309,766	$292,575

See accompanying notes to these condensed consolidated financial statements.

Intcomex, Inc.

Condensed Consolidated Statements of Operations

(Dollars in 000s, except share data)

(Unaudited)

Three months ended March 31, 2007 and 2006	2007	2006
Revenue	$243,777	$213,568

Cost of revenue	219,042	190,649

Gross Profit	24,735	22,919

Operating Expenses
Selling, General and Administrative	14,639	13,025
Depreciation and Amortization	816	625

Total Operating Expenses	15,455	13,650

Operating Income	9,280	9,269

Other Expense (Income)
Interest Expense	4,181	3,995
Interest Income	(135)	(364)
Other Expense	16	(13)
Foreign Exchange Loss	408	985

Total Other Expense	4,470	4,603

Income Before Provision for Income Taxes	4,810	4,666

Provision for Income Taxes	1,330	1,450

Net Income	$3,480	$3,216

Earnings per share of common stock
Basic	$34.06	$31.47
Diluted	$34.06	$31.47

Weighted average number of shares used in per share calculation
Basic	102,182	102,182
Diluted	102,182	102,182

See accompanying notes to these condensed consolidated financial statements.

Intcomex, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in 000s)

(Unaudited)

Three months ended March 31, 2007 and 2006	2007	2006
Cash flows from operating activities

Net income	$3,480	$3,216

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	570	379
Amortization of intangibles	246	246
Amortization of deferred loan costs	328	335
Bad debt expense	409	322
Inventory obsolesence expense	293	189
Deferred tax (benefit)	(400)	(290)
Loss on sale of property and equipment, net	22	—

Change in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivables	(16,488)	(9,901)
Inventories	(3,606)	(9,334)
Prepaid expenses and other assets	149	707
Increase (decrease) in:
Accounts payable	25,853	11,869
Accrued expenses and other	(3,261)	(1,264)

Net cash provided by (used in) operating activities	7,595	(3,526)

Cash flows from investing activities

Additions to property and equipment	(2,835)	(911)
Proceeds from disposition of assets	53	1
Notes receivables and other	95	45

Net cash used in investing activities	(2,687)	(865)

Cash flows from financing activities

Borrowings (Payments) under line of credit, net	(9,004)	1,856
Borrowings of notes payable	587	377
Payments of notes payable	(130)	—

Net cash (used in) provided by financing activities	(8,547)	2,233

Effect of foreign currency exchange rates	(263)	(379)

Net decrease in cash	(3,902)	(2,537)

Cash and cash equivalents, beginning of period	20,574	12,970

Cash and cash equivalents, end of period	$16,672	$10,433

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

The condensed consolidated financial statements include the accounts of Intcomex and its subsidiaries (collectively referred to herein as the “Company”). These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state the financial position of the Company as of March 31, 2007, and its results of operations for the three months ended March 31, 2007 and 2006, respectively, and its statement of cash flows for the three months ended March 31, 2007 and 2006, respectively. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financials statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. The results of operations for the three months ended March 31, 2007 may not be indicative of the results of operations that can be expected for the full year.

Reclassifications

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

Note 2. Comprehensive Income

Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components in the Company’s consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and is comprised of net income and other comprehensive income (loss). For the three months ended March 31, 2007 and 2006, respectively, comprehensive income is presented below:

INTCOMEX, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s)

	2007	2006
Net income	$3,480	$3,216
Changes in foreign currency translation adjustments	(263)	(379)

Comprehensive income	$3,217	$2,837

Note 3. Property and Equipment

Property and equipment consisted of the following as of March 31, 2007 and December 31, 2006:

	2007	2006
Land	$387	$374
Building and leasehold improvements	6,312	5,517
Office furniture, vehicles and equipment	7,952	7,494
Warehouse equipment	2,022	1,277
Software	3,538	2,833

	20,211	17,495
Less accumulated depreciation and amortization	(7,002)	(6,476)

	$13,209	$11,019

Note 4. Intangible Assets

The identifiable intangible assets balance consists of the following amounts:

As of March 31, 2007	Gross carrying Amount	Accumulated Amortization	Net carrying Amount	Useful Life
Customer relationships	$3,630	$(666)	$2,964	10.0
Trade names	1,080	(693)	387	3.5
Non-compete agreements	730	(446)	284	3.0

Sub-total	$5,440	$(1,805)	$3,635
Patents – Uruguay	5	(3)	2

Total	$5,445	$(1,808)	$3,637

INTCOMEX, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s)

As of December 31, 2006	Gross carrying Amount	Accumulated Amortization	Net carrying Amount	Useful Life
Customer relationships	$3,630	$(575)	$3,055	10.0
Tradenames	1,080	(599)	481	3.5
Non-compete agreements	730	(385)	345	3.0

Sub-total	$5,440	$(1,559)	$3,881
Patents – Uruguay	5	(3)	2

Total	$5,445	$(1,562)	$3,883

Note 5. Lines of Credit and Long-term debt

Lines of credit as of March 31, 2007 and December 31, 2006 consisted of the following:

	2007	2006
SBA – Miami	$6,799	$16,617
T.G.M., S.A. (Uruguay)	1,087	628
Computación Monrenca Panama, S.A.	502	—
Intcomex de Ecuador, S.A.	197	—
Intcomex Colombia LTDA	36	76
Intcomex, S.A. (Chile)	28	72
Intcomex Peru, S.A.C.	—	260

Total lines of credit	$8,649	$17,653

As of March 31, 2007, the Company’s subsidiary, Software Brokers of America, Inc. (“SBA”), was in default on its capital expenditure covenant under its revolving credit facility with Comerica Bank. On May 14, 2007 SBA requested and received a waiver from Comerica Bank on the covenant default and an amendment to the Credit Agreement increasing the facility to $27.5 million from $25.0 million and raising the 2007 capital expenditure limit to $2.5 million from $1.0 million.

The Company’s long-term debt as of March 31, 2007 and December 31, 2006 consists of the following:

	2007	2006
Intcomex, Inc 11 3/4 Second Priority Secured Notes due 2011	$119,674	$119,151
Intcomex Peru, S.A.C. collaterialized notes	700	353
Intcomex Chile, S.A. lease contracts	126	150
Other, including various capital leases	219	555

Total long-term debt	120,719	120,209
Current maturities of long-term debt	(5,488)	(5,376)

Total long-term debt	$115,231	$114,833

INTCOMEX, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s)

On August 25, 2005 the Company completed a $120.0 million high yield debt offering. The notes are a second priority senior secured obligation of the Company and are due January 15, 2011. The notes are collateralized on a second priority basis with 100.0% of the common shares of Intcomex, Inc., Intcomex Holdings, L.L.C. and Intcomex Holdings SPC-I, L.L.C. and 65.0% of the shares of IXLA Holdings, LTD plus the assets of SBA.

Concurrent with the high yield debt offering, SBA entered into a new $25.0 million three year revolving credit facility with Comerica Bank. Borrowings against the facility will be at prime less 75 basis points and are collateralized with all the assets of SBA. On November 2, 2006 the Company asked for and obtained certain waivers and amendments to the credit agreement and the subordination agreement from Comerica Bank. The amendments to the credit and subordination agreements allow SBA to make these payments to the Company for the remaining $22,608. In addition, the Company must maintain a minimum level of tangible effective net worth of at least $30.0 million (which minimum level shall decline from the end of the third fiscal quarter of 2006 to the end of the third fiscal quarter of 2007 to $25.0 million and remain at $25.0 million thereafter).

On December 14, 2006 the Company completed the exchange of 100.0% of the outstanding principal of its Second Priority Senior Secured Notes due 2011 for SEC registered publicly tradable notes that have substantially identical terms and conditions as the initial Notes.

Note 6. Income Taxes

Income tax provision for the three months ended March 31, 2007 and 2006 consist of the following:

	2007	2006
Current expense (benefit)
Federal and State	$5	$(189)
Foreign	1,725	1,929

Total current expense	1,730	1,740
Deferred (benefit)
Federal and State	(181)	(23)
Foreign	(219)	(267)

Total deferred expense	(400)	(290)

	$1,330	$1,450

INTCOMEX, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s)

A reconciliation of the statutory federal income tax rate and effective rate as a percentage of pre-tax income was as follows:

	2007 Amount	%	2006 Amount	%
U.S.	$(458)		$(565)
Foreign	5,268		5,231

Income before provision for income taxes	$4,810		$4,666

Tax at statutory rate	$1,635	34	$1,587	34
State income taxes, net of federal income tax benefit	(26)	(1)	(29)	(1)
Effect of tax rates on non-U.S. operations	(273)	(6)	(108)	(2)
Change in valuation allowance	(6)	—	—	—

Effective tax rate	$1,330	27	$1,450	31

The Company’s deferred tax assets were attributable to the following:

	March 31, 2007	December 31, 2006
Deferred tax assets:
Current:
Allowance for doubtful accounts	$563	$510
Inventory	678	621
Accrued expense	277	231
Tax goodwill	247	247

Current	$1,765	$1,609

Non-current:
Tax goodwill	1,296	1,358
Net operating loss	1,532	1,391
Other – prepaid foreign taxes	363	315
Valuation allowance	(549)	(543)

Non-current	2,642	2,521

Total deferred tax assets	$4,407	$4,130

Deferred tax liabilities:
Current:
Leasehold improvements	(19)	(27)
Inventories	(341)	(415)

Current	$(360)	$(442)

Non-current:
Fixed assets	(410)	(356)
Amortizable intangibles	(1,091)	(1,164)
Inventories	(1,306)	(1,328)

Non-current	$(2,807)	$(2,848)

Total deferred tax liabilities	$(3,167)	$(3,290)

Net deferred tax asset	$1,240	$840

SBA recorded tax goodwill of approximately $9,800 in July 1998, which is being amortized for tax purposes over 15 years. As of March 31, 2007 the remaining balance of the tax goodwill was $4,101. At December 31, 2004 there was a $600 valuation allowance against such deferred tax asset that was reversed in 2005 as management determined that future projected taxable income will be

INTCOMEX, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s)

sufficient to realize the deferred tax asset. SBA established a deferred tax asset of $262 for foreign withholding taxes paid in El Salvador during 2005. Management established a $262 valuation allowance against this asset pending further tax planning efforts to realize its full benefit.

Intcomex Colombia has a $274 deferred tax asset related to a net operating loss (NOL) carry forward. Management established a $250 valuation allowance against this deferred tax asset pending Intcomex Colombia’s further growth in taxable income. Colombia allows for an 8 year carry forward on net operating losses and expires through 2013.

The Company has State of Florida and U.S. net operating losses resulting in a deferred tax asset of $1,213 which expires in 2026. No valuation allowance has been recorded against this NOL as management believes it will fully realize the NOL.

The Company conducts business globally and, as a result, one or more of its subsidiaries, files income and other tax returns in U.S. federal, state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in the countries in which it operates. Currently, the Company is under on going tax examinations in several countries. While such examinations are subject to inherent uncertainties, it is not currently anticipated that any such examination would have a material adverse impact on the Company’s consolidated financial statements.

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” in the first quarter of 2007. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”, and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In the ordinary course of business there is a inherent uncertainty in quantifying our income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based on management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recognized the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Company’s financial statements.

The Company performed a review of its tax positions taken in accordance with FIN 48 and concluded that there were no adjustments required to uncertain tax positions. As of the adoption date, the Company had no accrued interest expense or penalties related to the unrecognized tax benefits. Interest and penalties, if incurred, would be recognized as a component of income tax expense.

INTCOMEX, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s)

Note 7. Commitments and Contingencies

As part of its normal course of business, the Company is involved in certain claims, regulatory and tax matters. In the opinion of management, the final disposition of such matters will not have a material adverse impact on the Company’s results of operations and financial condition.

Note 8. Segment Information

The Company operates in a single industry segment, that being a distributor of information technology (“IT”) products. The Company’s operating segments are based on geographic location. Geographic areas in which the Company operated during the three months ended March 31, 2007 and 2006 and for the year ended December 31, 2006 include United States (sales generated and invoiced from Miami operation) and In-country (sales generated and invoiced by all of the Latin American subsidiaries). All the Latin American subsidiaries have been aggregated as one segment due to similar products, services and economic characteristics.

Inter-segment revenue primarily represents intercompany revenue between United States and In-country operations at established prices between the related companies and are eliminated in consolidation.

The measure for segment profit is operating income.

Financial information by geographic segments is as follows:

INTCOMEX, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s)

Three months ended March 31,	2007	2006
Net sales:
United States
Sales to unaffiliated customers	$74,951	$69,304
Inter-segments	68,442	70,652

Total	143,393	139,956
In-country	168,826	144,264
Eliminations of Inter-segments sales	(68,442)	(70,652)

Total	$243,777	$213,568

Operating income:
United States	$3,359	$3,221
In-country	5,921	6,048

Total	9,280	9,269

As of March 31, 2007 and December 31, 2006	2007	2006
Assets:
United States	$148,974	$142,068
In-country	160,792	150,507

Total	$309,766	$292,575

Property & equipment, net:
United States	$5,135	$3,348
In-country	8,074	7,671

Total	$13,209	$11,019

Goodwill:
United States	$21,253	$21,253
In-country	13,004	13,004

Total	$34,257	$34,257

Note 9. Guarantor Condensed Consolidating Financial Statements

Pursuant to Rule 3-10(f) of Regulation S-X, the Parent company has prepared condensed consolidating financial information as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 for the parent company, the subsidiaries that are guarantors of the Company’s obligations under the 11 3/4% Second Priority Senior Secured Notes due 2011 on a combined basis and the non-guaranteeing subsidiaries on a combined basis. All guarantor subsidiaries are 100.0% owned subsidiaries of the Company and all guarantees are full and unconditional. The condensed consolidating financial information is as follows:

INTCOMEX, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s)

Balance Sheets as of March 31, 2007

(Unaudited)

	Intcomex, Inc. (Parent)	Guarantors	Non - Guarantors	Eliminations	Intcomex, Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7	$423	$16,242	$—	$16,672
Trade accounts receivable, net	—	79,139	69,083	(42,682)	105,540
Inventories	—	27,508	71,664	(1,449)	97,723
Other current assets	55,645	28,749	26,572	(81,212)	29,754

Total current assets	55,652	135,819	183,561	(125,343)	249,689

Property, plant and equipment, net	1,709	3,426	8,074	—	13,209

Long-term assets:
Investments in subsidiaries	100,823	137,300	—	(238,123)	—
Goodwill, net	—	21,253	13,004	—	34,257
Other assets	5,927	1,128	5,556	—	12,611

Total	106,750	159,681	18,560	(238,123)	46,868

Total assets	$164,111	$298,926	$210,195	$(363,466)	$309,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$8,237	$152,980	$111,785	$(123,709)	$149,293
Long term debt, net of current maturities	114,281	331	619	—	115,231
Deferred tax liability – long term	39	251	2,517	—	2,807
Other long term liabilities	—	442	439	—	881

Total liabilities	122,557	154,004	115,360	(123,709)	268,212

Commitments and Contingencies

Shareholders’ equity
Common stock	1	3	1,155	(1,158)	1
Treasury stock	—	(3,286)	(16,587)	19,873	—
Additional paid-in capital	17,597	4,966	24,347	(29,313)	17,597
Accumulated retained earnings	24,197	143,480	90,610	(234,090)	24,197
Dividend & deemed dividend tax	—	—	(4,885)	4,885	—
Accumulated other comprehensive income	(241)	(241)	195	46	(241)

Total stockholders’ equity	41,554	144,922	94,835	(239,757)	41,554

Total liabilities and stockholders’ equity	$164,111	$298,926	$210,195	$(363,466)	$309,766

INTCOMEX, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s)

Statement of Operations for the Three Months ended March 31, 2007

(Unaudited)

	Intcomex, Inc. (Parent)	Guarantors	Non - Guarantors	Eliminations	Intcomex, Inc Consolidated
Revenue	$—	$143,393	$168,826	$(68,442)	$243,777

Cost of revenue	—	134,485	152,710	(68,153)	219,042

Gross profit	—	8,908	16,116	(289)	24,735

Operating expenses	821	4,439	10,195	—	15,455

Operating income (loss)	(821)	4,469	5,921	(289)	9,280

Other (income) expense
Interest expense, net	3,914	166	(34)	—	4,046
Other	(6,424)	(6,684)	397	13,135	424

Total other (income) expense	(2,510)	(6,518)	363	13,135	4,470

Income (loss) from continuing operations before income taxes	1,689	10,987	5,558	(13,424)	4,810

Provision for income taxes	(1,792)	1,617	1,505	—	1,330

Net income	$3,481	$9,370	$4,053	$(13,424)	$3,480

INTCOMEX, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s)

Statement of Operations for the Three Months ended March 31, 2006

(Unaudited)

	Intcomex, Inc. (Parent)	Guarantors	Non - Guarantors	Eliminations	Intcomex, Inc. Consolidated
Revenue	$—	$139,956	$144,264	$(70,652)	$213,568

Cost of revenue	—	131,511	129,854	(70,716)	190,649

Gross profit	—	8,445	14,410	64	22,919

Operating expenses	664	4,561	8,425	—	13,650

Operating income (loss)	(664)	3,884	5,985	64	9,269

Other (income) expense
Interest expense, net	3,831	(32)	(168)	—	3,631
Other	(6,009)	(924)	984	6,921	972

Total other expense	(2,178)	(956)	816	6,921	4,603

Income (loss) from continuing operations before income taxes	1,514	4,840	5,169	(6,857)	4,666

Provision for income taxes	(1,702)	1,490	1,662	—	1,450

Net income	$3,216	$3,350	$3,507	$(6,857)	$3,216

INTCOMEX, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s)

Statement of Cash Flows for the Three Months ended March 31, 2007

(Unaudited)

	Intcomex, Inc. (Parent)	Guarantors	Non - Guarantors	Eliminations	Intcomex, Inc. Consolidated
Cash flows (used in) provided by operating activities:	$660	$11,505	$(4,605)	$—	$7,560

Cash flows from investing activities:
Additions to plant and equipment	(654)	(1,365)	(816)	—	(2,835)
Proceeds from disposition of assets	—	—	53	—	53
Other	—	—	130	—	130

Cash used in investing activities	(654)	(1,365)	(633)	—	(2,652)
Cash flows from financing activities:
Borrowings (payments), net	—	(9,818)	814	—	(9,004)
Borrowings of notes payable, net	—	(30)	487	—	457

Cash flows (used by) provided in financing activities	—	(9,848)	1,301	—	(8,547)

Effects of exchange rate changes on cash	—	—	(263)	—	(263)

Net increase (decrease) in cash	6	292	(4,200)	—	(3,902)

Cash and cash equivalents, beginning of period	2	131	20,441	—	20,574

Cash and cash equivalents, end of period	$8	$423	$16,241	$—	$16,672

INTCOMEX, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s)

Statement of Cash Flows for the Three Months ended March 31, 2006

(Unaudited)

	Intcomex, Inc. (Parent)	Guarantors	Non - Guarantors	Eliminations	Intcomex, Inc. Consolidated
Cash flows provided by (used in) operating activities:	$117	$(4,175)	$532	$—	$(3,526)

Cash flows from investing activities:
Additions to plant and equipment	—	(285)	(626)	—	(911)
Other	—	(262)	308	—	46

Cash used in investing activities	—	(547)	(318)	—	(865)

Cash flows from financing activities:
Net borrowings (repayments)	—	5,070	(3,214)	—	1,856
Issues of notes payable	—	—	377	—	377

Cash flows provided by (used in) financing activities	—	5,070	(2,837)	—	2,233

Effects of exchange rate changes on cash	—	—	(379)	—	(379)

Net increase (decrease) in cash	117	348	(3,002)	—	(2,537)

Cash and cash equivalents, beginning of period	34	89	12,847	—	12,970

Cash and cash equivalents, end of period	$151	$437	$9,845	$—	$10,433

Note 10. New Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. GAAP. The provisions of SFAS 159 are effective as of the beginning of the fiscal year that begins after November 15, 2007. The adoption of SFAS 159 did not have any effect on the Company’s consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”(“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This pronouncement is effective for financial statements issued for fiscal years beginning January 1, 2008. The Company is currently evaluating the effect SFAS 157 will have on its consolidated results of operations and financial condition.

INTCOMEX, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s)

In July 2006, the FASB issued Financial Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the fist quarter of fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have any effect on the Company’s consolidated results of operations, financial condition or prior year financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 improves financial reporting by eliminating the exemption from applying SFAS 133 to interest in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instrument. SFAS 155 also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise be bifurcated. At the adoption of SFAS 155, any difference between the total carrying amount of the individual components of any existing hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to our beginning retained earnings. SFAS 155 is effective for all financial instruments acquired or issued after January 1, 2007. The adoption of SFAS 155 did not have a material impact on the consolidated results of operations and financial condition.

In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-03”). This issue is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company adopted EITF No. 06-03 in the first quarter of 2007. The adoption of the provisions did not have a material impact on the Company’s consolidated results of operations.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”). SAB 107 provides guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, and the disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to the adoption. The Company will provide SAB 107 required disclosures upon adoption of SFAS 123R. The Company is currently evaluating SAB 107 and will be incorporating it as part of its adoption of SFAS 123R in 2007.

Note 11. Subsequent Events

On April 23, 2007 the Company received unanimous approval from shareholders for the 2007 Founders’ Grant Stock Option Plan previously discussed in the Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes forward-looking statements, including but not limited to, management’s expectations for competition, revenues, margin, expenses and other operating results; capital expenditures; liquidity; capital requirements, acquisitions and exchange rate fluctuations, each of which involves numerous risks and uncertainties. These statements are based on current exectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of certain factors discussed below or elsewhere in this Form 10-Q. We disclaim any duty to update any forward-looking statements. You should read the following discussion and analysis of our financial condition and results of operations together with our audited historical consolidated financial statements, which are included in our Form 10-K, filed with the SEC on March 30, 2007 and our unaudited consolidated financial statements for the fiscal quarter ended March 31, 2007 included elsewhere in this Form 10-Q.

Overview of Our Business

We are a leading, United States-based value-added distributor of IT products to Latin America and the Caribbean. We distribute computer components, peripherals, software, computer systems, accessories, networking products and digital consumer electronics to more than 40,000 customers in 45 countries. We offer single source purchasing to our customers by providing an in-stock selection of more than 5,700 products from over 220 vendors, including the world’s leading IT product manufacturers. We believe that we are the second largest IT distributor in Latin America and the Caribbean based upon revenues and we believe we have the broadest in-country presence of any distributor of IT products to Latin America and the Caribbean. Historically, our gross profit margins have been impacted by price competition, as well as changes to vendor terms and conditions, including, but not limited to, reductions in product rebates and incentives, our ability to return inventory to manufacturers, and time periods during which vendors provide price protection. We expect these competitive pricing pressures and modifications to vendor terms and conditions to continue into the foreseeable future. We continuously refine our pricing strategy, inventory management processes and systems and manufacturer programs to attempt to mitigate these competitive pressures. The Latin American and Caribbean economies have benefited from relatively high levels of economic growth, which we believe have had a positive impact on overall demand for IT products. In particular, we have continued to benefit from rapid growth in PC penetration rates and internet penetration rates. One of our strategies is to expand the geographic presence of our in-country operations into areas we believe we can achieve higher gross margins than our Miami operations. Miami gross margins are generally lower than in-country gross margins because Miami is a more competitive market and because Miami’s customers, who are primarily other Miami-based IT distributors or large IT distributors and resellers located in Latin American or Caribbean markets, have larger average order quantities than customers of our in-country segment and as a result benefit from lower average prices.

Results of Operations for the Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

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

The following table sets forth line items of our consolidated statement of operations as a percentage of revenue for each of the three-month periods ended March 31, 2007 and 2006:

	Percentage of Revenue
	Three Months ended March 31,
	2007	2006
Revenue	100.0%	100.0%
Cost of revenue	89.9%	89.3%
Gross profit	10.1%	10.7%
Selling, general and administrative	6.0%	6.2%
Depreciation and amortization	0.3%	0.2%
Operating income	3.8%	4.3%
Income before taxes	2.0%	2.2%
Income tax provision	0.5%	0.7%
Net income	1.4%	1.5%

Revenue

Our consolidated revenues increased 14.1% to $244.0 million for the three months ended March 31, 2007, from $213.6 million for the three months ended March 31, 2006. The increase in revenue was driven by higher sales of notebook computers of $7.9 million, software of $7.2 million, memory products of $5.3 million and monitors of $3.9 million. In-country revenue increased to $169.0 million for the three months ended March 31, 2007 from $144.3 million for the same period in the prior year, representing an increase of 17.0%. This revenue growth was driven mainly by the increased sales of notebooks and monitors primarily in Chile, Colombia, and Costa Rica. Our in-country revenue accounted for 69.3% of total revenue for the three months ended March 31, 2007, compared to 67.5% of total revenue for the same period ended March 31, 2006. Miami revenue (net of sales to our in-country operations) increased to $75.0 million for the three months ended March 31, 2007 from $69.3 million for the same period in the prior year, representing an increase of 8.1%. This increase was primarily driven by increased sales of software of $4.4 million.

Gross Profit

Consolidated gross margin increased to $24.7 million for the three months ended March 31, 2007 from $22.9 million for the three months ended March 31, 2006, representing an increase of 7.9%. The increase was primarily driven by the higher sales volume in our in-country operations. As a percentage of revenue gross profit decreased to 10.1% from 10.7% for the first quarter of 2007 compared to 2006. In-country gross profit increased to $15.8 million for the three months ended March 31, 2007 from 14.7 million for the three months ended March 31, 2006, an increase of 7.5%. The increase in in-country gross profit was primarily attributable to the growth in sales in Chile, Colombia, Costa Rica, Peru and Uruguay partially offset by Guatemala. Miami gross profit increased to $8.9 million for the three months ended March 31, 2007 from $8.2 million for the three months ended March 31, 2006, an increase of 8.5%. The increase in Miami’s gross profit was primarily driven by the increase volume of software, hard disk drives and memory products.

Operating Expenses

Total operating expenses increased to $15.4 million for the three months ended March 31, 2007 from $13.6 million for the three months ended March 31, 2006, representing an increase of 13.2%. The increase was mainly driven by personnel and warehouse expenses related to the growth in sales in our in-country operations primarily in Argentina, Chile, Colombia and Costa Rica.

Operating Income

Operating income was $9.3 million for the three months ended March 31, 2007 compared to $9.3 million for the three months ended March 31, 2006. As a percentage of revenue, operating income decreased to 3.8% in the first quarter of 2007 compared to 4.3% in the first quarter of 2006. This decrease was due primarily to the increase in the operating expenses.

Other Expense (Income)

Other expense decreased to $4.5 million for the three months ended March 31, 2007 from $4.6 million for the three months ended March 31, 2006, representing a decrease of 2.9%. This decrease was driven by a lower foreign exchange loss partially offset by higher interest expense.

Income Tax Provision

The provision for income taxes decreased to $1.3 million for the three months ended March 31, 2007 from $1.5 million for the same period prior year, representing a decrease of 8.3%. The decrease was due mainly to higher pretax earnings from Chile and Mexico which have lower income tax rates than the U.S.

Net Income

Net income increased to $3.5 million for the three months ended March 31, 2007 from $3.2 million for the three months ended March 31, 2006, representing an increase of 8.2%. The improvement was driven by the decrease in other expenses (income) and the reduction in income tax provision in 2007.

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

Our working capital at March 31, 2007 amounted to $100.4 million, compared to $98.2 million at December 31, 2006. Our cash and cash equivalents at March 31, 2007 amounted to $16.7 million, compared to $20.6 million as of December 31, 2006.

Cash flows from operating activities: Our cash flows from operations generated $7.6 million for the three month period ended March 31, 2007 compared to a requirement of $3.5 million for three month period ended March 31, 2006. This improvement was driven by lower working capital requirements due mainly to higher trade accounts payable partially offset by an increase in inventories and trade accounts receivable due to the increase in revenue.

Cash flows from investing activities: Our cash flows from investing for the three month period ended March 31, 2007 was a requirement of $2.7 million compared to a requirement of $0.9 million for the three month period ended March 31, 2006. This requirement was driven by capital expenditures associated with the opening of the new facilities in Miami.

Cash flows from financing activities: Our cash flows from financing were a requirement of $8.5 million for the three months ended March 31, 2007 compared to a generation of $2.2 million for the three months ended March 31, 2006. This change was driven primarily by repayments on the SBA’s revolving credit facility with Comerica Bank.

Working Capital Management

The successful management of our working capital needs is a key driver of our growth and cash flow generation. The following table sets forth certain information about our trade accounts receivable, inventories and accounts payable, which are the largest elements of our working capital:

	As of	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)
Balance sheet data:
Trade accounts receivable, net of allowance	$105,540	$89,290
Inventories	97,723	94,410
Accounts payable	121,825	95,972

	Three months	Twelve months
	ended	ended
	Mar 31, 2007	Dec 31, 2006
	(Unaudited)
Other data:
Trade accounts receivable days	39.0	36.6
Inventory days	40.2	43.2
Accounts payable days	(50.1)	(43.9)

Cash conversion cycle	29.1	35.9

Cash conversion cycle. The Company’s cash conversion cycle declined to 29.1 days at March 31, 2007 from 35.9 days at December 31, 2006. This improvement was primarily driven by an increase in the accounts payable days to 50.1 from 43.9 as vendors began increasing the Company’s trade credit limits to accommodate the increased volume of business and a reduction in inventory levels due to the higher sales volumes.

Trade accounts receivable. The Company principally sells products to a large base of resellers throughout Latin America and to agents in the United States for export to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No one customer accounts for more than 1.9% of sales. The Company provides trade credit to its customers in the normal course of business. The collection of a substantial portion of the Company’s receivables is susceptible to changes in Latin American economies and political climates. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting the industry. The financial condition of its customers and the related allowance for doubtful accounts is continually reviewed by management.

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

Capital Expenditures and Investments

Capital expenditures increased to $2.8 million for the three month period ended March 31, 2007 compared to $0.9 million for the same period in the prior year. This increase was primarily driven by capital expenditures related to the new warehouse facility in Miami.

We anticipate that capital expenditures will remain at approximately $3.5 million per year over the next few years as we continue to upgrade our computer and logistics systems and facilities in connection with the growth in the business.

Capital Resources

Based upon our current level of operations and anticipated growth, we believe that cash on hand and cash provided by operations, supplemented as necessary with funds available under our senior secured credit facility (including those of our foreign subsidiaries), will provide sufficient resources to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next 12 months. We cannot assure you, however that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to grow our business, service our indebtedness or make anticipated capital expenditures. We continually assess our capital needs and may seek additional financing as needed to fund working capital requirements, capital expenditures and potential acquisitions. Our ability to secure such additional financing will be subject to business and economic conditions, some of which are beyond our control.

Many of our in-country operations also have limited credit facilities. These credit facilities fall into three categories; asset-based financing facilities, letter of credit and performance bond facilities, and unsecured revolving credit facilities. As of Mach 31, 2007 the outstanding balance on these in-country facilities totaled approximately $1.8 million.

On August 25, 2005 the Company completed a $120.0 million high yield debt offering. The notes are a second priority senior secured obligation of the Company and are due January 15, 2011. The notes were sold at 99.057% of face value and carry a coupon rate of 11 3/4%. The proceeds of the offering were used to repay existing indebtedness, pay a dividend to shareholders, and pay fees and expenses associated with the debt offering with the remaining balance to be used for general corporate purposes. The notes are collateralized on a second priority basis with 100.0% of the common shares of Intcomex, Inc., Intcomex Holdings, L.L.C. and Intcomex Holdings SPC-I, L.L.C. and 65.0% of the shares of IXLA Holdings, LTD plus the assets of SBA.

Concurrent with the high yield debt offering, SBA entered into a new $25.0 million three year revolving credit facility with Comerica Bank. Borrowings against the facility will be at prime less 75 basis points and are collateralized with all the assets of SBA. On November 2, 2006 SBA and Comerica Bank amended the credit facility and subordination agreement to allow SBA to make certain payments on an intercompany loan from Intcomex, Inc., increase the minimum level of tangible effective net worth to $37.0 million (which minimum level shall decline from the third fiscal quarter of 2006 to the end of the third fiscal quarter of 2007 to $25.0 million and remain at $25.0 million thereafter) and extended the maturity date to August 25, 2009. As of March 31, 2007 the outstanding draws against the revolving credit facility was $6.8 million.

As of March 31, 2007, the Company’s subsidiary, SBA, was in default on its capital expenditure covenant under its revolving credit facility with Comerica Bank. On May 14, 2007 SBA requested and received a waiver from Comerica Bank on the covenant default and an amendment to the Credit Agreement increasing the facility to $27.5 million from $25.0 million and raising the 2007 capital expenditure limit to $2.5 million from $1.0 million.

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

We provide allowances for doubtful accounts on our accounts receivable for estimated losses resulting from the inability of our customers to make required payments. Changes in the financial condition of our customers or other unanticipated events, which may affect their ability to make payments, could result in charges for additional allowances exceeding our expectations. Our estimates are influenced by the following considerations: the large number of customers and their dispersion across wide geographic areas; the fact that no single customer accounts for 1.9% or more of our revenue; a dedicated credit department at our Miami headquarters and at each of our in-country subsidiaries; aging of receivables, individually and in the aggregate; credit insurance coverage; and the value and adequacy of collateral received from our customers in certain circumstances. Uncollectible accounts are written-off annually against the allowance.

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

The Company conducts business globally and, as a result, one or more of its subsidiaries, files income and other tax returns in U.S. federal, state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in the countries in which it operates. Currently the Company is under on going tax examinations in several countries. While such examinations are subject to inherent uncertainties, it is not currently anticipated that any such examination would have a material adverse impact on the Company’s consolidated financial statements.

Effective March 31, 2007 the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification or current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

Commitments and Contingencies. As part of its normal course of business, the Company is involved in certain claims, regulatory and tax matters. In the opinion of management, the final disposition of such matters will not have a material adverse impact on the Company’s results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our quantitative and qualitative disclosures about market risk for the first quarter ended March 31, 2007 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. For further discussion of qualitative and quantitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures

There have been no changes in the Company’s internal controls over financial reporting that have occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, we concluded that as of March 31, 2007, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.

Limitations on the Effectiveness of Controls

The Company maintains a system of internal controls to provide reasonable assurance that the Company’s assets are safeguarded and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in accordance with accounting principals accepted in the United States. However, the Company’s management does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected. These inherent limitations include the realities that judgments in decision making can be faulty. Breakdown in the control systems can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two of more people, or by management override of the controls. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate. Due to these inherent limitations, misstatements due to error or fraud may occur and not be detected.

Part II. Other Information

Item 1.	Legal Proceedings

In the normal course of business, the Company is subject to litigation. In the opinion of management, the ultimate resolution of the present litigations will not have a material adverse effect on the condensed consolidated financial statements.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

As of March 31, 2007, the Company’s subsidiary, SBA, was in default on its capital expenditure covenant under its revolving credit facility with Comerica Bank. On May 14, 2007 SBA requested and received a waiver from Comerica Bank on the covenant default and an amendment to the Credit Agreement increasing the facility to $27.5 million from $25.0 million and raising the 2007 capital expenditure limit to $2.5 million from $1.0 million.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Filed herewith
(2)	Furnished herewith and not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Anthony Shalom
Anthony Shalom	Chairman of the Board of Directors Chief Executive Officer	May 15, 2007

/s/ Michael F. Shalom
Michael F. Shalom	President	May 15, 2007

/s/ Russell A. Olson
Russell A. Olson	Chief Financial Officer	May 15, 2007

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.