Form 10-Q
period 2007-06-30
Intcomex, Inc.
filed 2007-08-17
CIK 1359425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 17, 2007, there were 100,000 shares of common stock, par value $0.01 per share, and 2,182 shares of Class B non-voting common stock, par value $0.01 per share.

INTCOMEX, INC.

Part I. Financial Information

Item 1.	Financial Statements

Intcomex, Inc.

Condensed Consolidated Balance Sheets

(Dollars in 000’s, except share data)

As of June 30, 2007 and December 31, 2006	2007	2006
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$18,034	$20,574
Trade accounts receivable, net of allowance for doubtful accounts of $4,725 and $ 4,066	111,280	89,290
Inventories	116,728	94,410
Prepaid expenses and other	37,766	30,084

Total Current Assets	283,808	234,358

Property and equipment, net	13,764	11,019
Goodwill	34,257	34,257
Identifiable intangible assets, net	3,413	3,883
Other assets	9,207	9,058

Total Assets	$344,449	$292,575

Liabilities and Shareholders’ Equity
Current Liabilities

Lines of credit	$23,882	$17,653
Current maturities of long-term debt	5,481	5,376
Accounts payable	130,676	95,972
Accrued expenses and other	19,403	17,038
Related parties	99	97

Total Current Liabilities	179,541	136,136

Long-term debt, net of current portion	115,222	114,833
Other long-term liabilities	4,053	3,269

Total Liabilities	298,816	254,238

Commitments and Contingencies

Shareholders’ Equity

Common stock voting $0.01 par value, 140,000 shares authorized, 100,000 shares issued and outstanding	1	1
Common stock non-voting $0.01 par value, 10,000 shares authorized, 2,182 shares issued and outstanding	—	—
Additional paid in capital	20,680	17,597
Retained earnings	24,770	20,717
Accumulated other comprehensive income	182	22

Total Shareholders’ Equity	45,633	38,337

Total Liabilities and Shareholders’ Equity	$344,449	$292,575

See accompanying notes to these unaudited condensed consolidated financial statements.

Intcomex, Inc.

Condensed Consolidated Statements of Operations

(Dollars in 000’s, except share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue	$254,370	$213,731	$498,147	$427,299

Cost of revenue	229,003	192,532	448,045	383,181

Gross Profit	25,367	21,199	50,102	44,118

Operating Expenses
Selling, General and Administrative	20,615	13,020	35,254	26,045
Depreciation and Amortization	861	648	1,677	1,273

Total Operating Expenses	21,476	13,668	36,931	27,318

Operating Income	3,891	7,531	13,171	16,800

Other Expense (Income)
Interest Expense	4,264	4,065	8,445	8,060
Interest Income	(148)	(136)	(283)	(500)
Other Expense	11	17	27	4
Foreign Exchange (Gain) Loss	(1,376)	1,585	(968)	2,570

Total Other Expense	2,751	5,531	7,221	10,134

Income Before Provision for Income Taxes	1,140	2,000	5,950	6,666

Provision for Income Taxes	567	719	1,897	2,169

Net Income	$573	$1,281	$4,053	$4,497

Earnings per share of common stock
Basic	$5.61	$12.54	$39.66	$44.01
Diluted	$5.61	$12.54	$39.66	$44.01

Weighted average number of shares used in per share calculation
Basic	102,182	102,182	102,182	102,182
Diluted	102,182	102,182	102,182	102,182

See accompanying notes to these unaudited condensed consolidated financial statements.

Intcomex, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in 000’s)

(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$4,053	$4,497
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	1,207	764
Amortization of intangibles	470	509
Amortization of deferred loan costs	547	661
Bad debt expense	908	773
Inventory obsolescence expense	472	852
Deferred tax (benefit)	(1,656)	(947)
Loss (Gain) on sale of property and equipment, net	8	(2)

Change in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivables	(22,898)	(6,620)
Inventories	(22,790)	(11,132)
Prepaid expenses and other assets	(4,423)	461
Increase (decrease) in:
Accounts payable	34,704	12,718
Due to related parties	2	45
Accrued expenses and other	3,388	2,251

Net cash (used in) provided by operating activities	(6,008)	4,830

Cash flows from investing activities
Additions to property and equipment	(4,022)	(1,762)
Proceeds from disposition of assets	116	2
Other assets	(34)	—
Notes receivable and other	525	18

Net cash used in investing activities	(3,415)	(1,742)

Cash flows from financing activities
Borrowings (payments) under line of credit, net	6,229	(4,166)
Borrowings of notes payable	494	545

Net cash provided by (used in) financing activities	6,723	(3,621)

Effect of foreign currency exchange rates	160	(946)

Net decrease in cash	(2,540)	(1,479)

Cash and cash equivalents, beginning of period	20,574	12,995

Cash and cash equivalents, end of period	$18,034	$11,516

	Six months ended June 30,
	2007	2006
Supplemental disclosure of non-cash flow information:
Due from related parties	$3,029	$—
Stock option compensation	$54	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

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

The condensed consolidated financial statements include the accounts of Intcomex and its subsidiaries (collectively referred to herein as the “Company”). These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state the financial position of the Company as of June 30, 2007, and its results of operations for the three and six months ended June 30, 2007 and 2006, respectively, and its statement of cash flows for the six months ended June 30, 2007 and 2006, respectively. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financials statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K filing with the SEC. The results of operations for the three and six months ended June 30, 2007 may not be indicative of the results of operations that can be expected for the full year.

Reclassifications

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

Note 2. Comprehensive Income

Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components in the Company’s consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and is comprised of net income and other comprehensive income (loss). For the three and six months ended June 30, 2007 and 2006, respectively, comprehensive income is presented below:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$573	$1,281	$4,053	$4,497
Changes in foreign currency translation adjustments	423	(567)	160	(946)

Comprehensive income	$996	$714	$4,213	$3,551

INTCOMEX, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s)

Note 3. Property and Equipment

Property and equipment consisted of the following at June 30, 2007 and December 31, 2006:

	2007	2006
Land	$405	$374
Building and leasehold improvements	6,750	5,517
Office furniture, vehicles and equipment	8,411	7,494
Warehouse equipment	2,168	1,277
Software	3,672	2,833

	21,406	17,495
Less accumulated depreciation depreciation and amortization	(7,642)	(6,476)

	$13,764	$11,019

Note 4. Intangible Assets

The identifiable intangible assets balance consists of the following amounts:

As of June 30, 2007	Gross carrying Amount	Accumulated Amortization	Net carrying Amount	Useful Life
Customer relationships	$3,630	$(757)	$2,873	10.0
Tradenames	1,080	(765)	315	3.5
Non-compete agreements	730	(507)	223	3.0

Sub-total	$5,440	$(2,029)	$3,411
Patents	5	(3)	2

Total	$5,445	$(2,032)	$3,413

As of December 31, 2006	Gross carrying Amount	Accumulated Amortization	Net carrying Amount	Useful Life
Customer relationships	$3,630	$(575)	$3,055	10.0
Tradenames	1,080	(599)	481	3.5
Non-compete agreements	730	(385)	345	3.0

Sub-total	$5,440	$(1,559)	$3,881
Patents	5	(3)	2

Total	$5,445	$(1,562)	$3,883

INTCOMEX, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s)

Note 5. Lines of Credit and Long-term debt

Lines of credits as of June 30, 2007 and December 31, 2006 consisted of the following:

	2007	2006
SBA – Miami	$19,609	$16,617
T.G.M., S.A. (Uruguay)	1,552	628
Computacion Monrenca Panama, S.A.	1,000	—
Intcomex Peru, S.A.C.	550	260
Intcomex de Guatemala, S.A.	497	—
Intcomex de Ecuador, S.A.	356	—
Intcomex Colombia, LTDA	153	76
Intcomex, S.A. (Chile)	165	72

Total lines of credit	$23,882	$17,653

As of June 30, 2007, the Company and its subsidiaries were in compliance with all bank covenants.

The Company’s long-term debt as of June 30, 2007 and December 31, 2006 consists of the following:

	2007	2006
Intcomex, Inc 11 3/4 Second Priority Senior Secured Notes due 2011	$119,383	$119,151
Intcomex Peru, S.A.C. collateralized notes	671	353
Intcomex Chile, S.A. lease contracts	107	150
Other, including various capital leases	542	555

Total long-term debt	120,703	120,209
Current maturities of long-term debt	(5,481)	(5,376)

Total long-term debt	$115,222	$114,833

On August 25, 2005 the Company completed a $120.0 million high yield debt offering. The notes are a second priority senior secured obligation of the Company and are due January 15, 2011. The notes are secured with 100.0% of the common shares of Intcomex Holdings, LLC and Intcomex Holdings SPC-I, LLC and 65.0% of the shares of IXLA Holdings, LTD plus a second priority lien on the assets of SBA.

Concurrent with the high yield debt offering, SBA entered into a new $25.0 million three year revolving credit facility with Comerica Bank. Borrowings against the facility will be at prime less 75 basis points and are secured on a first priority basis with all the assets of SBA. On November 2, 2006 the Company asked for and obtained certain waivers and amendments to the credit agreement and the subordination agreement from Comerica Bank. The amendments to the credit and subordination agreements allow SBA to make these payments to the Company for the remaining $22,608. In addition, the Company must maintain a minimum level of tangible

INTCOMEX, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s)

effective net worth of at least $37.0 million (which minimum level shall decline from the end of the third fiscal quarter of 2006 to the end of the third fiscal quarter of 2007 to $25.0 million and remain at $25.0 million thereafter).

On December 14, 2006 the Company completed the exchange of 100.0% of the outstanding principal of its Second Priority Senior Secured Notes due 2011 for SEC registered publicly tradable notes that have substantially identical terms and conditions as the initial Notes.

Note 6. Income Taxes

Income tax provision for the three and six months ended June 30, 2007 and 2006 consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Current expense (benefit)
Federal and State	$12	$1	$17	$(188)
Foreign	1,811	1,374	3,536	3,304

Total current expense	1,823	1,375	3,553	3,116

Deferred expense (benefit)
Federal and State	(981)	(464)	(1,162)	(487)
Foreign	(275)	(192)	(494)	(460)

Total deferred	(1,256)	(656)	(1,656)	(947)

	$567	$719	$1,897	$2,169

A reconciliation of the statutory federal income tax rate and effective rate as a percentage of pre-tax income was as follows:

	Three months ended June 30,				Six months ended June 30,
	2007	%	2006	%	2007	%	2006	%
U.S.	$(6,688)		$(1,489)		$(7,146)		$(2,054)
Foreign	7,828		3,489		13,096		8,720

Income before provision for income taxes	1,140		2,000		5,950		6,666

Tax at statutory rate	$388	34	$680	34	$2,023	34	$2,267	34
State income taxes, net of federal income tax benefit	(143)	(13)	(65)	(3)	(170)	(3)	(94)	(1)
Effect of tax rates on non-U.S. operations	334	29	104	5	61	1	(4)	—
Change in valuation allowance	(12)	—	—	—	(17)	—	—	—

Effective tax rate	$567	50	$719	36	$1,897	32	$2,169	33

INTCOMEX, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s)

The Company’s deferred tax assets were attributable to the following:

	June 30, 2007	December 31, 2006
Deferred tax assets:
Current:
Allowance for doubtful accounts	$636	$510
Inventory	653	621
Accrued expense	303	231
Tax goodwill	247	247

Current	1,839	1,609

Non-current:
Tax goodwill	1,234	1,358
Net operating loss	2,625	1,391
Other – prepaid foreign taxes	409	315
Valuation allowance	(560)	(543)

Non-current	3,708	2,521

Total deferred tax assets	$5,547	$4,130

Deferred tax liabilities:
Current:
Leasehold improvements	(11)	(27)
Inventory	(208)	(415)

Current	$(219)	$(442)

Non-current:
Fixed assets	(477)	(356)
Amortizable intangibles	(1,018)	(1,164)
Inventory	(1,337)	(1,328)

Non-current	$(2,832)	$(2,848)

Total deferred tax liabilities	(3,051)	(3,290)

Net deferred tax asset	$2,496	$840

SBA recorded tax goodwill of approximately $9,800 in July 1998, which is being amortized for tax purposes over 15 years. As of June 30, 2007 the remaining balance of the tax goodwill was $3,937. SBA established a deferred tax asset of $262 for foreign withholding taxes paid in El Salvador during 2005. Management established a $262 valuation allowance against this asset pending further tax planning efforts to realize its full benefit.

Intcomex Colombia has a $274 deferred tax asset related to a net operating loss (NOL) carry forward. Management established a $250 valuation allowance against this deferred tax asset pending Intcomex Colombia’s further growth in taxable income. Colombia allows for an 8 year carry forward on net operating losses and expires through 2013.

The Company has State of Florida and U.S. net operating losses resulting in a deferred tax asset of $2,351 which expires in 2026. No valuation allowance has been recorded against this NOL as management believes it will fully realize the NOL.

The Company conducts business globally and, as a result, one or more of its subsidiaries files income and other tax returns in U.S. federal, state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in the countries in which it operates. Currently, the Company is under on going tax examinations in several countries. While such examinations are subject to inherent uncertainties, it is not currently anticipated that any such examination would have a material adverse impact on the Company’s consolidated financial statements.

INTCOMEX, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s)

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

Note 7. Stock Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2005), “Share-Based Payment”. Statement 123 (R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are base on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123 (R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which was permitted under Statement 123, as originally issued. As a result of the adoption of this accounting pronouncement, during the three and six month periods ended June 30, 2007 the Company recorded approximately $65 of compensation cost relating to previously issued options. These costs are recorded in salaries, wages and benefits in the Condensed Unaudited Statements of Operations.

During the three months ended June 30, 2007, the Company issued 1,540 Founders’ stock options to a limited group of management employees and directors of the board at an exercise price of $1,077 per share. The plan is a one-time grant with a three year vesting period and a ten year exercise period. During the three months ended June 30, 2007, none of the options were vested. The options were not dilutive during the three months ended June 30, 2007.

Note 8. Commitments and Contingencies and Other

As part of its normal course of business, the Company is involved in certain claims, regulatory and tax matters. In the opinion of management, the final disposition of such matters will not have a material adverse impact on the Company’s results of operations and financial condition.

We incurred a net pre-tax charge of $3.8 million, including legal and accounting fees, in operating expenses ($3.7 million after tax) in the second quarter of 2007 as a result of settlements with Uruguayan regulatory authorities described below.

On June 29, 2007, our Uruguayan subsidiary, T.G.M., S.A., reached a settlement agreement with the Uruguayan tax agency Dirección General Impositiva, or the DGI, following a tax audit for the period 2002 through 2006. During this tax audit, questions were raised by the DGI about the alleged failure of two local suppliers operating through several legal entities to pay value added and other taxes in connection with the sale of certain IT products to our Uruguayan subsidiary. Our Uruguayan subsidiary cooperated fully with the audit and, based on an internal investigation, we believe our Uruguayan subsidiary has at all times complied with its tax payment obligations and properly recorded, reported and paid all taxes. At the same time, due to the possibility of significant potential fines and related legal expenses, our Uruguayan subsidiary approached the DGI seeking a resolution, and after negotiation agreed to pay the amount of UYP 53.0 million, or approximately $2.2 million, and forfeit $0.5 million in previously recognized tax credits in connection with the settlement agreement. Our Uruguayan subsidiary was also engaged in a parallel negotiation process with the Uruguayan customs authorities relating to the same time periods and facts, and entered into a similar settlement agreement with the customs authorities providing for the payment of UYP 26.2 million, or approximately $1.1 million. In connection with this $1.1 million payment, we received a credit from the customs authorities of approximately $0.3 million in connection with the cash payments to be made through the remainder 2007.

We believe that payment of the settlement amounts is the best course of action for both our Uruguayan subsidiary and us, in particular because Uruguayan tax law may in certain cases impose joint and several financial liability on us for acts committed by third parties, such as the two suppliers described above, that result in the loss of tax revenue. In addition, the settlement payments avoid the risk connected with, and the commitment of potentially significant financial and managerial resources to, potential regulatory claims.

In order to indemnify our controlling shareholder, CVC International, as required by the stock purchase agreement dated as of August 27, 2004, for the outflow of funds related to that portion of the settlement payments and certain expenses corresponding to the tax audit period from 2002 through August 31, 2004 (i.e., the closing date under the stock purchase agreement) the indemnifying shareholders agreed to reimburse the Company for their respective share of such amount. In July and early August, the Company received approximately $3.0 million cash in satisfaction of the obligations of the indemnifying parties under the 2004 stock purchase agreement with CVC International as a result of the settlement reached on June 29, 2007 with the Uruguayan tax agency.

Note 9. Additional Paid in Capital

On June 29, 2007, the Company recorded $3.0 million of additional paid in capital and a due from related parties receivable to record the indemnifying shareholders obligation to the controlling shareholder CVC International as required by the stock purchase agreement dated August 27, 2004 (the “Stock Purchase Agreement”) for the outflow of funds in connection with the settlement reached with the Uruguayan tax agency. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Uruguay Tax Audit).

INTCOMEX, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s)

Note 10. Segment Information

The Company operates in a single industry segment, that being a distributor of information technology (“IT”) products. The Company’s operating segments are based on geographic location. Geographic areas in which the Company operated during the three and six months ended June 30, 2007 and 2006 and for the year ended December 31, 2006 include United States (sales generated and invoiced from Miami operation) and In-country (sales generated and invoiced by all of the Latin American subsidiaries). All the Latin American subsidiaries have been aggregated as one segment due to similar products, services and economic characteristics.

Inter-segment revenue primarily represents intercompany revenue between United States and In-country operations at established prices between the related companies and are eliminated in consolidation.

The measure for segment profit is operating income.

Financial information by geographic segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	(Unaudited)		(Unaudited)
	2007	2006	2007	2006
Net sales:
United States
Sales to unaffiliated customers	$71,626	$65,469	$146,577	$134,773
Inter-segments	80,220	61,015	148,662	131,667

Total	151,846	126,484	295,239	266,440
In-country	182,744	148,262	351,570	292,526
Eliminations of Inter-segments sales	(80,220)	(61,015)	(148,662)	(131,667)

Total	$254,370	$213,731	$498,147	$427,299

Operating income (loss):
United Sates	$(1,734)	$2,628	$1,624	$5,848
In-country	5,625	4,903	11,547	10,952

Total	$3,891	$7,531	$13,171	$16,800

INTCOMEX, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s)

As of June 30, 2007 and December 31, 2006	2007	2006
	(Unaudited)
Assets:
United Sates	$171,467	$142,068
In-country	172,982	150,507

Total	$344,449	$292,575

Property & equipment, net:
United Sates	$5,657	$3,348
In-country	8,107	7,671

Total	$13,764	$11,019

Goodwill:
United Sates	$21,253	$21,253
In-country	13,004	13,004

Total	$34,257	$34,257

Note 11. Guarantor Condensed Consolidating Financial Statements

Pursuant to Rule 3-10(f) of Regulation S-X, the Parent company has prepared condensed unaudited consolidating financial information as of June 30, 2007 and for the six months ended June 30, 2007 and 2006 for the parent company, the subsidiaries that are guarantors of the Company’s obligations under the 11 3/4% Second Priority Senior Secured Notes due 2011 on a combined basis and the non-guaranteeing subsidiaries on a combined basis. All guarantor subsidiaries are 100.0% owned subsidiaries of the Company and all guarantees are full and unconditional. The condensed consolidating financial information is as follows:

INTCOMEX, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s)

Balance Sheets as of June 30, 2007

(Unaudited)

	Intcomex, Inc. (Parent)	Guarantors	Non - Guarantors	Eliminations	Intcomex, Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2	$35	$17,997	$—	$18,034
Trade accounts receivable, net	—	93,982	73,973	(56,675)	111,280
Inventories		25,757	92,717	(1,746)	116,728
Other current assets	56,412	29,130	31,702	(79,478)	37,766

Total current assets	56,414	148,904	216,389	(137,899)	283,808

Property, plant and equipment, net	1,726	3,932	8,106	—	13,764

Long-term assets:
Investments in subsidiaries	108,011	144,577	—	(252,588)	—
Goodwill	—	21,253	13,004	—	34,257
Other assets	6,766	1,051	4,803	—	12,620

Total	114,777	166,881	17,807	(252,588)	46,877

Total assets	$172,917	$319,717	$242,302	$(390,487)	$344,449

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$12,898	$164,734	$138,027	$(136,118)	$179,541
Long term debt, net of current maturities	114,323	308	591	—	115,222
Other long term liabilities	63	1,045	2,945	—	4,053

Total liabilities	127,284	166,087	141,563	(136,118)	298,816

Commitments and Contingencies
Shareholders’ equity
Common stock	1	3	1,155	(1,158)	1
Treasury stock	—	(3,286)	(16,587)	19,873	—
Additional paid-in capital	20,680	4,966	24,347	(29,313)	20,680
Accumulated retained earnings	24,770	151,765	96,090	(247,855)	24,770
Dividend & deemed dividend tax	—	—	(4,885)	4,885	—
Accumulated other comprehensive income	182	182	619	(801)	182

Total stockholders’ equity	45,633	153,630	100,739	(254,369)	45,633

Total liabilities and stockholders’ equity	$172,917	$319,717	$242,302	$(390,487)	$344,449

INTCOMEX, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s)

Statement of Operations for the six months ended June 30, 2007

(Unaudited)

	Intcomex, Inc. (Parent)	Guarantors	Non - Guarantors	Eliminations	Intcomex, Inc. Consolidated
Revenue	$—	$295,239	$351,570	$(148,662)	$498,147
Cost of revenue	—	278,361	317,909	(148,225)	448,045

Gross profit	—	16,878	33,661	(437)	50,102
Operating expenses	4,990	9,827	22,114	—	36,931

Operating (loss) income	(4,990)	7,051	11,547	(437)	13,171
Other (income) expense
Interest expense (income), net	7,791	430	(59)	—	8,162
Other	(13,184)	(13,539)	(967)	26,749	(941)

Total other (income) expense	(5,393)	(13,109)	(1,026)	26,749	7,221
Income (loss) from continuing operations before income taxes	403	20,160	12,573	(27,186)	5,950
Provision for income taxes	(3,650)	2,505	3,042	—	1,897

Net income	$4,053	$17,655	$9,531	$(27,186)	$4,053

INTCOMEX, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s)

Statement of Operations for the six months ended June 30, 2006

(Unaudited)

	Intcomex, Inc. (Parent)	Guarantors	Non - Guarantors	Eliminations	Intcomex, Inc. Consolidated
Revenue	$—	$266,440	$292,526	$(131,667)	$427,299
Cost of revenue	—	250,964	264,089	(131,872)	383,181

Gross profit	—	15,476	28,437	205	44,118
Operating expenses	1,114	9,005	17,199	—	27,318

Operating income (loss)	(1,114)	6,471	11,238	205	16,800
Other (income) expense
Interest expense, net	7,646	(34)	(52)	—	7,560
Other	(9,929)	(1,678)	2,586	11,595	2,574

Total other (income) expense	(2,283)	(1,712)	2,534	11,595	10,134
Income (loss) from continuing operations before income taxes	1,169	8,183	8,704	(11,390)	6,666
Provision for income taxes	(3,328)	2,506	2,991	—	2,169

Net income	$4,497	$5,677	$5,713	$(11,390)	$4,497

INTCOMEX, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s)

Statement of Cash Flows for the six months ended June 30, 2007

(Unaudited)

	Intcomex, Inc. (Parent)	Guarantors	Non - Guarantors	Eliminations	Intcomex, Inc. Consolidated
Cash flows from (used in) operating activities:	$536	$(956)	$(5,588)	$—	$(6,008)

Cash flows from (used in) investing activities:
Additions to plant and equipment, net from disposals	(767)	(2,043)	(1,096)	—	(3,906)
Other	—	16	475	—	491

Cash used in investing activities	(767)	(2,027)	(621)	—	(3,415)

Cash flows from (used in) financing activities:
Borrowings (payments), net	231	2,934	3,558	—	6,723

Cash flows from (used in) financing activities	231	2,934	3,558	—	6,723

Effects of exchange rate changes on cash	—	—	160	—	160

Net increase (decrease) in cash	—	(49)	(2,491)	—	(2,540)

Cash and cash equivalents, beginning of period	2	131	20,441	—	20,574

Cash and cash equivalents, end of period	$2	$82	$17,950	$—	$18,034

INTCOMEX, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s)

Statement of Cash Flows for the six months ended June 30, 2006

(Unaudited)

	Intcomex, Inc. (Parent)	Guarantors	Non - Guarantors	Eliminations	Intcomex, Inc. Consolidated
Cash flows from operating activities:	$192	$1,196	$3,442	$—	$4,830

Cash flows from (used in) investing activities:
Additions to plant and equipment	(114)	(724)	(924)	—	(1,762)
Other	—	16	4	—	20

Cash used in investing activities	(114)	(708)	(920)	—	(1,742)

Cash flows from (used in) financing activities:
Borrowings (payments), net	—	(599)	(3,567)	—	(4,166)
Issuance of senior notes	—	266	279	—	545

Cash flows from (used in) financing activities	—	(333)	(3,288)	—	(3,621)

Effects of exchange rate changes on cash	—	—	(946)	—	(946)

Net increase (decrease) in cash	78	155	(1,712)	—	(1,479)

Cash and cash equivalents, beginning of period	34	89	12,872	—	12,995

Cash and cash equivalents, end of period	$112	$244	$11,160	$—	$11,516

INTCOMEX, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s)

Note 12. New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 159, or SFAS 159, “The Fair Value Option for Financial Assets and Liabilities.” SFAS 159 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. GAAP. The Company is required to adopt the provisions of SFAS 159 in the first quarter of 2008. We are currently evaluating the effect SFAS 159 will have on our consolidated results of operations and financial condition.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, or SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This pronouncement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect SFAS 157 will have on our consolidated results of operations and financial condition.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, or SAB 108, “Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB 108, the SEC staff established an approach that is commonly referred to as a “dual approach” because it now requires quantification of errors under both the iron curtain and the roll-over methods. For us, SAB 108 is effective for the fiscal year ended December 31, 2006. The adoption of SAB 108 did not have a material effect on our consolidated results of operations and financial condition.

In July 2006, the FASB issued Financial Interpretation No. 48, or FIN No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the first quarter of fiscal years beginning after December 15, 2006 and we adopted it effective March 31, 2007. We conducted an assessment of the effect of FIN 48 on the consolidated results of operations and financial condition and the impact was immaterial.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, or SFAS No. 156, “Accounting for Servicing Financial Assets—an amendment of FASB Statement No. 140.” SFAS 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently be

INTCOMEX, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s)

adjusted to the fair value at the end of each reporting period. SFAS 156 is effective for an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 156 did not have a material effect on our consolidated results of operations and financial condition.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, or SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS 155 improves financial reporting by eliminating the exemption from applying SFAS 133 to interest in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instrument. SFAS 155 also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise be bifurcated. At the adoption of SFAS 155, any difference between the total carrying amount of the individual components of any existing hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to our beginning retained earnings. SFAS 155 is effective for us for all financial instruments acquired or issued after January 1, 2007. The adoption of SFAS 155 did not have a material effect on our consolidated results of operations and financial condition.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, or SFAS No. 154, Accounting Changes and Error Corrections, which supersedes APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material effect on our consolidated results of operations and financial condition.

Note 13. Subsequent Events

In July and early August, 2007 the Company received approximately $3.0 million cash in satisfaction of the obligations of the indemnifying parties under the 2004 stock purchase agreement with CVC International as a result of the settlement reached on June 29, 2007 with the Uruguayan tax agency.

On August 14 and 15, 2007, the Company repurchased a total of $5.0 million of its 11 3/4 Notes in connection with its mandatory sinking fund redemption requirement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes forward-looking statements, including but not limited to, management’s expectations for competition, revenues, margin, expenses and other operating results; capital expenditures; liquidity; capital requirements, acquisitions and exchange rate fluctuations, each of which involves numerous risks and uncertainties. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of certain factors discussed below or elsewhere in this Form 10-Q and in our Form 10-K filed with the SEC on March 30, 2007. We disclaim any duty to update any forward-looking statements. You should read the following discussion and analysis of our financial condition and results of operations together with our audited historical consolidated financial statements, which are included in our Form 10-K, filed with the SEC on March 30, 2007 and our unaudited consolidated financial statements for the fiscal quarter ended June 30, 2007 included elsewhere in this Form 10-Q.

Overview

We are the largest pure play value-added distributor of IT products focused solely on serving Latin America and the Caribbean. We distribute computer components, peripherals, software, computer systems, accessories, networking products and digital consumer electronics to more than 40,000 customers in 45 countries. We offer single source purchasing to our customers by providing an in-stock selection of more than 5,700 products from over 220 vendors, including many of the world’s leading IT product manufacturers. From our headquarters and main distribution center in Miami, we support a network of in-country sales and distribution operations in 12 Latin American and Caribbean countries and a sales office in Brazil.

Factors Affecting Our Results of Operations

The following events and developments have in the past or are expected in the future to have a significant impact on our financial condition and results of operations:

•

Impact of price competition and vendor terms and conditions on margin. Historically, our gross profit margins have been impacted by price competition, as well as changes to vendor terms and conditions, including, but not limited to, reductions in product rebates and incentives, our ability to return inventory to manufacturers, and time periods during which vendors provide price protection. We expect these competitive pricing pressures and modifications to vendor terms and conditions to continue into the foreseeable future. We continuously refine our pricing strategy, inventory management processes and systems and manufacturer programs to attempt to mitigate the adverse impact of these competitive pressures.

•

Macroeconomic trends and increased penetration of IT Products. Since 2003, the Latin American and Caribbean economies have benefited from relatively high levels of economic growth, which we believe have had a positive impact on overall demand for IT products. In particular, we have continued to benefit from rapid growth in PC penetration rates and Internet penetration rates.

•

Shift in revenue to in-country operations. One of our growth strategies is to expand the geographic presence of our in-country operations into areas in which we believe we can achieve higher gross margins than our Miami operations. Miami gross margins are generally lower than in-country gross margins because Miami is a more competitive market and Miami’s customers, who are primarily other Miami-based IT distributors or large IT distributors, resellers and retailers located in Latin America or the Caribbean, have larger average order quantities than customers of our in-country segment and as a result benefit from lower average prices. In-country revenue grew by an average of 27.9% annually between 2001 and 2006, compared to growth in Miami revenue of an average of 13.4% annually over the same period. In-country revenue accounted for 70.6% and 68.5% of consolidated revenue for the six months ended June 30, 2007 and 2006, respectively, and 70.0% and 65.6% of consolidated revenue for the years ended December 31, 2006 and 2005, respectively. This growth in our in-country operations reflects in part the growth in local market share achieved by four of our distribution centers (El Salvador, Ecuador, Costa Rica and Jamaica) that were opened in 2000, the Argentina operation opened in September 2003 and our Colombia operation opened in January 2004. Our in-country presence was further expanded by our re-acquisition of Centel in Mexico in June 2005 discussed below.

•

Exposure to fluctuations in foreign currency. A significant portion of our revenues from in-country operations is invoiced in currencies other than the U.S. dollar and a significant amount of our in-country operating expenses are denominated in currencies other than U.S. dollars. In markets where we invoice in local currency, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, the appreciation of a local currency will reduce our gross profit and gross margins in U.S. dollar terms. In markets where our books and records are prepared in currencies other than the U.S. dollar, the appreciation of a local currency will increase our operating expenses and decrease our operating margins in U.S. dollar terms. In our consolidated statement of operations, a Foreign exchange loss (Gain) of $1.1 million, $(1.4) million and $(1.0) million was included for the years ended December 31, 2006, 2005 and 2004, respectively. We generally do not engage in foreign currency hedging arrangements, and, consequently, foreign currency fluctuations may adversely affect our results of operations, including our gross margins and operating margins.

•

Trade Credit . All of our key vendors and many of our other vendors provide us with trade credit. Historically, trade credit has been an important source of liquidity to finance our growth. Although our overall available trade credit has increased significantly over time, from time to time the trade credit available from certain vendors has not kept pace with the growth of our business with them. When we purchase goods from these vendors, we need to increase our use of available cash or borrowings under our credit facility (in each case to the extent available) to pay the purchase price upon delivery of the products, which adversely affects our liquidity and can adversely affect results of our operations.

•

Increased levels of indebtedness. In connection with the investment by CVC International in our company in August 2004 and our re-acquisition of Centel, we borrowed under our former senior secured credit facility with Wells Fargo Foothill and

Morgan Stanley, which we refer to as our “former senior secured credit facility,” and issued subordinated seller notes to the sellers, which increased our leverage and our interest expense. In August 2005, we issued $120.0 million of 11 3 / 4 % Notes and used the proceeds to repay the outstanding principal balances on our former senior secured credit facility and subordinated seller notes as well as to pay a $20.0 million dividend to our stockholders. For the three and six months ended June 30, 2007 and June 30, 2006, our interest expense was $4.3 million and $8.4 million and $4.1 million and $8.1 million, respectively. For the years ended December 31, 2006 and 2005, our interest expense was $16.2 million and $16.8 million, respectively.

Uruguay Tax Audit

We incurred a net pre-tax charge of $3.8 million, including legal and accounting fees, in operating expenses ($3.7 million after tax) in the second quarter of 2007 as a result of settlements with Uruguayan regulatory authorities described below.

On June 29, 2007, our Uruguayan subsidiary, T.G.M., S.A., reached a settlement agreement with the Uruguayan tax agency Dirección General Impositiva, or the DGI, following a tax audit for the period 2002 through 2006. During this tax audit, questions were raised by the DGI about the alleged failure of two local suppliers operating through several legal entities to pay value added and other taxes in connection with the sale of certain IT products to our Uruguayan subsidiary. Our Uruguayan subsidiary cooperated fully with the audit and, based on an internal investigation, we believe our Uruguayan subsidiary has at all times complied with its tax payment obligations and properly recorded, reported and paid all taxes. At the same time, due to the possibility of significant potential fines and related legal expenses, our Uruguayan subsidiary approached the DGI seeking a resolution, and after negotiation agreed to pay the amount of UYP 53.0 million, or approximately $2.2 million, and forfeit $0.5 million in previously recognized tax credits in connection with the settlement agreement. Our Uruguayan subsidiary was also engaged in a parallel negotiation process with the Uruguayan customs authorities relating to the same time periods and facts, and entered into a similar settlement agreement with the customs authorities providing for the payment of UYP 26.2 million, or approximately $1.1 million. In connection with this $1.1 million payment, we received a credit from the customs authorities of approximately $0.3 million in connection with the cash payment made through the remainder 2007.

We believe that payment of the settlement amounts is the best course of action for both our Uruguayan subsidiary and us, in particular because Uruguayan tax law may in certain cases impose joint and several financial liability on us for acts committed by third parties, such as the two suppliers described above, that result in the loss of tax revenue. In addition, the settlement payments avoid the risk connected with, and the commitment of potentially significant financial and managerial resources to, potential regulatory claims.

In order to indemnify our controlling shareholder, CVC International, as required by the stock purchase agreement dated as of August 27, 2004, for the outflow of funds related to that portion of the settlement payments and certain expenses corresponding to the tax audit period from 2002 through August 31, 2004 (i.e., the closing date under the stock purchase agreement) the indemnifying shareholders agreed to reimburse the Company for their respective share of such amount. In July and early August the Company received approximately $3.0 million cash in satisfaction of the obligations of the indemnifying parties under the 2004 stock purchase agreement to CVC International.

Due to the circumstances discussed above we are currently examining our third-party purchasing controls and implemented additional measures including centralized corporate oversight of all purchases by local operations from non-OEM third parties and enhanced IT systems to strengthen purchasing controls, in particular in the areas of treasury, accounting and purchasing. Following completion of our investigation, the general manager of our Uruguayan subsidiary resigned.

Results of Operations

We report our business in two segments based upon the geographic location of where we originate the sale. The segments are in-country and Miami. The in-country segment includes revenue from our in-country sales and distribution centers, which have been aggregated because they have similar economic characteristics. The Miami segment includes revenue from our Miami headquarters, including sales from Miami to our in-country sales and distribution centers and sales directly to resellers, retailers and distributors that are located in countries in which we have in-country sales and distribution operations or in which we do not have any in-country operations. Most of our vendor rebates, incentives and allowances are reflected in the results of our Miami segment. When we consolidate our results, we eliminate revenue and cost of revenue attributable to inter-segment sales, and the financial results of our Miami segment discussed below reflect these eliminations.

Comparison of the three months ended June 30, 2007 versus the three months ended June 30, 2006

The following table sets forth line items of our consolidated statement of operations as well as the percentages of revenue for each of the three-month periods ended June 30, 2007 and 2006:

	Percentages of Revenue
	2007		2006
Revenue	$254,370	100.0%	$213,731	100.0%
Cost of revenue	229,003	90.0%	192,532	90.1%
Gross profit	25,367	10.0%	21,199	9.9%
Selling, general and administrative	15,988	6.3%	13,020	6.1%
Uruguay settlement charge	3,827	1.5%	—	—
Miami headquarters relocation	800	0.3%	—	—

Total selling, general and administrative	20,615	8.1%	13,020	6.1
Depreciation and amortization	861	0.3%	648	0.3%
Operating income	3,891	1.5%	7,531	3.5%
Income before taxes	1,140	0.4%	2,000	0.9%
Income tax provision	567	0.2%	719	0.3%
Net income	573	0.2%	1,281	0.6%

Revenue. Our consolidated revenues increased 19.0% to $254.4 million for the three months ended June 30, 2007, from $213.7 million for the three months ended June 30, 2006. The increase in revenue was primarily driven by higher sales of notebook computers of $15.5 million, software of $7.0 million, monitors of $ 6.9 million and memory products of $5.4 million. In-country revenue increased to $182.7 million for the three months ended June 30, 2007 from $148.3 million for the same period in the prior year, representing an increase of 23.3%. This revenue growth was driven mainly by the increased sales of notebooks and monitors primarily in Chile, Colombia, Mexico and Guatemala. Our in-country revenue accounted for 71.8% of total revenue for the three months ended June 30, 2007 compared to 69.4% of our total revenue for the three months ended June 30, 2006. Miami revenue increased to $71.6 million for the three months ended June 30, 2007 (net of $80.2 million of revenue derived from sales to our in-country operations) from $65.5 million for the three months ended June 30, 2006 (net of $61.0 million of revenue derived from sales to our in-country operations), representing an increase of 9.4%. This increase was primarily driven by increased sales of memory products, hard disk drives and software.

Gross Profit. Consolidated gross profit increased to $25.4 million for the three months ended June 30, 2007 from $21.2 million for the three months ended June 30, 2006, representing an increase of 19.7%. The increase was primarily driven by the higher sales volume in our in-country operations. In-country gross profit increased to $17.5 million for the three months ended June 30, 2007 from $14.2 million for the three months ended June 30, 2006, representing an increase of 23.2%. The increase in in-country gross profit was primarily attributable to the growth in sales in Chile, Colombia, Costa Rica, Peru and Ecuador. Miami gross profit increased to $8.0 million for the three months ended June 30, 2007 from $7.0 million for the three months ended June 30, 2006, representing an increase of 14.3%. The increase in Miami’s gross profit was primarily driven by the increase volume of memory products, hard disk drives and software. As a percentage of revenue gross margin increased to 10.0% from 9.9% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 due to improved margins on CPU and hard disk drive products that experienced severe price competition in the second quarter 2006.

Operating Expenses. Total operating expenses (which include selling, general and administrative expenses and depreciation and amortization) increased to $21.5 million for the three months ended June 30, 2007 from $13.7 million for the three months ended June 30, 2006, representing an increase of 57.1%. The increase was mainly driven by additional personnel and other expenses related to the growth in sales in our in-country operations primarily in Argentina, El Salvador, Uruguay, Peru and Costa Rica plus additional expense related to the move of our headquarters facility in Miami, Florida partially offset by operating improvements in Chile,

Colombia, Panama and Mexico. Additionally, on June 29, 2007 the Company entered into a settlement agreement with the Uruguayan tax authority and incurred a net pre-tax change of $3.8 million. Excluding the $3.8 million charge with the Uruguayan tax agency and Miami headquarters relocation expense, operating expenses increased $3.2 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, representing an increase of 23.3%.

Operating Income. Operating income decreased to $4.0 million for the three months ended June 30, 2007 from $7.5 million for the three months ended June 30, 2006, representing a decrease of 48.3%. As a percentage of revenue, operating income decreased to 1.5% in the second quarter of 2007 compared to 3.5% in the second quarter of 2006. This decrease was due primarily to the increase in the operating expenses in the three months ended June 30, 2007. Excluding the Uruguay settlement charge, operating income increased to $7.7 million for the three months ended June 30, 2007, representing a 2.1% increase over the three months ended June 30, 2006.

Other Expense (Income). Other expense decreased to $2.8 million for the three months ended June 30, 2007 from $5.5 million for the three months ended June 30, 2006, representing a decrease of 50.3%. This decrease was driven by foreign exchange gains primarily in Colombia and Chile partially offset by higher interest expense resulting from increased borrowings under our revolving credit facility.

Income Tax Provision. The provision for income taxes decreased to $0.6 million for the three months ended June 30, 2007 from $0.7 million for the same period prior year, representing a decrease of 21.1%. The decrease was due mainly to lower pretax earnings resulting from the Uruguay settlement charge.

Net Income. Net income decreased to $0.6 million for the three months ended June 30, 2007 from $1.3 million for the three months ended June 30, 2006, representing a decrease of 55.3%. The decrease was driven by the lower operating income due to the Uruguay settlement charge partially offset by foreign exchange gains in Colombia and Chile.

Comparison of the six months ended June 30, 2007 versus the six months ended June 30, 2006

The following table sets forth line items of our consolidated statement of operations as well as the percentages of revenue for each of the six-month periods ended June 30, 2007 and 2006:

	Percentages of Revenue
	2007		2006
Revenue	$498,147	100.0%	$427,299	100.0%
Cost of revenue	448,045	90.0%	383,181	89.7%
Gross profit	50,102	10.0%	44,118	10.3%
Selling, general and administrative	30,627	6.1%	26,045	6.1%
Uruguay settlement charge	3,827	0.7%	—	—
Miami headquarters relocation	800	0.2%	—	—

Total selling, general and administrative	35,254	7.1%	26,045	6.1%
Depreciation and amortization	1,677	0.3%	1,273	0.3%
Operating income	13,171	2.6%	16,800	3.9%
Income before taxes	5,950	1.2%	6,666	1.6%
Income tax provision	1,897	0.4%	2,169	0.5%
Net income	4,053	0.8%	4,497	1.1%

Revenue. Our consolidated revenues increased 16.6% to $498.1 million for the six months ended June 30, 2007, from $427.3 million for the six months ended June 30, 2006. The increase was primarily driven by higher sales of notebook computers of $23.4 million, software of $14.2 million, systems of $11.0 million, monitors of $10.8 million and memory products of $10.7 million. In-country revenue increased to $351.6 million for the six months ended June 30, 2007 from $292.5 million for the six months ended June 30, 2006, representing an increase of 20.2%. This revenue growth was driven mainly by the increased sales of notebooks and monitors primarily in Chile, Colombia, Mexico, Peru and Ecuador. Our in-country revenue accounted for 70.6% of total revenue for the six months ended June 30, 2007, compared to 68.5% of total revenue for the six months ended June 30, 2006. Miami revenue increased to $146.6 million for the six months ended June 30, 2007 (net of $148.7 million of revenue derived from sales to our in-country operations) from $134.8 million for the six months ended June 30, 2006 (net of $131.7 million of revenue derived from sales to our in-country operations), representing an increase of 8.8%.

Gross Profit. Gross profit increased to $50.1 million for the six months ended June 30, 2007 from $44.1 million for the six months ended June 30, 2006, representing an increase of 13.6%. The increase was primarily driven by the higher sales volume in our in-country operations. In-country gross profit increases to $33.6 million for the six months ended June 30, 2007 from $28.9 million for the six months ended June 30, 2006, an increase of 13.7%. The increase in in-country gross profit was primarily attributable to the growth in sales in Argentina, Chile, Colombia, Costa Rica and Ecuador partially offset by margin erosion in Guatemala and Jamaica due to increased competition and product mix. Miami gross profit increase to $16.9 million for the six months ended June 30, 2007 from $15.5 million for the six months ended June 30, 2006, representing and increase of 9.1%. Gross margin decreased to 10.0% from 10.3% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 due to strengthening currencies relative to the U.S. dollar in certain countries and pricing pressures resulting from increased competition primarily in Chile.

Operating Expenses. Total operating expenses (which include selling, general and administrative expenses and depreciation and amortization) increased to $36.9 million for the six months ended June 30, 2007 from $27.3 million for the six months ended June 30, 2006, representing an increase of 35.2%. Excluding the $3.8 million charge related to the Uruguayan tax agency settlement and the Miami headquarters relocation expense, operating expenses increased $5.0 million for the six months ended June 30, 2007, representing an increase of 18.3% over the six months ended June 30, 2006. The increase primarily driven by additional personnel and other expenses related to the growth in sales in our in-country operations in Argentina, El Salvador, Uruguay, Peru and Costa Rica plus the expenses related to the move of our headquarters facility in Miami, Florida partially offset by operating improvements in Chile, Colombia, Guatemala, Panama and Mexico.

Operating Income. Operating income decreased to $13.2 million for the six months ended June 30, 2007 from $16.8 million for the six months ended June 30, 2006, representing a decrease of 21.6%. As a percentage of revenue, operating income decreased to 2.6% in the six month period of 2007 compared to 3.9% in the same period of 2006. Excluding the $3.8 million settlement charge, operating income was $17.0 million for the six months ended June 30, 2007, representing a 1.0% increase over the six months ended June 30, 2006.

Other Expense (Income). Other expense decreased to $7.2 million for the six months ended June 30, 2007 from $10.1 million for the six months ended June 30, 2006, representing a decrease of 28.7%. This decrease was driven by foreign exchange gains of $1.0 million for the six months ended June 30, 2007 compared to a $2.6 million foreign exchange loss for the six months ended June 30, 2006. The improvement in foreign exchange for the period was partially offset by higher interest expense due to increased borrowing on our revolving credit facility.

Income Tax Provision. The provision for income taxes decreased to $1.9 million for the six months ended June 30, 2007 from $2.2 million for the same period prior year, representing a decrease of 12.5%. The decrease was due mainly to an increased portion of our pretax earnings generated in 2007 from Chile and Mexico which have lower income tax rates than the U.S. and the impact of the settlement with the Uruguay tax authorities.

Net Income. Net income decreased to $4.1 million for the six months ended June 30, 2007 from $4.5 million for the six months ended June 30, 2006, representing a decrease of 9.9%. The decline was driven by the $3.8 million settlement charge related to Uruguay partially offset by a decrease in Other Expense and the reduction in income taxes in 2007.

Liquidity and Capital Resources

Cash Flows

The IT products distribution business is working-capital intensive. Historically, we have financed our working capital needs through a combination of cash generated from operations, trade credit from our vendors, borrowings under revolving bank lines of credit (including issuance of letters of credit) asset-based financing arrangements that we have established in certain Latin American markets and the issuance of the 11 3/4 notes.

Our working capital at June 30, 2007 amounted to $104.3 million, compared to $98.2 million at December 31, 2006. Our cash and cash equivalents at June 30, 2007 amounted to $18.0 million, compared to $20.5 million as of December 31, 2006.

Cash flows from operating activities. Our cash flows from operations resulted in a requirement of $6.0 million for the six month period ended June 30, 2007 compared to a generation of $4.8 million for six month period ended June 30, 2006. This requirement was driven by higher working capital requirements due to an increase in trade accounts receivable and inventories due to the increase in revenue partially offset by higher trade accounts payable.

Cash flows from investing activities. Our cash flows from investing for the six month period ended June 30, 2007 was a requirement of $3.4 million compared to a requirement of $1.7 million for the six month period ended June 30, 2006. This increase was primarily driven by capital expenditures associated with the opening of our new headquarters facility in Miami and warehouse facility in Lima, Peru.

Cash flows from financing activities. Our cash flows from financing was a generation of $6.7 million for the six months ended June 30, 2007 compared to a requirement of $3.6 million for the six months ended June 30, 2006. This change was driven by increased borrowings against SBA’s revolving credit facility as a result of the increase in inventory levels.

Working Capital Management

The successful management of our working capital needs is a key driver of our growth and cash flow generation. The following table sets forth certain information about our trade accounts receivable, inventories and accounts payable, which are the largest elements of our working capital:

	As of June 30, 2007	As of December 31, 2006
	(Unaudited)
Balance sheet data:
Trade accounts receivable, net of allowance for doubtful accounts	$111,280	$89,290
Inventories	116,728	94,410
Accounts payable	130,676	95,972

	Six months ended June 30, 2007	Twelve months ended Dec 31, 2006
	(Unaudited)
Other data:
Trade accounts receivable days	40.4	36.6
Inventory days	47.1	43.2
Accounts payable days	(52.8)	(43.9)

Cash conversion cycle	34.7	35.9

Cash conversion cycle. One measure we use to monitor working capital is the concept of cash conversion cycle, which measures the number of days we take to convert accounts receivables and inventory, net of payables, into cash. Our cash conversion cycle declined to 34.7 days at June 30, 2007 from 35.9 days at December 31, 2006. This decline was primarily driven by an improvement in accounts payable days partially offset by higher inventory and an increase in the trade accounts receivable. Accounts payable days increased due to an expansion of credit capacity with certain key vendors while inventory days grew as a result of increased volume of sea-container shipments from Asia. Trade accounts receivable increase due to the volume of business with retail clients that demand 60-90 day credit terms.

Trade accounts receivable. We principally sell products to a large base of third-party distributors, resellers and retailers throughout Latin America and the Caribbean and to other Miami-based exporters of IT products to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No one customer accounted for more than 1.8% of sales. We provide trade credit to our customers in the normal course of business. The collection of a substantial portion of our receivables is susceptible to changes in Latin America and Caribbean economies and political climates. We monitor our exposure for credit losses and maintain allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting our industry. The financial condition of our customers and the related allowance for doubtful accounts is continually reviewed by management.

Prior to extending credit, a customer’s financial history is analyzed and, if appropriate, forms of personal guarantees are obtained. Our Miami and Chile operations use credit insurance and make provisions for estimated credit losses. Our other in-country operations make provisions for estimated credit losses but generally do not use credit insurance. The Miami insurance contract is with EULER American Credit Indemnity Company. The current policy expired on July 31, 2007 and was renewed for another one year term to July 31, 2008. This credit insurance policy covers trade sales to non-affiliated buyers. The policy’s aggregate limit is $20 million with an aggregate deductible of $0.5 million. In addition, 10% or 20% buyer coinsurance provisions apply, as well as sub-limits in coverage on a per-buyer and on a per-country basis.

Our large customer base and our credit policies allow us to limit and diversify our exposure to credit risk on our trade accounts receivable.

Inventory. We seek to minimize our inventory levels and inventory obsolescence rates through frequent product shipments, close and ongoing monitoring of inventory levels and customer demand patterns, optimizing use of carriers and shippers and negotiating clauses in some vendor supply agreements protecting against loss of value of inventory in certain circumstances. The Miami distribution center ships products to each of our in-country operations approximately twice per week by air and once per week by sea. These frequent shipments result in efficient inventory management and increased inventory turnover. We do not have long-term contracts with logistics providers, except in Mexico and Chile. Where we do not have long-term contracts, we seek to obtain the best rates and fastest delivery times on a shipment-by-shipment basis. Our Miami operations also coordinate direct shipments to third-party customers and our in-country operations from vendors in Asia.

Accounts payable. We seek to maximize our accounts payable days through centralized purchasing and management of our vendor back-end rebates, promotions and incentives. This centralization of the purchasing function allows our in-country operations to focus their attention on more country-specific issues such as sales, local marketing, credit control and collections. The centralization of purchasing also allows our Miami operation to control the records and receipts of all vendor back-end rebates, promotions and incentives to ensure their collection and to adjust pricing of products according to such incentives.

Capital Expenditures and Investments

Capital expenditures increased to $4.0 million for the six month period ended June 30, 2007 compared to $1.7 million for the same period in the prior year. This increase was primarily driven by capital expenditures related to the new headquarters facility in Miami, Florida and the additional warehouse facility in Lima, Peru.

We anticipate that capital expenditures will remain at approximately $3.5 million per year over the next few years as we continue to implement Sentai and upgrade our facilities in connection with the growth in our business.

Capital Resources

We currently believe that our cash on hand, anticipated cash provided by operations, available and anticipated trade credit and borrowings under our existing credit facility and lines of credit, will provide sufficient resources to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next 12 months. If our results of operations are not as favorable as we anticipate (including as a result of increased competition), our funding requirements are greater than we expect (including as a result of growth in our business), or our liquidity sources are not at anticipated levels (including levels of available trade credit), our resources may not be sufficient and we may have to raise additional capital to support our business. In addition, we may not be able to accurately predict future operating results or changes in our industry which may change these needs. We continually assess our capital needs and may seek additional financing as needed to fund working capital requirements, capital expenditures and potential acquisitions. We cannot assure you that we will be able to generate anticipated levels of cash from operations or to obtain additional debt or equity financing in a timely manner, if at all, or on terms that are acceptable to us. Our inability to generate sufficient cash or obtain financing could hurt our results of operations and financial condition and prevent us from growing our business as anticipated.

Many of our in-country operations also have limited credit facilities. These credit facilities fall into three categories: asset-based financing facilities, letter of credit and performance bond facilities, and unsecured revolving credit facilities and lines of credit. As of June 30, 2007, the total amount available under these credit facilities was $9.0 million, and the outstanding balance on these in-country facilities totaled approximately $4.7 million.

On August 25, 2005, we completed a $120.0 million offering of the 11 3/4% Notes. The notes are due January 15, 2011. The notes were sold at 99.057% of face value and carry a coupon rate of 11 3/4%. The proceeds of the offering were used to repay existing indebtedness, pay a dividend to our existing stockholders, and pay fees and expenses associated with the debt offering, with the remaining balance to be used for general corporate purposes. The notes are secured with 100.0% of the common shares of Intcomex Holdings, LLC and Intcomex Holdings SPC-1, LLC and 65.0% of the shares of IXLA Holdings, LTD plus a second priority lien on the assets of SBA.

Concurrent with the offering of the 11 3/4% Notes, SBA entered into a new $25.0 million three-year revolving credit facility with Comerica Bank. Borrowings against the facility bear interest at prime less 75 basis points and are secured on a first priority basis by all the assets of SBA (but excluding equity interests in SBA or our other direct and indirect subsidiaries). In 2006, SBA was in default under the credit facility as a result of SBA’s repayment of a portion of the outstanding principal under our intercompany loan with SBA. On November 2, 2006, Comerica granted a waiver and SBA and Comerica Bank amended the credit facility and a related subordination agreement to allow SBA to make certain payments on an intercompany loan from Intcomex, Inc., increase the minimum level of tangible effective net worth to $37.0 million (which minimum level shall decline from the third fiscal quarter of 2006 to the end of the third fiscal quarter of 2007 to $25.0 million and remain at $25.0 million thereafter) and extend the maturity date to August 25, 2009. As of June 30, 2007, the outstanding draws against the revolving credit facility was $19.6 million.

As of March 31, 2007, SBA was in default on its capital expenditure covenant under its revolving credit facility with Comerica Bank due to a delay in the relocation of our main warehouse and headquarters in Miami and a resulting delay in the timing of capital expenditures. On May 14, 2007, SBA requested and received a waiver from Comerica Bank on the covenant default and on May 15, 2007 entered into an amendment to the revolving credit facility agreement was signed increasing the facility to $27.5 million from $25.0 million and raising the 2007 capital expenditure limit to $2.5 million from $1.0 million.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in conformity with US GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of material contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we review and evaluate our estimates and assumptions, including, but not limited to, those that relate to revenue recognition, accounts receivable and vendor programs; inventories; goodwill and other long-lived assets; and income taxes. Our estimates are based on our historical experience and a variety of other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making our estimates about the carrying values of assets and liabilities that are not readily available from other sources. Although we believe our estimates, judgments and assumptions are appropriate and reasonable based upon available information, these assessments are subject to a wide range of factors; therefore, actual results could differ from these estimates.

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

Inventories. Our inventory levels are based on our projections of future demand and market conditions. Any unanticipated decline in demand or technological changes could cause us to have excess or obsolete inventories. On an ongoing basis, we review for estimated excess or obsolete inventories and make provisions for our inventories to reflect their estimated net realizable value based upon our forecasts of future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory obsolescence provisions may be required. Our estimates are influenced by the following considerations: the availability of protection from loss in value of inventory under certain vendor agreements, the extent of our right to return to vendors a percentage of our purchases, the aging of inventories, variability of demand due to economic downturn and other factors, and the frequency of product improvements and technological changes. Rebates earned on products sold are recognized when the product is shipped to a third party customer and are recorded as a reduction to cost of sales in accordance with EITF 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”.

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

We conduct business globally and, as a result, one or more of our subsidiaries, file income tax returns in U.S. federal, state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities in the countries in which we operate. Currently, we are under on going tax examinations in several countries. While such examinations are subject to inherent uncertainties, we do not currently anticipate that any such examination would have a material adverse impact on our consolidated financial statements.

Commitments and Contingencies. As part or our normal course of business, we are involved in certain claims, regulatory and tax matters. In the opinion of our management, the final disposition of such matters will not have a material adverse impact on our results of operations and financial condition.

Quantitative	and Qualitative Disclosures about Market Risk

Foreign exchange risk

Our principal market risk relates to foreign exchange rate sensitivity, which is the risk related to fluctuations of local currencies in our in-country markets, compared to the U.S. dollar. We generally do not engage in foreign currency hedging arrangements because either we do not believe it is cost-effective or it is not available to us for certain foreign currencies. Consequently, foreign currency fluctuations may adversely affect our results of operations, including our gross and operating margins.

A significant portion of our revenues from in-country operations is invoiced in currencies other than the U.S. dollar, even though prices for IT products in our in-country markets are based on U.S. dollar amounts. For the years ended December 31, 2006 and 2005, 40.7% and 34.9%, respectively, of our total revenue was invoiced in currencies other than the U.S. dollar. In addition, a significant majority of our cost of revenue is driven by the pricing of products in U.S. dollars. As a result, our gross profit and gross margins will be affected by fluctuations in foreign currency exchange rates. In addition, a significant amount of our in-country operating expenses are denominated in currencies other than the U.S. dollar. For the years ended December 31, 2006 and 2005, 57.9% and 54.4%, respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. As a result, our operating expenses and operating margins will be affected by fluctuations in foreign currency exchange rates.

In most markets, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, we invoice in local currency. Foreign currency fluctuations in these markets will impact our results of operations, both through foreign currency transactions and through the re-measurement of the financial statements into U.S. dollars. In the case of foreign currency transactions, inventory is initially recorded in the books and records of our in-country operations in the local currency at the exchange rate in effect on the date the inventory is received by our in-country operations. When a sale of this inventory is made by our in-country operations, it is invoiced and recorded in the books and records in the local currency based on the U.S. dollar price converted at the exchange rate in effect on the date of sale. As a result, the appreciation of a local currency in one of these markets between the time inventory is purchased and the time it is sold will reduce our gross profit in U.S. dollar terms, thereby reducing our gross margins. In these cases, the settlement of the initial payable owed to a vendor (including, in many cases, our Miami operations) results in a foreign exchange gain, which is included in Foreign exchange loss (Gain) in our consolidated statements of operations and which effectively offsets, in part, the reduction in gross profit. Conversely, the weakening of a local currency in one of these markets will have the opposite effect from those described above on our gross profit and gross margins.

The U.S. dollar is the functional currency in the preparation of our consolidated financial statements in all of our in-country operations, except in Mexico where the functional currency is the Mexican Peso. In most of our in-country operations, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, our books and records are prepared in currencies other than the U.S. dollar. For these countries, re-measurement into the U.S. dollar is required for the preparation of our consolidated financial statements and will impact our results of operations. The re-measurement of our operating expenses is performed using an appropriately weighted-average exchange rate for the period. For periods where the local currency has appreciated relative to the U.S. dollar, the re-measurement increases the value of our operating expenses, thereby adversely impacting our operating margins. Conversely, the weakening of a local currency in one of these markets will have the opposite effect from those described above on operating expenses and operating margins. For example, we estimate that a one percent weakening or strengthening of the U.S. dollar against these local currencies would have increased or decreased our selling, general and administrative expenses by $333,000 and $236,000 for the years ended December 31, 2006 and 2005, respectively. The re-

measurement of our monetary assets and liabilities is performed using exchange rates at the balance sheet date, with the changes being recognized in Foreign exchange loss (Gain) in our consolidated statements of operations.

In Ecuador, Panama and El Salvador, all of our transactions are conducted in U.S. dollars and all of our financial statements are prepared using the U.S. dollar, and therefore, foreign exchange fluctuations do not directly impact our results of operations.

We believe that our broad geographical scope reduces our exposure to the risk of significant and sustained currency fluctuations in any of our Latin American or Caribbean markets. In addition, a relatively small portion of the sales from our in-country operations in Argentina, Chile, Costa Rica, Peru and Uruguay can be invoiced, at the election of certain of our customers, in U.S. dollars, thereby reducing the overall impact of fluctuations in the foreign currency exchange rates in these countries. In addition, in Chile, we from time to time reduce our exposure to the risk of a currency devaluation by drawing on a Chilean peso-denominated line of credit to acquire U.S. dollars.

If there are large and sustained devaluations of local currencies, like those that occurred in Brazil in 2000 and Argentina in 2001, many of our products can become more expensive in local currencies. This could result in our customers having difficulty paying those invoices and, in turn, result in decreases in revenue. Moreover, such devaluations may adversely impact demand for our products because our customers may be unable to afford them. In these circumstances, we will usually offer a repayment plan for an affected customer, which in our experience has usually resulted in successful collection. In addition, substantially all of our Miami operations’ accounts receivable (other than accounts receivable owed by affiliates) are insured by Euler Hermes ACI up to an aggregate limit of $20.0 million with an aggregate deductible of $ 0.5 million. In addition, 10% or 20% buyer coinsurance provisions apply, as well as sub-limits in coverage on a per-buyer and on a per-country basis.

It is our policy not to enter into foreign currency transactions for speculative purposes.

Interest rate risk

We are also exposed to market risk related to interest rate sensitivity, which is the risk that future changes in interest rates may affect our net income or our net assets.

Given that a majority of our debt is a fixed rate obligation, we do not believe that we have a material exposure to interest rate fluctuations. For 2006, assuming our $25.0 million floating rate revolving credit facility with Comerica Bank was fully drawn for the entire year, a 1.0% (100 basis points) increase (or decrease) in the prime lending rate would result in $250,000 increase (or decrease) in our current expense for the year.

It is our policy not to enter into interest rate transactions for speculative purposes.

Item 4.	Controls and Procedures

There have been no changes in the Company’s internal control over financial reporting that have occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, due to the circumstances in Uruguay we are currently examining our third-party purchasing controls and implemented additional measures including centralized corporate oversight of all purchases by local operations from non-OEM third parties and enhanced IT systems to strengthen purchasing controls, in particular in the areas of treasury, accounting and purchasing. Following completion of our investigation, the general manager of our Uruguayan subsidiary resigned.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

The Company maintains a system of internal controls to provide reasonable assurance that the Company’s assets are safeguarded and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in accordance with accounting principles accepted in the United States. However, the Company’s management does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected. These inherent limitations include the realities that judgments in decision making can be faulty. Breakdown in the control systems can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate. Due to these inherent limitations, misstatements due to error or fraud may occur and not be detected.

Part II. Other Information

Item 1.	Legal Proceedings

In the normal course of business, the Company is subject to litigation. In the opinion of management, the ultimate resolution of the present litigations will not have a material adverse effect on the condensed consolidated financial statements.

For a description of the settlement agreements between our Uruguayan subsidiary and Uruguayan regulatory authorities whereby the risk connected with, and the commitment of potentially significant financial and managerial resources to, potential regulatory claims was avoided, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Uruguay Tax Audit”.

Item 1A. Risk Factors.

Risks Relating to Our Business

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

The IT products distribution industry in Latin America and the Caribbean is very fragmented. In certain markets, we compete against large multinational public companies (including Ingram Micro, Tech Data, SYNNEX and Bell Microproducts) that are significantly better capitalized than we are and potentially have greater bargaining power with vendors than we do. In addition, our main competitor in Mexico, Ingram Micro, has a significantly larger market share than we do in that country. In all of our in-country markets, we also compete against a substantial number of locally-based distributors, many of which have a lower cost structure than we do, in some cases because they operate in the gray market and the local “informal” economy. Due to intense competition in our industry, we may not be able to compete effectively against our existing competitors or against new entrants to the industry, or to maintain or increase our sales, market share or margins.

Our relatively high margins, together with improving regional economic conditions, may attract new competitors into our markets, which may cause our results of operations to decline.

Historically, we have had relatively high margins as compared to our public company competitors. Our relatively high margins may attract new competition into our markets, including competition from companies employing alternate business models such as manufacturer direct sales. Improvements in economic conditions in countries in which we operate, including an increase in per capita income levels, will likely lead to an increase in demand for IT products in these countries, thereby making our business more attractive to our competitors. Loss of existing or future market share to new competitors and increased price competition could hurt our results of operations.

Our management and financial reporting systems, internal and disclosure controls and finance and accounting personnel may not be sufficient to meet our management and reporting needs.

We rely on a variety of management and financial reporting systems and internal controls to provide management with accurate and timely information about our business and operations. This information is important to enable management to capitalize on business opportunities and identify unfavorable developments and risks at an early stage. We also rely on these management and financial reporting systems and internal and disclosure controls to enable us to prepare accurate and timely financial information for our investors. We have identified the need to expand our finance and accounting staff and enhance internal controls at both the corporate and in-country levels, and to enhance the training of in-country management personnel regarding internal controls and management reporting, to meet our current and anticipated needs.

The challenge of establishing and maintaining sufficient systems and controls and hiring, retaining and training sufficient accounting and finance personnel has intensified as our business has grown rapidly in recent years and expanded into new geographic markets. Our current management and financial reporting systems, internal and disclosure controls and finance and accounting personnel may not be sufficient to enable us to effectively manage our business, identify unfavorable developments and risks at an early stage and produce financial information in an accurate and timely manner. Deficiencies in our controls may have contributed to the circumstances that led to our recent settlements following a tax audit with the Uruguayan tax and customs authorities. These settlements resulted in a net pretax charge of $3.8 million to the company in the second quarter of 2007 as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Uruguay Tax Audit.” Moreover, a targeted review of various internal controls in our in-country operations related to certain key components of our financial statements initiated as a follow up to the Uruguay tax audit indicated various areas in which controls should be improved. We have implemented, or are implementing, control improvements to address these issues.

Our failure to establish and maintain sufficient management and financial reporting systems and internal and disclosure controls, to hire, retain and train sufficient accounting and finance personnel, and to enhance the training of in-country management personnel regarding internal controls and management reporting could impair our ability to prepare accurate and timely financial information and have a material adverse effect on our business, results of operations and financial condition.

Our internal controls may not prevent violations of the various national and local laws, rules and regulations to which we are subject in the United States, Latin America and the Caribbean.

We are subject to a variety of national and local laws, rules and regulations in multiple jurisdictions. Ensuring compliance by our foreign and U.S. based subsidiaries requires significant investment in systems, and procedures as well as management attention. Although we maintain a system of internal controls and devote management attention to ensuring an appropriate control environment, we may not be able to prevent or detect all errors, irregularities, violations or offenses. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that its objectives are met. Its inherent limitations include the realities that judgments in decision-making can be faulty and failures can occur because of a simple mistake. In addition, controls can be circumvented by the acts of an individual, collusion of two or a group of people or by management’s decision to override the existing controls. As discussed in the preceding risk factor, deficiencies in our controls may have contributed to the circumstances that led to our recent settlements with the Uruguayan tax and customs authorities. Although we expect our new company-wide financial reporting system Sentai to enhance the control of daily operating functions by our senior management, Sentai has yet to be implemented in four out of 12 countries in which we have operations and even where implemented, may not enable us to prevent or detect all errors, irregularities, violations or offenses.

Proper compliance with the tax laws in the countries in which we operate can be particularly complex. Our foreign and U.S. based subsidiaries are subject to routine tax audits by the Internal Revenue Service and other domestic and foreign tax authorities. We believe that we are in compliance with the tax laws affecting our operations, but tax authorities could have differing views and interpretations.

Alleged violations of any laws, rules or regulations and the opening of investigations by regulatory authorities may harm our reputation, regardless of the outcome. If we are found to have violated any laws, rules or regulations, we may be subject to civil or criminal penalties, which could have a material adverse effect on our business, results of operations and financial condition.

If the IT products market in Latin America and the Caribbean does not grow as we expect, we will not be able to maintain or increase our present growth rate and our results of operations and financial condition could be affected.

Historically, the growth of our business has been driven in large part by the growth of the IT products market in Latin America and the Caribbean. In particular, we have benefited from rapid growth in PC and Internet penetration rates. We expect that our future growth will also depend in large part on further growth in the IT market including growth in PC and Internet penetration rates and increasing demand for notebook computers. If the IT products market does not grow as quickly and in the manner we expect for any reason, including as a result of economic, political, social or legal developments in Latin America and the Caribbean, we may not be able to maintain or grow our business as expected which could have an impact on our results of operations and financial condition.

Economic, political, social or legal developments in Latin America and the Caribbean could hurt our results of operations and financial condition.

Historically, sales to Latin America and the Caribbean have accounted for almost all of our consolidated revenues. As a result, our financial results are particularly sensitive to the performance of the economies of countries in Latin America and the Caribbean. If local, regional or worldwide developments adversely affect the economies of any of the countries in which we do business, our results of operations and financial condition could be hurt. Our results are also impacted by political and social developments in the countries in which we do business and changes in the laws and regulations affecting our business in those regions. Changes in local laws and regulations could, among other things, make it more difficult for us to sell our products in the affected countries, restrict or prevent our receipt of cash from our customers, result in longer payment cycles, impair our collection of accounts receivable and make it more difficult for us to repatriate capital and dividends from our foreign subsidiaries to the ultimate U.S. parent company.

The economic, political, social and legal risks we are subject to in Latin America and the Caribbean include but are not limited to:

•	deteriorating economic, political or social conditions;

•	additional tariffs, import and export controls or other trade barriers that restrict our ability to sell products into countries in Latin America and the Caribbean;

•	changes in local tax regimes, including the imposition of significantly increased withholding or other taxes or an increase in value added tax or sales tax on products we sell;

•	changes in laws and other regulatory requirements governing foreign capital transfers and the repatriation of capital and dividends;

•	increases in costs for complying with a variety of different local laws, trade customs and practices;

•	delays in shipping and delivering products to us or customers across borders for any reason, including more complex and time-consuming customs procedures; and

•	fluctuations of local currencies.

Any adverse economic, political, social or legal developments in the countries in which we do business could harm our results of operations and financial condition.

Fluctuations in foreign currency exchange rates could hurt our results of operations.

We generally do not engage in foreign currency hedging arrangements because either we do not believe it is cost-effective or it is not available to us for certain foreign currencies. Consequently, foreign currency fluctuations may adversely affect our results of operations, including our gross margins and operating margins.

A significant portion of our revenues from in-country operations is invoiced in currencies other than the U.S. dollar, and a significant amount of our in-country operating expenses are denominated in currencies other than U.S. dollars. In markets where we invoice in local currency, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, the appreciation of a local currency will reduce our gross profit and gross margins in U.S. dollar terms. In markets where our books and records are prepared in currencies other than the U.S. dollar, the appreciation of a local currency will increase our operating expenses and decrease our operating margins in U.S. dollar terms.

Large and sustained devaluations of local currencies, like those that occurred in Brazil in 2000 and Argentina in 2001, can make many of our products more expensive in local currencies. This could result in our customers having difficulty paying those invoices and, in turn, result in decreases in revenue. Moreover, such devaluations may adversely impact demand for our products because our customers may be unable to afford them.

For a more detailed discussion of the effect of foreign currency fluctuations on our results of operations, see “Quantitative and Qualitative Disclosures About Market Risks—Foreign exchange risk.”

We could experience difficulties in staffing and managing our foreign operations.

We have many sales and distribution centers in multiple countries, which requires us to attract managers of our business in each of those locations. In establishing and developing many of our in-country sales and distribution operations, we have relied in large part on the local market knowledge and entrepreneurial skills of a limited number of local managers in those markets. We have no employment agreements with any of our in-country managers. The loss of the services of any of these managers could adversely impact our results of operations in the market in which the manager is located. Further, it may prove difficult to find and attract new talent (including accounting and finance personnel) in our existing markets or any new markets we enter in Latin America and the Caribbean who possess the expertise required to successfully manage and operate our in-country sales and distribution operations. If we fail to recruit highly qualified candidates, we may experience greater difficulty realizing our growth strategy, which could hurt our results of operations.

If we lose the services of our key executive officers, we may not succeed in implementing our business strategy.

We are currently managed by certain key executive officers, including both of our founders, Anthony Shalom and Michael Shalom. These individuals have extensive experience and knowledge of our industry and the many local markets in which we operate. They also have been integral in establishing and expanding some of our most significant customer relationships and building our unique distribution platform. The loss of the services of these key executive officers could adversely affect our ability to implement our business strategy, and new members of management may not be able to successfully replace them. With the exception of an employment agreement with our Chief Financial Officer, we have no employment agreements with any of our key executive officers.

We are dependent on a variety of IT and telecommunications systems and are subject to additional risks as we are in the process of implementing a new company-wide reporting system.

We are dependent on a variety of IT and telecommunications systems, including systems for managing our inventories, accounts receivable, accounts payable, order processing, shipping and accounting. In addition, our ability to price products appropriately and the success of our expansion plans depend to a significant degree upon our IT and telecommunications systems. We are in the process of installing Sentai, a new company-wide financial reporting system. Sentai is a scalable IT system that enables simultaneous decentralized decision-making by our employees involved in sales and purchasing while permitting control of daily operating functions by our senior management. We are also using the Sentai logistics and inventory management system in order to better adapt to higher shipping volumes. The system has been implemented in eight of our 12 in-country locations and in our Miami location. We expect to complete implementation in the remaining locations by year-end 2008. Our experience with this new platform is limited and each new installation requires the training of our local employees. In addition, new installations may require further modifications in order to handle the different accounting requirements in each of the countries in which it is installed. Any delay in installation or temporary or long-term failure of these systems, once installed, could hurt our results of operations. Also, our failure to adapt and upgrade our systems to keep pace with our future development and expansion could hurt our results of operations.

Our substantial debt could harm our results of operations and financial condition.

We have now and will continue to have a substantial amount of debt, which requires significant interest and principal payments. As of June 30, 2007, we had $144.6 million of total debt outstanding (consisting of $119.4 million outstanding under our 11 3/4% Notes, net of discount, $19.6 million outstanding under the revolving credit facility of Software Brokers of America, or SBA, our wholly-owned subsidiary, $5.1 million of outstanding debt of our foreign subsidiaries and $0.5 million of capital leases). Subject to the limits contained in the indenture governing our 11 3/4% Notes and our other debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we incur additional debt, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to the holders of our common stock, including the following:

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

The indenture governing our 11 3/4% Notes and the credit agreement governing SBA’s revolving credit facility impose significant operating and financial restrictions on our company and our subsidiaries, which may prevent us from capitalizing on business opportunities.

The indenture governing our 11 3/4% Notes imposes significant operating and financial restrictions on us. These restrictions limit our ability (and the ability of our subsidiaries) to, among other things:

•	incur additional indebtedness or enter into sale and leaseback obligations;

•	pay certain dividends or make certain distributions on our capital stock or repurchase our capital stock;

•	make certain investments or other restricted payments;

•	place restrictions on the ability of subsidiaries to pay dividends or make other payments to us;

•	engage in transactions with shareholders or affiliates;

•	sell certain assets or merge with or into other companies;

•	guarantee indebtedness; and

•	create liens.

SBA’s revolving credit facility limits SBA’s ability, among other things, to:

•	incur additional indebtedness;

•	make certain capital expenditures;

•	guarantee obligations, other than SBA’s guarantee of our 11 3/ 4% Notes;

•	create or allow liens on assets, other than liens securing our 11 3/4% Notes;

•	make investments, loans or advances;

•	pay dividends, make distributions and undertake stock and other equity interest buybacks;

•	make certain acquisitions;

•	engage in mergers, consolidations or sales of assets;

•	use proceeds of the revolving credit facility for certain purposes;

•	enter into certain lease obligations;

•	enter into transactions with affiliates on non-arms’ length terms;

•	sell or securitize receivables;

•	make certain payments on subordinated indebtedness; or

•	create or acquire subsidiaries.

In addition, SBA’s revolving credit facility requires SBA to:

•

maintain a tangible effective net worth (tested quarterly) of at least $37.0 million, which minimum level shall decline from the end of the third fiscal quarter of 2006 to the end of the third fiscal quarter of 2007 to $25.0 million and remain at $25.0 million thereafter;

•	maintain a ratio of senior debt to tangible effective net worth (tested quarterly) of not more than 2.5 to 1.0; and

•	maintain, for each fiscal year, net income of not less than $0.

As a result of these covenants and restrictions, we are limited in how we conduct our business and we may be unable to raise additional debt financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive or additional covenants. We may not be able to maintain compliance with our current covenants or any additional covenants in the future and, if we fail to do so, we may not be able to obtain waivers from the lenders and/or amend any such covenants.

In 2006, SBA was in default under its revolving credit facility with Comerica Bank as a result of SBA’s repayment of a portion of the outstanding principal under our intercompany loan to SBA. SBA was prohibited from repaying any principal under the intercompany loan pursuant to a subordination agreement with the lender under the revolving credit facility. The lender granted a waiver of the default and amended the revolving credit facility and related subordination agreement to allow SBA to repay the principal under the intercompany loan ($22.6 million of which remains outstanding), which amounts we expect to use to pay interest and a portion of the sinking funds payments due under our 11 3/4% Notes. As of March 31, 2007, SBA was in default on its capital expenditure covenant under its revolving credit facility with Comerica Bank due to a delay in the relocation of our main warehouse and headquarters in Miami and a resulting delay in the timing of capital expenditures. On May 14, 2007, SBA requested and received a waiver from Comerica Bank on the covenant default and on May 15, 2007 an amendment to the revolving credit facility was signed increasing the facility to $27.5 million from $25.0 million and raising the 2007 capital expenditure limit to $2.5 million from $1.0 million.

If SBA needs to seek additional waivers for any reason under its current revolving credit facility or any replacement facility in the future, it may not be able to obtain them on acceptable terms or at all. If SBA fails to obtain such waivers or a replacement facility, we may not have resources sufficient at our parent company level to meet our anticipated debt service requirements, capital expenditures and working capital needs.

Our and SBA’s failure to comply with the restrictive covenants described above could result in an event of default, which, if not cured or waived, could result in either of us having to repay our respective borrowings before their respective due dates. If we or SBA is forced to refinance these borrowings on less favorable terms, our results of operations or financial condition could be harmed.

We have significant credit exposure to our customers. If we are unable to manage our accounts receivable, our results of operations and financial condition could be hurt and liquidity could be reduced.

We extend credit for a significant portion of sales to our customers. We are subject to the risk that our customers fail to pay or delay payment for the products they purchase from us, resulting in longer payment cycles, increased collection costs, defaults exceeding our expectations and an adverse impact on the cost or availability of financing. These risks may be exacerbated by a variety of factors, including adverse economic conditions, decreases in demand for our products and negative trends in the businesses of our customers.

We have a number of credit facilities under which the amount we are able to borrow is based on the value and quality of our accounts receivable. The value and quality of our accounts receivable is affected by several factors, including:

•	the collectibility of our accounts receivable;

•	general and regional industry and economic conditions; and

•	our and our customers’ financial condition and creditworthiness.

Any reduction in our borrowing capacity under these credit facilities could adversely affect our ability to finance our working capital and other needs.

Although we obtain credit insurance against the failure to pay or delay in payment for our products by some of the customers of our Miami operations, our results of operations and liquidity could be hurt by a loss for which we do not have insurance or that is subject to an exclusion or that exceeds our applicable policy limits. In addition, increasing insurance premiums could adversely affect our results of operations. Moreover, failure to obtain credit insurance may have a negative impact on the amount of borrowing capacity available to our Miami-based operations under SBA’s revolving credit facility.

Our expansion into new markets may present additional risks that could hurt our results of operations.

We currently have in-country sales and distribution operations in 12 Latin American and Caribbean countries and a sales office in Brazil. We expect to enter into new geographic markets both within the countries where we already conduct operations and in new countries where we have no prior operating or distribution experience. In new markets, we will face challenges such as customers’ lack of awareness of our brand, difficulties in hiring personnel and our unfamiliarity with local markets. New markets may also have different competitive conditions from our existing markets and may generate lower margins. Any failure on our part to recognize or effectively respond to these differences may limit the success of our operations in those markets, which in turn could hurt our results of operations.

We depend on a relatively small number of vendors for products that make up a significant portion of our revenue.

A significant portion of our revenue is derived from products manufactured by a relatively small number of vendors. For the six months ended June 30, 2007 and the years ended December 31, 2006 and 2005, our top ten vendors manufactured products that accounted for 65.0%, 63.8% and 64.0% of our revenue, respectively, and the products of one top vendor accounted for 16.8% of our revenue in the six months ended June 30, 2007, the products of the same top vendor accounted for 14.8% of our revenue in 2006 and the products of a different top vendor accounted for 14.8% of our revenue in 2005. We expect that we will continue to obtain most of our products from a relatively small number of vendors and that the portion of our revenue that we obtain from such vendors may continue to increase in the future. Due to intense competition in the IT products distribution industry, our key vendors can choose to work with other distributors and, pursuant to standard terms in our vendor agreements, may terminate their relationships with us on short notice. The loss of a relationship with any of our key vendors may hurt our results of operations.

Our business growth is dependent on receiving adequate trade credit from our vendors.

Our business is working capital intensive and our vendors historically have been an important source of funding our business growth through the provision of trade credit. We expect to continue to rely on trade credit from our vendors to provide a significant amount of our working capital. If our vendors fail to provide us with sufficient trade credit, including larger amounts of trade credit, in a timely manner as our business grows, we may have to rely on other sources of financing, which may not be readily available or, if available, may not be on terms acceptable or favorable to us. If we are unable to obtain sufficient trade credit from our vendors or other sources in a timely manner, our results of operations could be adversely affected and our growth inhibited.

In addition, our ability to pay for products is largely dependent on our principal vendors providing us with payment terms that facilitate the efficient use of our capital. The payment terms we receive from our vendors are based on several factors, including (i) our recent operating results, financial position (including our level of indebtedness) and cash flows; (ii) our payment history with the vendor; (iii) the vendor’s credit granting policies (including any contractual restrictions to which it is subject), our creditworthiness (as determined by various entities) and general industry conditions; (iv) prevailing interest rates; and (v) the vendors’ ability to obtain credit insurance in respect of amounts that we owe. Adverse changes in any of these factors, many of which are not within our control, could increase the costs to us of financing our inventory and may limit or eliminate our ability to obtain vendor financing and hurt our results of operations and financial condition.

We are dependent on the terms of the sales agreements provided by our vendors.

Our business is highly dependent on the terms of the sales agreements provided by our vendors. Generally, each vendor has the ability to unilaterally change the terms and conditions of its sales agreements for future orders, including by reducing the level of purchase discounts, rebates and marketing programs available to us. If we are unable to pass the impact of these changes through to our reseller and retailer customers (usually through increased prices), our results of operations could be hurt.

We are dependent on vendors to maintain adequate inventory levels.

We depend on our vendors to maintain adequate inventory. Our inventory levels may vary from period to period, due primarily to the anticipated and actual sales levels and our purchasing levels. The IT industry occasionally experiences an oversupply of IT products, which vendors then sell on the market at reduced prices. The most recent example of such an oversupply that affected us was the excess supply of Intel processors at the end of 2005 and during the first half of 2006, which resulted in us selling Intel processors at prices below our cost. Although we continued buying and distributing Intel processors during that period to maintain our relationship with Intel, our margins were adversely affected despite rebates we received from Intel at the end of 2006. If similar oversupplies occur in the future, our results of operations could be adversely affected again.

The IT industry is also characterized by periods of severe product shortages due to vendors’ difficulties in projecting demand for certain products distributed by us. When such product shortages occur, we typically receive an allocation of products from the vendor. There can be no assurance that vendors will be able to maintain an adequate supply of products to fulfill all of our customer orders on a timely basis. Any supply shortages or delays (some or all of which are beyond our control) could cause us to be unable to service customers on a timely basis. If the decline in sales due to product shortages is not offset by higher margins, this could hurt our results of operations.

We are subject to the risk that our inventory values may decline.

The IT products distribution industry is subject to rapid technological change, new and enhanced product specification requirements and evolving industry standards. These factors may cause a substantial decline in the value of our inventory or may render all or substantial portions of our inventory obsolete. Changes in customs or security procedures in the countries through which our inventory is shipped, as well as other logistical difficulties that slow the movement of our products to our customers, can also exacerbate the impact of these factors. While some of our vendors offer us limited protection against the decline in value of our inventory due to technological change or new product developments in the form of credit or partial refunds, these protective policies are largely subject to the discretion of our vendors and change from time to time. In addition, we distribute private label products for which price protection and rights of return are not customarily contractually available, and for which we bear increased risks. In any event, the protective terms of our vendor agreements may not adequately cover declines in our inventory value and these vendors may discontinue providing these terms at any time in the future.

We are dependent on our vendors’ ability to respond quickly to technological changes and innovations.

Our ability to stay competitive in the IT products distribution industry and increase our customer base depends on our ability to offer, on a continuous basis, a selection of appealing products that reflect our customers’ preferences. To be successful, our product offerings must be broad in scope, competitively priced, well-made, innovative and attractive to a wide range of consumers whose preferences may change regularly. This depends in large part on the ability of our key vendors to respond quickly to technological changes and innovations and to manufacture new products that meet the new and changing demands of our customers and requires on the part of vendors a continuous investment of resources to develop and manufacture new products. If our key vendors fail to respond on a timely basis to the rapid technological changes that have been characteristic of the IT products industry, fail to provide new products that are desired by consumers or otherwise fail to compete effectively against other IT products manufacturers, the products that we offer may be less desirable to consumers and we could suffer a significant decline in our revenue. The ability and willingness of our vendors to develop new products depends on factors beyond our control. If our product offerings fail to satisfy consumers’ tastes or respond to changes in consumer preferences, our revenues may decline and our competitors may gain additional market share.

Direct sourcing by our customers could hurt our results of operations.

We occupy a position in the middle of the IT products distribution chain in Latin America and the Caribbean, between IT product vendors, on the one hand, and locally-based distributors, resellers and retailers, on the other. Further industry consolidation, increased competition, technological changes and other developments, including improvements in regional infrastructure, may cause our vendors to bypass us and sell directly to our customers. As a result, our distributor, reseller and retailer customers and our vendors may increase the level of direct business they do with each other, which could hurt our results of operations.

We may suffer from theft of inventory.

We store significant quantities of inventory at warehouses in Miami and throughout Latin America and the Caribbean. We and our third party shippers have experienced inventory theft at, or in transit to or from, certain facilities in several of our locations at various times in the past. In the future, we may be subject to significant inventory losses due to theft from our warehouses, hijacking of trucks carrying our inventory or other forms of theft. The implementation of security measures beyond those we already utilize, which include the establishment of alarm systems in our warehouses, GPS tracking systems on delivery vehicles and armed escorts for shipment of our products, in each case in certain of our locations, would increase our operating costs.

Any losses of inventory could exceed the limits of, or be subject to an exclusion from, coverage under our insurance policies. Claims filed by us under our insurance policies could lead to increases in the insurance premiums payable by us or the termination of coverage under the relevant policy. In addition, because of concerns arising from large damage awards and incidents of terrorism, it has become increasingly difficult for us to obtain adequate terrorism insurance coverage at reasonable costs.

We rely on third party shippers and carriers whose operations are outside our control.

We rely on arrangements with third-party shippers and carriers such as independent shipping companies for timely delivery of our products to our in-country sales and distribution operations and third-party distributors, resellers and retailers. As a result, we are subject to carrier disruptions and increased costs due to factors that are beyond our control, including labor strikes, inclement weather and increased fuel costs. If the services of any of these third parties become unsatisfactory, we may experience delays in meeting our customers’ product demands and we may not be able to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and could cause us to lose customers.

We may not realize the expected benefits from any future acquisitions.

As part of our strategy, we may pursue acquisitions in the future. Our success in realizing the expected benefits from any business acquisitions depends on a number of factors, including retaining or hiring local management personnel to run our operations in new countries, successfully integrating the operations, IT systems, customers, vendors and partner relationships of the acquired companies and devoting sufficient capital and management attention to the newly acquired companies in light of other operational needs. Our efforts to implement our strategy could be affected by a number of factors beyond our control, such as increased competition and general economic conditions in the countries where the newly acquired companies operate. Any failure to effectively implement our strategy could hurt our results of operations.

We anticipate that we may need to raise additional financing, which may not be available on terms acceptable to us, if at all.

We expect our operating expenditures and working capital needs will increase over the next several years as our sales volume increases and we expand our geographic presence and product portfolio. We currently believe that our cash on hand, anticipated cash provided by operations, available and anticipated trade credit and borrowings under SBA’s revolving credit facility and our in-country lines of credit, will provide sufficient resources to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next 12 months. If our results of operations are not as favorable as we anticipate (including as a result of increased competition), our funding requirements are greater than we expect (including as a result of growth in our business) or our liquidity sources are not at anticipated levels (including levels of available trade credit), our resources may not be sufficient and we may have to raise additional capital to support our business. In addition, we may not be able to accurately predict future operating results or changes in our industry which may change these needs. In the event that such additional financing is necessary, we may seek to raise such funds through public or private equity or debt financing or other means. We may not be able to obtain additional financing when we need it, or we may not be able to raise financing on terms acceptable to us. In the event that adequate funds are not available in a timely manner, our business and results of operations may be harmed.

We are exposed to increased costs and risks associated with complying with the Sarbanes-Oxley Act of 2002 and other corporate governance and disclosure standards.

The Sarbanes-Oxley Act of 2002, or SOX, as well as rules implemented by the Securities and Exchange Commission, or the SEC, and the Nasdaq Global Market, require us to adopt various corporate governance practices and implement various internal controls when we become a public company. Our efforts to comply with evolving laws, regulations and standards applicable to public companies have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time from revenue-generating activities to compliance activities.

In particular, Section 404 of SOX requires our management to annually review and evaluate our internal controls over financial reporting and attest to the effectiveness of these controls beginning with our fiscal year ended December 31, 2007. Our independent registered public accounting firm is required by SOX to attest to managements’ assessment beginning with our fiscal year ended December 31, 2008. We are currently working towards ensuring that adequate resources and expertise, both internal and external, are put in place to meet this requirement. To date, our ongoing efforts to comply with Section 404 have required the commitment of significant financial and managerial resources. Though we are currently making efforts to become compliant with Section 404 requirements in a timely manner, we may be unable to achieve compliance by the required dates. In the event that our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our controls over financial reporting are not effective as required by Section 404 of SOX at any time in the future, investor perceptions of us and our reputation may be adversely affected, the trading price of our securities may decline and we may incur significant additional costs to remedy shortcomings in our internal controls.

We are exposed to the risk of natural disasters, war and terrorism.

Our Miami headquarters, some of our sales and distribution centers and certain of our vendors and customers are located in areas prone to natural disasters such as floods, hurricanes, tornadoes or earthquakes. In addition, demand for our services is concentrated in major metropolitan areas. Adverse weather conditions, major electrical or telecommunications failures or other events in these major metropolitan areas may disrupt our business and may adversely affect our ability to distribute products. Our exposure to these risks may be heightened because we do not have a comprehensive disaster recovery system or disaster recovery plan. Our failure to have such a system or plan in place could hurt our results of operations and financial condition.

We operate in multiple geographic markets, several of which may be susceptible to acts of war and terrorism. Security measures and customs inspection procedures have been implemented in a number of jurisdictions in response to the threat of terrorism. These procedures have made the import and export of goods, including to and from our Miami headquarters, more time-consuming and expensive. Such measures have added complexity to our logistical operations and may extend our inventory cycle. Our business may be harmed if our ability to distribute products is further impacted by any such events. In addition, more stringent processes for the issuance of visas and the admission of non-U.S. persons to the United States may make travel to our headquarters in Miami by representatives of some vendors and customers more difficult. These developments may also hurt our relationships with these vendors and customers.

The combination of the factors described above could diminish the attractiveness of Miami as a leading business center for Latin America and the Caribbean in general, and as the central hub for the Latin American and Caribbean IT products distribution industry in particular. In the event of the emergence of one or more other hubs serving Latin America and the Caribbean that are more favorable to IT distributors, competitors operating in those locations could have an advantage over us. The relocation of all or a part of our main warehouse and logistics center in Miami to any such new hubs could materially increase our operating costs or capital expenditures.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Description
10.1	Indemnity Agreement Letter

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Anthony Shalom
Anthony Shalom	Chairman of the Board of Directors Chief Executive Officer	August 17, 2007

/s/ Michael F. Shalom
Michael F. Shalom	President	August 17, 2007

/s/ Russell A. Olson
Russell A. Olson	Chief Financial Officer	August 17, 2007

Exhibit Index

Exhibit No.	Description
10.1	Indemnity Agreement Letter

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits filed with this Form 10-Q.