Form 10-Q
period 2007-09-30
Intcomex, Inc.
filed 2007-11-14
CIK 1359425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-134090

Intcomex, Inc.

(Exact name of registrant as specified in its charter)

Delaware	65-0893400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3505 NW 107th Avenue

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2007, there were 100,000 shares of the registrant’s common stock, voting, $0.01 par value, and 2,182 shares of the registrant’s Class B common stock, non-voting, $0.01 par value, outstanding.

INTCOMEX, INC.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

Intcomex, Inc.

Condensed Consolidated Balance Sheets

(Dollars in 000’s, except share data)

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$13,320	$20,574
Trade accounts receivable (net of allowance for doubtful accounts of $5,076 and $4,066 at September 31, 2007 and December 31, 2006, respectively)	118,909	89,290
Inventories	106,175	94,410
Prepaid expenses and other	36,762	30,084

Total current assets	275,166	234,358

Property and equipment, net	14,702	11,019
Goodwill	34,257	34,257
Identifiable intangible assets, net	3,235	3,883
Other assets	10,049	9,058

Total assets	$337,409	$292,575

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities
Lines of credit	$33,124	$17,653
Current maturities of long-term debt	5,638	5,376
Accounts payable	116,686	95,972
Accrued expenses and other	16,349	17,038
Related parties	47	97

Total current liabilities	171,844	136,136

Long-term debt, net of current portion	111,527	114,833
Other long-term liabilities	4,321	3,269

Total liabilities	287,692	254,238
Commitments and contingencies

Shareholders’ equity
Common stock, voting $0.01 par value, 140,000 shares authorized; 100,000 shares issued and outstanding	1	1
Common stock, non-voting $0.01 par value, 10,000 shares authorized; 2,182 shares issued and outstanding	—	—
Additional paid in capital	20,745	17,597
Retained earnings	29,000	20,717
Accumulated other comprehensive (loss) income	(29)	22

Total shareholders’ equity	49,717	38,337

Total liabilities and shareholders’ equity	$337,409	$292,575

See accompanying Notes to Condensed Consolidated Financial Statements.

Intcomex, Inc.

Condensed Consolidated Statements of Operations

(Dollars in 000’s, except share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$267,975	$227,327	$766,122	$654,626
Cost of revenue	241,270	203,678	689,315	586,859

Gross profit	26,705	23,649	76,807	67,767

Operating expenses
Selling, general and administrative	16,533	14,321	51,787	40,366
Depreciation and amortization	868	675	2,545	1,948

Total operating expenses	17,401	14,996	54,332	42,314

Operating income	9,304	8,653	22,475	25,453

Other expense (income)
Interest expense	4,883	3,938	13,328	11,998
Interest income	(187)	(223)	(470)	(723)
Other income	(316)	(49)	(289)	(45)
Foreign exchange loss (gain)	132	(582)	(836)	1,988

Total other expense	4,512	3,084	11,733	13,218

Income before provision for income taxes	4,792	5,569	10,742	12,235

Provision for income taxes	562	1,290	2,459	3,459

Net income	$4,230	$4,279	$8,283	$8,776

Net income per weighted average share of common stock, voting and common stock, non-voting:
Basic	$41.40	$41.88	$81.06	$85.89

Diluted	$41.40	$41.88	$81.06	$85.89

Weighted average number of common shares, voting and non-voting, used in per share calculation:
Basic	102,182	102,182	102,182	102,182

Diluted	102,182	102,182	102,182	102,182

See accompanying Notes to Condensed Consolidated Financial Statements.

Intcomex, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in 000’s)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$8,283	$8,776
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash stock-based compensation expense	119	—
Depreciation expense	1,897	1,210
Amortization of intangibles	648	738
Amortization of deferred loan costs	1,383	1,003
Bad debt expense	1,371	1,301
Inventory obsolescence expense	1,008	1,392
Deferred income tax benefit	(2,595)	(1,070)
Loss on sale of property and equipment	26	—
Change in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivables	(30,990)	(17,538)
Inventories	(12,773)	(23,728)
Prepaid expenses and other assets	(4,578)	(1,920)
Increase (decrease) in:
Accounts payable	20,714	33,425
Due from related parties	(50)	—
Accrued expenses and other liabilities	988	(469)

Net cash (used in) provided by operating activities	(14,549)	3,120

Cash flows from investing activities
Purchases of property and equipment	(5,632)	(3,501)
Proceeds from disposition of assets	26	—
Other	525	(389)

Net cash used in investing activities	(5,081)	(3,890)

Cash flows from financing activities
Borrowings (payments) under lines of credit, net	15,471	191
Borrowings under long-term debt	2,301	821
Payments of long-term debt	(5,345)	(211)

Net cash provided by financing activities	12,427	801
Effect of foreign currency exchange rate changes on cash and cash equivalents	(51)	(519)

Net decrease in cash and cash equivalents	(7,254)	(488)
Cash and cash equivalents, beginning of period	20,574	12,964

Cash and cash equivalents, end of period	$13,320	$12,476

Supplemental disclosure of non-cash flow information
Due from related parties	$119	$1,039
Property and equipment acquired through financing	$1,875	$992

See accompanying Notes to Condensed Consolidated Financial Statements.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

Note 1. Organization and Basis of Presentation

Organization

Intcomex, Inc. (“Intcomex”) is a United States-based value-added international distributor of computer information technology (“IT”) products to Latin America and the Caribbean. Intcomex distributes computer equipment, components, peripherals, software, computer systems, accessories, networking products and digital consumer electronics. Intcomex offers single source purchasing to our customers by providing an in-stock selection of products from vendors, including the world’s leading IT product manufacturers.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Intcomex and its subsidiaries (collectively referred to herein as the “Company”) including the accounts of Intcomex Holdings, LLC (parent company of Software Brokers of America, Inc. (“SBA”) and IXLA Holdings, Ltd. (“IXLA”)), Intcomex Holdings SPC-1, LLC (parent company of Centel, S.A. de C.V., a Mexican company), SBA and IXLA. IXLA is the holding company of 14 separate subsidiaries located in Central America, South America, and the Caribbean.

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which requires us to make judgments, estimates and assumptions that affect the results of operations, financial position and cash flows as well as the related footnote disclosures. Actual results could differ from these estimates. These interim financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include certain information and disclosures normally required for comprehensive annual consolidated financial statements. Therefore, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2006, included in the Company’s Form 10-K filed with the SEC on March 30, 2007 (“Annual Report”). The results of operations for the three and nine months ended September 30, 2007, may not be indicative of the results of operations that can be expected for the full year.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of September 30, 2007, and its results of operations and its statements of cash flows for the three and nine months ended September 30, 2007 and 2006, as applicable. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

Computation of Net Income per Share

The Company reports both basic net income per share and diluted net income per share. Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily reflect the potential dilution that could occur if stock options and other commitments to issue common stock were exercised using the treasury stock method.

Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, requires that employee equity share options, non-vested shares, and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted net income per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid in capital when the award becomes deductible are assumed to be used to repurchase shares.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

The Company has two classes of common stock: voting and non-voting. Common stock, voting and common stock, non-voting have substantially identical rights with respect to any dividends or distributions of cash or property declared on shares of common stock and rank equally as to the right to receive proceeds on liquidation or dissolution of the Company after the payment of the Company’s indebtedness. The Company uses the two-class method for calculating net income per share because both classes have the same rights in dividends. Basic net income per share and diluted net income per share of common stock, voting and common stock, non-voting are the same.

The following table sets forth the computation of basic and diluted net income per weighted average share of common stock, voting and common stock, non-voting:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic and diluted net income per share – numerator:
Net income	$4,230	$4,279	$8,283	$8,776

Denominator:
Denominator for basic net income per share – weighted average shares	102,182	102,182	102,182	102,182

Effect of dilutive securities:
Stock options	—	—	—	—

Denominator for diluted net income per share – adjusted weighted average shares	102,182	102,182	102,182	102,182

Basic net income per common share	$41.40	$41.88	$81.06	$85.89

Diluted net income per common share	$41.40	$41.88	$81.06	$85.89

Note 2. Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 to our audited Consolidated Financial Statements included in our Annual Report. These accounting policies have not significantly changed.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing whether fair value accounting is appropriate for any eligible items and the impact, if any, on its consolidated results of operations and financial condition.

In June 2007, the FASB also ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently evaluating the effect that the adoption of EITF No. 07-3 will have, if any, on our consolidated results of operations and financial condition.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact that SFAS No. 157 may have, if any, on its consolidated results of operations and financial condition.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. This interpretation requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. The Company adopted FIN 48 effective March 31, 2007, reviewed its tax positions taken in accordance with FIN 48, assessed the effect of FIN 48 on the consolidated results of operations and financial condition. In the ordinary course of business there is an inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based on management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recognized the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Company’s financial statements. In addition, in May 2007, the FASB published FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective upon the initial adoption of FIN 48. The Company concluded that there were no adjustments required to uncertain tax positions and the impact was immaterial. The Company had no accrued interest expense or penalties related to the unrecognized tax benefits that would be recognized as a component of income tax expense as of the adoption date and subsequent to the adoption date through September 30, 2007.

Note 3: Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income establishes standards for reporting and displaying comprehensive income and its components in the Company’s consolidated financial statements. Comprehensive income is the change in equity during a period from transactions and other events and circumstances from non-owner sources, comprised of net income and other comprehensive income (loss). Comprehensive income consisted of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Comprehensive income
Net income	$4,230	$4,279	$8,283	$8,776
Changes in foreign currency translation adjustments	(211)	427	(51)	(519)

Total comprehensive income	$4,019	$4,706	$8,232	$8,257

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following for the periods presented:

	September 30, 2007	December 31, 2006
Property and equipment, net
Land	$405	$374
Building and leasehold improvements	6,854	5,517
Office furniture, vehicles and equipment	8,725	7,494
Warehouse equipment	2,630	1,277
Software	4,394	2,833

	23,008	17,495
Less accumulated depreciation	(8,306)	(6,476)

Total property and equipment, net	$14,702	$11,019

Note 5. Identifiable Intangible Assets, Net

The identifiable intangible assets, net consisted of the following for the periods presented:

As of September 30, 2007	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships	$3,630	$(848)	$2,782	10.0
Trade names	1,080	(792)	288	3.5
Non-compete agreements	730	(567)	163	3.0
Patents	5	(3)	2

Total identifiable intangible assets	$5,445	$(2,210)	$3,235

As of December 31, 2006	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships	$3,630	$(575)	$3,055	10.0
Trade names	1,080	(599)	481	3.5
Non-compete agreements	730	(385)	345	3.0
Patents	5	(3)	2

Total identifiable intangible assets, net	$5,445	$(1,562)	$3,883

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

Note 6. Lines of Credit and Long-Term Debt, Net

Lines of credits consisted of the following for the periods presented:

	September 30, 2007	December 31, 2006
Lines of credit
Software Brokers of America, Inc. – Miami	$27,139	$16,617
T.G.M., S.A. – Uruguay	1,963	628
Computacion Monrenca Panama, S.A.	785	—
Intcomex Peru, S.A.C.	810	260
Intcomex de Guatemala, S.A.	1,500	—
Intcomex de Ecuador, S.A.	290	—
Intcomex Colombia, LTDA	125	76
Intcomex, S.A. – Chile	512	72

Total lines of credit	$33,124	$17,653

In August 2005, SBA entered into a $25,000 three year revolving credit facility with Comerica Bank, concurrent with the Company’s $120,000 high yield debt offering. Borrowings against the facility bear interest at prime less 75 basis points with interest due monthly, and are secured on a first priority basis with all the assets of SBA.

On November 2, 2006, SBA obtained certain waivers and amendments to the credit agreement and the subordination agreement from Comerica Bank. The amendments to the credit and subordination agreements allow SBA to make payments to the Company for the remaining $22,608. SBA is required to maintain a minimum level of tangible effective net worth of at least $37,000 (which minimum level shall decline from the end of the third fiscal quarter of 2006 to the end of the third fiscal quarter of 2007 to $25,000 and remain at $25,000 thereafter).

On May 14, 2007, SBA requested and received a waiver from Comerica Bank on the covenant default relating to its capital expenditures and on May 15, 2007, entered into an amendment to the revolving credit facility agreement increasing the facility to $27.5 million from $25.0 million and raising the 2007 capital expenditure limit to $2.5 million from $1.0 million.

On August 17, 2007, SBA entered into an amendment to the revolving credit facility agreement increasing the borrowing base to $30,000 from $27,500 under the revolving credit facility, including $3,400 of letter of credit commitments, and extending the maturity date to August 25, 2010. On September 20, 2007, SBA amended the revolving credit facility agreement to increase the 2007 capital expenditures limit to $3.0 million from $2.5 million.

As of September 30, 2007, $27,139 was outstanding under the revolving credit facility. This line of credit is an available source of short-term liquidity for the Company.

As of September 30, 2007, the Company and its subsidiaries were in compliance with all bank covenants.

Long-term debt consisted of the following for the periods presented:

	September 30, 2007	December 31, 2006
Long-term debt, net of current portion
Intcomex, Inc. 11 3/4% Second Priority Senior Secured Notes due 2011	$114,341	$119,151
Intcomex Peru, S.A.C. collateralized notes	651	353
Intcomex Chile, S.A. lease contracts	88	150
Software Brokers of America, Inc. – Miami capital lease	1,466	—
Other, including various capital leases	619	555

Total long-term debt	117,165	120,209
Current maturities of long-term debt	(5,638)	(5,376)

Total long-term debt, net of current portion	$111,527	$114,833

On August 25, 2005, the Company consummated a high yield debt offering of $120,000 in aggregate principal amount of 11 3/4% Second Priority Senior Secured Notes, due January 15, 2011 (the “11 3/4% Notes”). The Notes are secured with 100.0% of the

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

common shares of Intcomex Holdings, LLC and Intcomex Holdings SPC-I, LLC, 65.0% of the common shares of IXLA, with a second priority lien on the assets of SBA. On December 14, 2006, the Company completed the exchange of 100.0% of the outstanding principal of the 11 3/4% Notes for SEC registered publicly tradable notes that have substantially identical terms and conditions as the initial Notes. On or after January 15, 2007, the Company may redeem a portion or all of the Notes. On August 14, and 15, 2007, the Company repurchased a total of $5,000 of its 11 3/4% Notes in connection with its mandatory sinking fund redemption requirement and subsequently retired the 11 3/4% Notes. As of September 30, 2007, $114,341 of the 11 3 /4% Notes remained outstanding.

On April 30, 2007, the Company entered into a lease agreement with Comerica Bank in the principal amount of $1.5 million for the acquisition of office and warehouse equipment. Interest is due monthly at 1.96% of the total equipment costs and all outstanding amounts are due on April 30, 2012. As of September 30, 2007, $1,466 remained outstanding under the lease agreement.

As of September 30, 2007, the Company and its subsidiaries were in compliance with all debt covenants.

Note 7. Guarantor Condensed Consolidating Financial Statements

At September 30, 2007, $114,341 of the 11 3/4% Notes remained outstanding. The 11 3/4% Notes are unconditionally guaranteed by each of the Company’s subsidiaries (collectively, the “Subsidiary Guarantors”), with the exception of 35.0% of the common shares of IXLA (collectively, the “Non-Guarantor Subsidiaries”). Each of the note guarantees covers the full amount of the 11 3/4% Notes and each of the Subsidiary Guarantors is 100% owned by the Company. Pursuant to Rule 3-10(f) of Regulation S-X, supplemental financial unaudited information for the Company, its combined Subsidiary Guarantors and its combined Non-Guarantor Subsidiaries is presented below:

Condensed Consolidating Balance Sheet

As of September 30, 2007

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Assets
Current assets
Cash and cash equivalents	$1	$227	$13,092	$—	$13,320
Trade accounts receivable, net	—	87,286	78,826	(47,203)	118,909
Inventories	—	27,348	80,130	(1,303)	106,175
Other current assets	44,277	31,610	32,026	(71,151)	36,762

Total current assets	44,278	146,471	204,074	(119,657)	275,166
Property and equipment, net	2,204	4,317	8,181	—	14,702
Investments in subsidiaries	114,995	151,231	—	(266,226)	—
Goodwill	—	21,253	13,004	—	34,257
Other assets	7,425	961	4,898	—	13,284

Total assets	$168,902	$324,233	$230,157	$(385,883)	$337,409

Liabilities and Shareholders’ Equity
Current liabilities	$9,695	$158,893	$121,575	$(118,319)	$171,844
Long-term debt, net of current portion	109,397	1,552	578	—	111,527
Other long-term liabilities	93	1,321	2,907	—	4,321

Total liabilities	119,185	161,766	125,060	(118,319)	287,692

Total shareholders’ equity	49,717	162,467	105,097	(267,564)	49,717

Total liabilities and shareholders’ equity	$168,902	$324,233	$230,157	$(385,883)	$337,409

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2007

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Revenue	$—	$138,510	$197,263	$(67,798)	$267,975
Cost of revenue	—	129,984	179,526	(68,240)	241,270

Gross profit	—	8,526	17,737	442	26,705
Operating expenses	611	4,697	12,093	—	17,401

Operating (loss) income	(611)	3,829	5,644	442	9,304
Other expense (income)
Interest expense	4,174	403	119	—	4,696
Other (income) expense	(7,198)	(6,821)	(174)	14,009	(184)

Total other (income) expense	(3,024)	(6,418)	(55)	14,009	4,512

Income (loss) before provision for income taxes	2,413	10,247	5,699	(13,567)	4,792

(Benefit) provision for income taxes	(1,817)	1,251	1,128	—	562

Net income (loss)	$4,230	$8,996	$4,571	$(13,567)	$4,230

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2006

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Revenue	$—	$132,092	$158,251	$(63,016)	$227,327
Cost of revenue	—	123,440	142,597	(62,359)	203,678

Gross profit	—	8,652	15,654	(657)	23,649
Operating expenses	853	3,525	10,618	—	14,996

Operating (loss) income	(853)	5,127	5,036	(657)	8,653
Other expense (income)
Interest expense (income)	3,849	(51)	(83)	—	3,715
Other (income) expense	(7,214)	(15,929)	(630)	23,142	(631)

Total other (income) expense	(3,365)	(15,980)	(713)	23,142	3,084

Income (loss) before provision for income taxes	2,512	21,107	5,749	(23,799)	5,569

(Benefit) provision for income taxes	(1,767)	1,944	1,113	—	1,290

Net income (loss)	$4,279	$19,163	$4,636	$(23,799)	$4,279

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

Condensed Consolidating Statements of Operations

Nine Months Ended September 30, 2007

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Revenue	$—	$433,749	$548,833	$(216,460)	$766,122
Cost of revenue	—	408,345	497,435	(216,465)	689,315

Gross profit	—	25,404	51,398	5	76,807
Operating expenses	5,601	14,524	34,207	—	54,332

Operating (loss) income	(5,601)	10,880	17,191	5	22,475
Other expense (income)
Interest expense	11,965	833	60	—	12,858
Other (income) expense	(20,382)	(20,360)	(1,141)	40,758	(1,125)

Total other (income) expense	(8,417)	(19,527)	(1,081)	40,758	11,733

Income (loss) before provision for income taxes	2,816	30,407	18,272	(40,753)	10,742

(Benefit) provision for income taxes	(5,467)	3,756	4,170	—	2,459

Net income (loss)	$8,283	$26,651	$14,102	$(40,753)	$8,283

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2006

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Revenue	$—	$398,532	$450,777	$(194,683)	$654,626
Cost of revenue	—	374,404	406,686	(194,231)	586,859

Gross profit	—	24,128	44,091	(452)	67,767
Operating expenses	1,967	12,530	27,817	—	42,314

Operating (loss) income	(1,967)	11,598	16,274	(452)	25,453
Other expense (income)
Interest expense (income)	11,495	(85)	(135)	—	11,275
Other (income) expense	(17,143)	(17,607)	1,956	34,737	1,943

Total other (income) expense	(5,648)	(17,692)	1,821	34,737	13,218

Income (loss) before provision for income taxes	3,681	29,290	14,453	(35,189)	12,235

(Benefit) provision for income taxes	(5,095)	4,450	4,104	—	3,459

Net income (loss)	$8,776	$24,840	$10,349	$(35,189)	$8,776

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2007

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Cash flows provided by (used in) operating activities	$6,062	$(9,077)	$(11,534)	$—	$(14,549)

Cash flows from investing activities
Purchases of property and equipment, net	(1,361)	(2,616)	(1,655)	—	(5,632)
Other	—	(88)	639	—	551

Net cash used in investing activities	(1,361)	(2,704)	(1,016)	—	(5,081)

Cash flows from financing activities
Borrowings under lines of credit, net	—	10,521	4,950	—	15,471
Borrowings under long-term debt	355	1,505	441	—	2,301
Payments on long-term debt	(5,057)	(149)	(139)	—	(5,345)

Net cash flows (used in) provided by financing activities	(4,702)	11,877	5,252	—	12,427

Effects of foreign currency exchange rate changes on cash and cash equivalents	—	—	(51)	—	(51)

Net (decrease) increase in cash and cash equivalents	(1)	96	(7,349)	—	(7,254)
Cash and cash equivalents, beginning of period	2	131	20,441	—	20,574

Cash and cash equivalents, end of period	$1	$227	$13,092	$—	$13,320

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2006

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Cash flows provided by (used in) operating activities	$327	$(2,558)	$5,351	$—	$3,120

Cash flows from investing activities
Purchases of property and equipment, net	(354)	(939)	(2,208)	—	(3,501)
Other	—	15	(404)	—	(389)

Net cash used in investing activities	(354)	(924)	(2,612)	—	(3,890)

Cash flows from financing activities
Borrowings (payments) under lines of credit, net	—	3,641	(3,450)	—	191
Borrowings under long-term debt	—	231	590	—	821
Payments on long-term debt	—	—	(211)	—	(211)

Net cash flows used in (provided by) financing activities	—	3,872	(3,071)	—	801

Effects of foreign currency exchange rate changes on cash and cash equivalents	—	—	(519)	—	(519)

Net (decrease) increase in cash and cash equivalents	(27)	390	(851)	—	(488)
Cash and cash equivalents, beginning of period	34	89	12,841	—	12,964

Cash and cash equivalents, end of period	$7	$479	$11,990	$—	$12,476

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

Note 8. Income Taxes

Income tax provision consisted of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income tax provision
Current expense (benefit)
Federal and State	$5	$(30)	$23	$(218)
Foreign	1,495	1,443	5,031	4,747

Total current expense	1,500	1,413	5,054	4,529

Deferred (benefit) expense
Federal and State	(572)	60	(1,734)	(427)
Foreign	(366)	(183)	(861)	(643)

Total deferred benefit	(938)	(123)	(2,595)	(1,070)

Total income tax provision	$562	$1,290	$2,459	$3,459

A reconciliation of the statutory federal income tax rate and effective rate as a percentage of pre-tax income consisted of the following for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	%	2006	%	2007	%	2006	%
U.S.	$(1,032)		$(902)		$(8,178)		$(2,956)
Foreign	5,824		6,471		18,920		15,191

Income before provision for income taxes	4,792		5,569		10,742		12,235

Tax at statutory rate	$1,630	34%	$1,894	34%	$3,652	34%	$4,160	34%
State income taxes, net of federal income tax benefit	(97)	(2)%	306	5%	(266)	(2)%	673	5%
Effect of tax rates on non-U.S. operations	(965)	(20)%	(910)	(16)%	(904)	(8)%	(1,374)	(11)%
Change in valuation allowance	(6)	—	—	—	(23)	—	—	—

Effective tax rate	$562	12%	$1,290	23%	$2,459	23%	$3,459	28%

Our effective tax rate for the three months ended September 30, 2007 was 12%, as compared to the 23% rate for the three months ended September 30, 2006. Our effective tax rate for the nine months ended September 30, 2007 was 23% as compared to the 28% rate for the nine months ended September 30, 2006. The decline in the effective tax rate was primarily due to lower taxable earnings in Chile.

The Company’s deferred tax assets were attributable to the following for the periods presented:

	September 30, 2007	December 31, 2006
Deferred tax assets
Current assets
Allowance for doubtful accounts	$666	$510
Inventory	651	621
Accrued expense	343	231
Tax goodwill	248	247

Total current assets	1,908	1,609
Non-current assets
Tax goodwill	1,173	1,358
Net operating loss	3,466	1,391
Other – prepaid foreign taxes	382	315
Valuation allowance	(566)	(543)

Total non-current assets	4,455	2,521

Total deferred tax assets	$6,363	$4,130

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

	September 30, 2007	December 31, 2006
Deferred tax liabilities
Current liabilities
Leasehold improvements	(3)	(27)
Inventory	(102)	(415)

Total current liabilities	$(105)	$(442)

Non-current liabilities
Fixed assets	(566)	(356)
Amortizable intangibles	(945)	(1,164)
Inventory	(1,313)	(1,328)

Total non-current liabilities	$(2,824)	$(2,848)

Total deferred tax liabilities	(2,929)	(3,290)

Net deferred tax assets	$3,434	$840

SBA recorded tax goodwill of approximately $9,800 in July 1998, which is being amortized for tax purposes over 15 years. As of September 30, 2007, the remaining balance of the tax goodwill was $3,773. SBA established a deferred tax asset of $262 for foreign withholding taxes paid in El Salvador during 2005. Management established a $262 valuation allowance against this asset pending further tax planning efforts to realize its full benefit.

Intcomex Colombia, Inc. (“Intcomex Colombia”) has a $274 deferred tax asset related to a net operating loss (NOL) carry forward. Management established a $250 valuation allowance against this deferred tax asset pending Intcomex Colombia’s further growth in taxable income. Colombia allows for an eight year carry forward on NOL which expires in 2013.

The Company has State of Florida and U.S. NOL resulting in a deferred tax asset of $2,981 as of September 30, 2007. No valuation allowance has been recorded against this NOL; management believes it will fully realize the NOL, which expires in 2026.

The Company conducts business globally and, as a result, one or more of its subsidiaries files income and other tax returns in U.S. federal, state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in the countries in which it operates. Currently, the Company is under on-going tax examinations in several countries. While such examinations are subject to inherent uncertainties, it is not currently anticipated that any such examination will have a material adverse impact on the Company’s consolidated results of operations and financial condition.

In June 2006, the FASB issued FIN 48 which is effective for fiscal years beginning after December 15, 2006. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. This interpretation requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. The Company adopted FIN 48 effective March 31, 2007, reviewed its tax positions taken in accordance with FIN 48, assessed the effect of FIN 48 on the consolidated results of operations and financial condition. In the ordinary course of business there is an inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based on management’s evaluation of

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recognized the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Company’s financial statements.

In addition, in May 2007, the FASB published FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective upon the initial adoption of FIN 48. The Company concluded that there were no adjustments required to uncertain tax positions. As of the adoption date, the Company had no accrued interest expense or penalties related to the unrecognized tax benefits that would be recognized as a component of income tax expense.

Note 9. Stock-Based Compensation

The Company recognizes stock-based compensation expense under the provisions of SFAS No. 123R, Share-Based Payment (revised 2004) (“SFAS No. 123R”) for the stock-based compensation plan utilizing the modified prospective method. Under SFAS No. 123R, compensation cost is recognized for any awards issued, modified, repurchased, or canceled after January 1, 2006. All stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.

On February 27, 2007, options to acquire an aggregate of approximately 1,540 shares of common stock were granted under 2007 Founders’ Grant Stock Option Plan (the “Plan) to certain management employees and non-employee directors. The options were granted at an exercise price of $1,077.00 per share, which was equal to the fair value of our common stock on the date of grant. The shares vest ratably over three years (one-third per year) and expire 10 years from the date of grant. There were no stock options granted during the three and nine months ended September 30, 2006. The options were not dilutive during the three and nine months ended September 30, 2007, and 2006.

A summary of the option activity under the Plan as of September 30, 2007, and changes during the period ended September 30, 2007, consisted of the following:

	Shares	Weighted-Average Exercise Price per Share	Number of Shares Exercisable
Outstanding at January 1, 2007	—	—	—
Granted	1,540	$1,077.00	—
Exercised	—	—	—
Forfeited or expired	—	—	—

Outstanding at September 30, 2007	1,540	$1,077.00	—

Exercisable at September 30, 2007	—	$1,077.00	—

The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2007, was $565.71. There were no options granted during the three and nine months ended September 30, 2006. There were no options exercised or vested during the three and nine months ended September 30, 2007, and 2006.

The fair value for the options was determined using the Black-Scholes option pricing model as of the measurement date, April 23, 2007, the date the Company received unanimous approval from shareholders for the Plan. The Black-Scholes option pricing model, a permitted valuation approach under SFAS No. 123R, was developed for use in estimating the fair value of traded options and are fully transferable. This model requires the input of subjective assumptions, including expected price volatility and term. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options. Projected data related to the expected volatility and expected life of stock options is typically based upon historical and other information. The fair value of the options was estimated at the date of grant using the following assumptions:

Expected term	6 years
Expected volatility	37.00%
Dividend yield	0.00%
Risk-free investment rate	4.58%

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

The expected term of the options granted under the Plan is based on the simplified method for estimating the expected life of the options, as historical data related to the expected life of the options is not available. The Company used the historical volatility of the industry sector index, as it is not practicable to estimate the expected volatility of the Company’s share price. The risk-free investment rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve of the same maturity in effect at the time of grant.

Total compensation costs related to stock-based compensation charged against income during the three and nine months ended September 30, 2007 was $65 and $119, respectively. These costs are recorded in salaries, wages and benefits in the Condensed Consolidated Statements of Operations as part of selling, general and administrative expenses. There were no compensation costs related to stock-based compensation charged against income during the three and nine months ended September 30, 2006. As of September 30, 2007, there was $752 of total unrecognized compensation cost related to unvested stock-based compensation arrangements, which is expected to be recognized over a weighted average period of approximately 3.0 years.

SFAS No. 123R also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation. At the grant date, the Company estimated the number of shares expected to vest and will subsequently adjust compensation costs for the estimated rate of forfeitures on an annual basis. The Company will use historical data to estimate option exercise and employee termination in determining the estimated forfeiture rate. The estimated forfeiture rate applied as of the most recent option grant date in 2007 was 0% because it was the Company’s initial grant date.

Note 10. Commitments and Contingencies and Other

As part of its normal course of business, the Company is involved in certain claims, regulatory and tax matters. In the opinion of management, the final disposition of such matters will not have a material adverse impact on the Company’s results of operations and financial condition.

We incurred a net pre-tax charge of $3,800, including legal and accounting fees, in operating expenses ($3,700 after tax) in the second quarter of 2007, as a result of settlements with Uruguayan regulatory authorities. On June 29, 2007, our Uruguayan subsidiary, T.G.M., S.A., reached a settlement agreement with the Uruguayan tax agency Dirección General Impositiva (“DGI”) following a tax audit for the periods 2002 through 2006. During this tax audit, questions were raised by the DGI about the alleged failure of two local suppliers operating through several legal entities to pay value added and other taxes in connection with the sale of certain IT products to our Uruguayan subsidiary. Our Uruguayan subsidiary cooperated fully with the audit and, based on an internal investigation, we believe our Uruguayan subsidiary has at all times complied with its tax payment obligations and properly recorded, reported and paid all taxes. At the same time, due to the possibility of significant potential fines and related legal expenses, our Uruguayan subsidiary approached the DGI seeking a resolution, and after negotiation agreed to pay the amount of approximately $2,200 (UYP 53,000) and forfeit $500 in previously recognized tax credits in connection with the settlement agreement. Our Uruguayan subsidiary was also engaged in a parallel negotiation process with the Uruguayan customs authorities relating to the same time periods and facts, and entered into a similar settlement agreement with the customs authorities providing for the payment of $1,100 (UYP 26,200). In connection with this $1,100 payment, we received a credit from the customs authorities of approximately $300 (UYP 2,200) in connection with the cash payments to be made through the remainder 2007.

We believe that payment of the settlement amounts is the best course of action for both our Uruguayan subsidiary and us, particularly because Uruguayan tax law may, in certain cases, impose joint and several financial liabilities on us for acts committed by third parties, such as the two suppliers described above, that result in the loss of tax revenue. In addition, the settlement payments avoid the risk connected with, and the commitment of potentially significant financial and managerial resources to, potential regulatory claims.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

In order to indemnify our principal stockholder, Citigroup Venture Capital International (“CVC International”), as required by the stock purchase agreement dated as of August 27, 2004, for the outflow of funds related to that portion of the settlement payments corresponding to the tax audit period from 2002 until August 31, 2004 (i.e., the closing date under the stock purchase agreement) and certain related legal, accounting and other expenses, Anthony Shalom and Michael Shalom, as well as the other sellers in the CVC International acquisition of control in our company, entered into an indemnity agreement dated as of June 29, 2007. The indemnity agreement provided for the payment by Anthony Shalom and Michael Shalom of approximately $3.0 million to the Company by August 14, 2007. To secure the payment obligation, the indemnity agreement required Anthony and Michael Shalom to arrange for a pledge of Notes in the same principal amount as the indemnity payment owned by various individuals who sold shares to CVC International in connection with its acquisition of control in us in 2004 (all of whom are affiliated with but did not include Anthony and Michael Shalom) (the “Pledging Noteholders”). This pledge was executed as of June 29, 2007. Payment under the indemnity agreement was made prior to August 14, 2007.

As a result of a privately negotiated arms’ length transaction arranged by Anthony Shalom and Michael Shalom, on August 15, 2007, we repurchased $2.2 million of 11 3/4% Notes held by the Pledging Noteholders, at the same market price as $2.8 million of the 11 3/4% Notes we purchased in the open market on the prior day. We delivered to the trustee under the indenture governing the 11 3/4% Notes all $5.0 million aggregate principal amount of the 11 3/4% Notes purchased on August 14, and 15, 2007, for cancellation of our mandatory sinking fund redemption that we were required to make by August 15, 2007, under the indenture.

Note 11. Additional Paid in Capital

On June 29, 2007, the Company recorded $3,000 of additional paid in capital and a related party receivable to record the indemnifying shareholders obligation to CVC International as required by the stock purchase agreement, for the outflow of funds in connection with the settlement reached with the Uruguayan tax agency. (See “Part I—Financial Information, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Uruguay Tax Audit”).

Note 12. Segment Information

The Company operates in a single industry segment, that being a distributor of information technology (“IT”) products. The Company’s operating segments are based on geographic location. Geographic areas in which the Company operated during the three and nine months ended September 30, 2007 and 2006, and for the year ended December 31, 2006, include sales generated from and invoiced by the Miami, Florida operations (“U.S.”) and sales generated from and invoiced by all of the Latin American subsidiary operations (“In-country”). All the Latin American subsidiaries have been aggregated as one segment due to similar products, services and economic characteristics. The Company sells one type of product line (IT products). It is a distributor of IT products and does not provide any separately billable services. It is impracticable for the Company to report the revenues from external customers for the group of similar products within the product line because the general ledger used to prepare the Company’s financial statements does not track sales by product.

Inter-segment revenue primarily represents intercompany revenue between U.S. and In-country operations at established prices between the related companies and are eliminated in consolidation. The measure for segment profit is operating income.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

Financial information by geographic segments consisted of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2007	2006	2007	2006
Revenue
United States
Sales to unaffiliated customers	$70,712	$69,076	$217,289	$203,849
Inter-segments	67,798	63,016	216,460	194,683

Total United States	138,510	132,092	433,749	398,532
In-country	197,263	158,251	548,833	450,777
Eliminations of inter-segment sales	(67,798)	(63,016)	(216,460)	(194,683)

Total revenue	$267,975	$227,327	$766,122	$654,626

Operating income
United States	$3,827	$3,783	$5,451	$9,631
In-country	5,477	4,870	17,024	15,822

Total operating income	$9,304	$8,653	$22,475	$25,453

			September 30, 2007	December 31, 2006
			(Unaudited)	(Audited)
Assets
United Sates			$208,281	$142,068
In-country			129,128	150,507

Total assets			$337,409	$292,575

Property and equipment, net
United Sates			$6,521	$3,348
In-country			8,181	7,671

Total property and equipment, net			$14,702	$11,019

Goodwill:
United Sates			$21,253	$21,253
In-country			13,004	13,004

Total goodwill			$34,257	$34,257

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, beliefs, estimates, forecasts, and projections and management assumptions about our Company, our future performance, our liquidity and the IT products distribution industry in which we operate. Words such as “may”, “intend”, “expect,” “anticipate,” “believe”, “target,” “goal,” “project,” “plan,” “seek,” “estimate,” “continue,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances including but not limited to, management’s expectations for competition, revenues, margin, expenses and other operating results; capital expenditures; liquidity; capital requirements, acquisitions and exchange rate fluctuations, each of which involves numerous risks and uncertainties are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II, Item 1A. Risk Factors” and elsewhere herein. These risks and uncertainties include, but are not limited to, the following:

•	an increase in competition in the markets in which we operate or plan to operate;

•	difficulties in maintaining and enhancing internal controls and management and financial reporting systems;

•	adverse changes in general, regional and country-specific economic and political conditions in Latin America and the Caribbean;

•	fluctuations of other currencies relative to the U.S. dollar;

•	difficulties in staffing and managing our foreign operations;

•	departures of our key executive officers;

•	increases in credit exposure to our customers;

•	adverse changes in our relationships with vendors and customers; or

•	declines in our inventory values.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative but not exhaustive. In addition, new risks and uncertainties may arise from time to time. Accordingly, all forward-looking statements should be evaluated with an understanding of their inherent uncertainty. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q.

Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements because of certain factors discussed below or elsewhere in this Form 10-Q and included in the Company’s Form 10-K filed with the SEC on March 30, 2007 (“Annual Report”). We disclaim any duty to update any forward-looking statements. The following discussion and analysis of our financial condition and results of operations together should be read with our audited historical consolidated financial statements, which are included in our Annual Report and our unaudited consolidated financial statements for the fiscal quarter ended September 30, 2007 included elsewhere in this Form 10-Q.

Overview

We believe we are the largest pure play value-added distributor of information technology (“IT”) products focused solely on serving Latin America and the Caribbean. We distribute computer components, peripherals, software, computer systems, accessories, networking products and digital consumer electronics to more than 40,000 customers in 45 countries. We offer single source purchasing to our customers by providing an in-stock selection of more than 5,700 products from over 220 vendors, including many of the world’s leading IT product manufacturers. From our headquarters and main distribution center in Miami, we support a network of in-country sales and distribution operations in 12 Latin American and Caribbean countries and a sales office in Brazil.

Our results for the nine month period ended September 30, 2007, reflected increases in net sales and gross profit from the corresponding period of 2006, as we have achieved a positive year-over-year revenue growth from our significant product lines and our customer markets, which we believe is attributable in part to the successful implementation of our sales strategies. Net sales increased by 17.9% during the third quarter of 2007, as compared to the third quarter of 2006.

Factors Affecting Our Results of Operations

Our discussion and analysis of results of operations and financial condition are based upon our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we review and evaluate our estimates and assumptions, including, but not limited to, those that relate to accounts receivable, inventories, goodwill and other long-lived assets, income taxes, and the estimate of contingent liabilities related to litigation and other claims and assessments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management’s estimates, our results of operations and financial condition could be materially, adversely impacted. For a more detailed discussion of these critical accounting policies, refer to “Summary of Significant Accounting Policies” in our Annual Report.

The following events and developments have, in the past, or are expected in the future, to have a significant impact on our financial condition and results of operations:

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

•

Macroeconomic trends and increased penetration of IT Products. Since 2003, the Latin American and Caribbean economies have benefited from relatively high levels of economic growth, which we believe have had a positive impact on overall demand for IT products. In particular, we have continued to benefit from rapid growth in PC penetration rates and Internet penetration rates. From 1996 to 2006, spending on IT products (including hardware, packaged software and services) in Latin America and the Caribbean grew an average of 5.9% per year, from $21.8 billion to $38.7 billion, and, according to IDC, is projected to grow an average of 11.8% per year from 2006 to 2010, to $60.4 billion.

•

Shift in revenue to in-country operations. One of our growth strategies is to expand the geographic presence of our in-country operations into areas in which we believe we can achieve higher gross margins than our Miami, Florida (“Miami”) operations. Miami gross margins are generally lower than in-country gross margins because Miami is a more competitive market and Miami’s customers, who are primarily other Miami-based IT distributors or large IT distributors, resellers and retailers located in Latin America or the Caribbean, have larger average order quantities than customers of our in-country segment and as a result benefit from lower average prices. In-country revenue grew by an average of 27.9% annually between 2001 and 2006, compared to growth in Miami revenue of an average of 13.4% annually over the same period. In-country revenue accounted for 71.7% and 68.9% of consolidated revenue for the nine months ended September 30, 2007 and 2006, respectively, and 70.0% and 65.6% of consolidated revenue for the years ended December 31, 2006 and 2005, respectively. This growth in our in-country operations reflects, in part, the growth in local market share achieved by four of our distribution centers (El Salvador, Ecuador, Costa Rica and Jamaica) that were opened in 2000, the Argentina operation opened in September 2003 and our Colombia operation opened in January 2004. Our in-country presence was further expanded by our re-acquisition of Centel S.A. de C.V. (“Centel”) in Mexico in June 2005 discussed below.

•

Exposure to fluctuations in foreign currency. A significant portion of our revenues from in-country operations is invoiced in currencies other than the U.S. dollar and a significant amount of our in-country operating expenses are denominated in currencies other than the U.S. dollar. In markets where we invoice in local currency, including: Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, the appreciation of a local currency will reduce our gross profit and gross margins in U.S. dollar terms. In markets where our books and records are prepared in currencies other than the U.S. dollar, the appreciation of a local currency will increase our operating expenses and decrease our operating margins in U.S. dollar terms. In our consolidated statement of operations, a foreign exchange loss (gain) of $1.1 million, $(1.4) million and $(1.0) million was included for the years ended December 31, 2006, 2005 and 2004, respectively. We generally do not engage in foreign currency hedging arrangements, and, consequently, foreign currency fluctuations may adversely affect our results of operations, including our gross margins and operating margins.

•

Trade Credit. All of our key vendors and many of our other vendors provide us with trade credit. Historically, trade credit has been an important source of liquidity to finance our growth. Although our overall available trade credit has increased significantly over time, from time to time the trade credit available from certain vendors has not kept pace with the growth of our business with them. When we purchase goods from these vendors, we need to increase our use of available cash or borrowings under our credit facility (in each case to the extent available) to pay the purchase price upon delivery of the products, which adversely affects our liquidity and can adversely affect results of our operations.

•

Increased levels of indebtedness. In connection with the investment by CVC International in our Company in August 2004, and our re-acquisition of Centel, we borrowed under our former senior secured credit facility with Wells Fargo Foothill and Morgan Stanley, which we refer to as our “Former Senior Secured Credit Facility,” and issued subordinated seller notes to the sellers, which increased our leverage and our interest expense. In August 2005, we issued $120.0 million of 11 3/4% Second Priority Senior Secured Notes due 2011 (the “11 3/4% Notes”) and used the proceeds to repay the outstanding principal balances on our former senior secured credit facility and subordinated seller notes as well as to pay a $20.0 million dividend to our stockholders. Interest expense for the three and nine months ended September 30, 2007, was $4.9 million and $13.3 million, respectively, and $3.9 million and $12.0 million for the three and nine months ended September 30, 2006, respectively. For the years ended December 31, 2006 and 2005, our interest expense was $16.2 million and $16.8 million, respectively.

•

Centel re-acquisition. On June 23, 2005, we re-acquired all of the outstanding shares of our former subsidiary Centel (which we originally sold in 2001) for $14.0 million in cash, $3.0 million in non-voting common shares and $2.8 million in subordinated seller notes, representing aggregate consideration of $19.8 million. We believe that Centel is the third largest distributor of IT products in Mexico. For the nine months ended September 30, 2007 and 2006, Centel had revenues of $86.0 million and $77.7 million and net income of $3.3 million and $2.6 million, respectively. For the years ended December 31, 2006 and 2005, Centel had revenues of $104.2 million and $89.3 million and net income of $3.0 million and $3.6 million, respectively.

Uruguay Tax Audit

We incurred a net pre-tax charge of $3.8 million, including legal and accounting fees, in operating expenses ($3.7 million after tax) in the second quarter of 2007, as a result of settlements with Uruguayan regulatory authorities.

On June 29, 2007, our Uruguayan subsidiary, T.G.M., S.A., reached a settlement agreement with the Uruguayan tax agency Dirección General Impositiva (“DGI”) following a tax audit for the period 2001 through 2005. During this tax audit, questions were raised by the DGI about the alleged failure of two local suppliers operating through several legal entities to pay value-added and other taxes in connection with the sale of certain IT products to our Uruguayan subsidiary. Our Uruguayan subsidiary cooperated fully with the audit and, based on an internal investigation, we believe our Uruguayan subsidiary has at all times complied with its tax payment obligations and properly recorded, reported and paid all taxes. At the same time, due to the possibility of significant potential fines and related legal expenses, our Uruguayan subsidiary approached the DGI seeking a resolution, and after negotiation, agreed to pay the amount of approximately $2.2 million (UYP 53.0 million) and forfeit $0.5 million in previously recognized tax credits in connection with the settlement agreement. Our Uruguayan subsidiary was also engaged in a parallel negotiation process with the Uruguayan customs authorities relating to the same time periods and facts, and entered into a similar settlement agreement with the customs authorities providing for the payment of UYP 26.2 million, or approximately $1.1 million. In connection with this payment, we received a credit from the customs authorities of approximately $0.3 million (UYP 7.2 million) in connection with the cash payment made through the remainder of 2007.

We believe that payment of the settlement amounts was the best course of action for both our Uruguayan subsidiary and the Company, in particular because Uruguayan tax law may in certain cases impose joint and several financial liability on us for acts committed by third parties, such as the two suppliers described above, that result in the loss of tax revenue. In addition, the settlement payments avoid the risk connected with, and the commitment of potentially significant financial and managerial resources to, potential regulatory claims.

In connection with our internal investigation overseen by our audit committee, we examined our third-party purchasing controls and implemented additional measures including centralized corporate oversight of all purchases by local operations from non-OEM third parties and enhanced IT systems to strengthen purchasing controls, in particular in the areas of treasury, accounting and purchasing. Following completion of our investigation, the general manager of our Uruguayan subsidiary resigned.

In order to indemnify our principal stockholder, CVC International, as required by the stock purchase agreement dated as of August 27, 2004, for the outflow of funds related to that portion of the settlement payments and certain expenses corresponding to the tax audit period from 2002 through August 31, 2004 (i.e., the closing date under the stock purchase agreement) and certain related legal, accounting and other expenses, Anthony Shalom and Michael Shalom, as well as the other sellers in the CVC International acquisition of control in our company, entered into an indemnity agreement dated as of June 29, 2007. The indemnity agreement provided for the payment by Anthony Shalom and Michael Shalom of approximately $3.0 million to us by August 14, 2007. To secure the payment obligation, the indemnity agreement required Anthony and Michael Shalom to arrange for a pledge of 11 3/4% Notes in the same principal amount as the indemnity payment owned by various individuals who sold shares to CVC International in connection with its acquisition of control in us in 2004 (all of whom are affiliated with but did not include Anthony and Michael Shalom) (the “Pledging Noteholders”). This pledge was executed as of June 29, 2007. Payment under the indemnity agreement was made prior to August 14, 2007.

As a result of a privately negotiated arms’ length transaction arranged by Anthony Shalom and Michael Shalom, on August 15, 2007, we repurchased $2.2 million of 11 3/4% Notes held by the Pledging Noteholders, at the same market price as $2.8 million of the Notes we purchased in the open market on the prior day. We delivered to the trustee under the indenture governing the 11 3/4% Notes all $5.0 million aggregate principal amount of the 11 3/4% Notes purchased on August 14, and 15, 2007, for cancellation of our mandatory sinking fund redemption that we were required to make by August 15, 2007, under the indenture.

Results of Operations

We report our business in two segments, based upon the geographic location of where we originate the sale: In-country and Miami. In-country segment includes revenue from our in-country sales and distribution centers, which have been aggregated because of their similar economic characteristics. Miami segment includes revenue from our Miami, Florida headquarters, including sales from Miami to our in-country sales and distribution centers and sales directly to resellers, retailers and distributors that are located in countries in which we have in-country sales and distribution operations or in which we do not have any in-country operations. Most of our vendor rebates, incentives and allowances are reflected in the results of our Miami segment. When we consolidate our results, we eliminate revenue and cost of revenue attributable to inter-segment sales, and the financial results of our Miami segment discussed below reflect these eliminations.

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

The following table sets forth selected financial data and percentages of revenue for the periods presented (in thousands):

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Revenue	$267,975	100.0%	$227,327	100.0%
Cost of revenue	241,270	90.0%	203,678	89.6%

Gross profit	26,705	10.0%	23,649	10.4%

Selling, general and administrative	16,533	6.2%	14,321	6.3%
Depreciation and amortization	868	0.3%	675	0.3%

Total operating expenses	17,401	6.5%	14,996	6.6%

Operating income	9,304	3.5%	8,653	3.8%
Other expense (income), net	4,512	1.7%	3,084	1.4%

Income before provision for income taxes	4,792	1.8%	5,569	2.4%
Provision for income taxes	562	0.2%	1,290	0.6%

Net income	$4,230	1.6%	$4,279	1.9%

Revenue. Revenue increased $40.6 million, or 17.9%, to $268.0 million for the three months ended September 30, 2007, from $227.3 million during the three months ended September 30, 2006. The increase was primarily driven by the increased sales of notebook computers of $20.9 million, basic “white-box” systems of $8.3 million, monitors of $6.2 million, and hard drives of $5.0 million. The revenue growth was mainly driven by sales strength in our Miami operations and sales in our In-country operations in Chile, Guatemala and Uruguay. Also contributing to the increase in revenue was the increase in the average selling price of software and monitors, despite the decreased average selling price related to our CPU and memory products. In-country revenue increased

$39.0 million, or 24.7%, to $197.3 million for the three months ended September 30, 2007, from $158.3 million for the three months ended September 30, 2006. In-country revenue accounted for 73.6% of total revenue for the three months ended September 30, 2007, compared to 69.6% of our total revenue for the three months ended September 30, 2006. The growth in sales derived from our In-country operations reflects the increased demand for notebook computers and basic “white-box” systems. The Miami revenue increased $1.6 million, or 2.4%, to $70.7 million for the three months ended September 30, 2007 (net of $67.8 million of revenue derived from sales to our In-country operations) from $69.1 million for the three months ended September 30, 2006 (net of $63.0 million of revenue derived from sales to our In-country operations). The growth in sales derived from our Miami operations reflects the increased demand for CPUs, hard drives and notebook computers, partially offset by the decreased sales of monitors. The increase in sales is largely attributable to our strong sales performance and the stable demand for our IT products.

Gross profit. Gross profit increased $3.1 million, or 12.9%, to $26.7 million for the three months ended September 30, 2007, from $23.6 million for the three months ended September 30, 2006. The increase was primarily driven by the higher sales volume in our In-country operations. In-country gross profit increased $3.3 million, or 23.2%, to $17.5 million for the three months ended September 30, 2007, from $14.2 million for the three months ended September 30, 2006. The increase in In-country gross profit was primarily attributable to the increased gross profit in Chile, Ecuador, and Mexico due to increased sales volumes. In-country gross profit accounted for 65.5% of consolidated gross profit for the three months ended September 30, 2007, compared to 60.0% of our consolidated gross profit for the three months ended September 30, 2006. Miami gross profit decreased $0.2 million, or 2.6%, to $9.2 million for the three months ended September 30, 2007, from $9.4 million for the three months ended September 30, 2006 due to increased sales to third-parties compared to sales to affiliates. As a percentage of revenue, gross margin declined to 10.0% for the three months ended September 30, 2007, as compared to 10.4% for the three months ended September 30, 2006 due to strengthening currencies relative to the U.S. dollar in certain countries and pricing pressures resulting from increased competition primarily in Chile. The most significant increase in gross margin percentages resulted from sales in Ecuador and Panama, partially offset by decreased gross margin percentages from sales in Guatemala and Colombia.

Operating expenses. Total operating expenses, comprised of selling, general and administrative expenses and depreciation and amortization, increased $2.4 million, or 16.0%, to $17.4 million for the three months ended September 30, 2007, from $15.0 million for the three months ended September 30, 2006. As a percentage of revenue, operating expenses decreased to 6.5% of revenue for the three months ended September 30, 2007, compared to 6.6% for the three months ended September 30, 2006. The decrease was mainly driven by lower operating expenses in Chile and Miami, primarily attributable to the higher sales volume. Salaries and personnel expenses increased $1.4 million, or 19.2%, for the three months ended September 30, 2007, from the three months ended September 30, 2006. The increase was primarily a result of increased salaries, personnel and other expenses related to the growth in sales in our In-country operations, primarily in Chile, Colombia, and Guatemala. As a percentage of total operating expenses, salaries and personnel expenses remained steady at 51.7% of total operating expenses for the three months ended September 30, 2007, compared to 50.8% for the three months ended September 30, 2006. Office and warehouse expenses and building and occupancy costs increased by $0.4 million, or 30.5%, and $0.3 million, or 28.2%, respectively, for the three months ended September 30, 2007, from the three months ended September 30, 2006, due to the increase in operating expenses related to the Miami operations.

Operating income. Operating income increased $0.7 million, or 7.5%, to $9.3 million for the three months ended September 30, 2007, from $8.7 million for the three months ended September 30, 2006. In-country operating income increased $0.6 million, or 12.5%, to $5.5 million for the three months ended September 30, 2007, from $4.9 million for the three months ended September 30, 2006. In-country operating income accounted for 58.9% of total operating income for the three months ended September 30, 2007, compared to 56.3% of our total operating income for the three months ended September 30, 2006. Miami operating income remained steady at $3.8 million for the three months ended September 30, 2007, and for the three months ended September 30, 2006. As a percentage of revenue, operating income decreased to 3.5% for the third quarter of 2007, as compared to 3.8% for the third quarter of 2006. The decrease was a result of the increased costs of revenue and selling, general and administrative expenses during the three months ended September 30, 2007 due to higher compensation, communications and facilities expenses.

Other expense (income), net. Other expense (income), net is comprised of interest income, interest expense, other expense (income) and foreign exchange loss (gain). Other expense (income), net increased $1.4 million, or 46.3%, to a net expense of $4.5 million for the three months ended September 30, 2007, from a net expense of $3.1 million for the three months ended September 30, 2006. This increase was primarily driven by the increase in interest expense of $0.9 million, or 24.0%, resulting from increased borrowings under our credit facility with Comerica Bank and the accelerated amortization of deferred loan costs associated with the $5.0 million sinking fund payment related to our 11 3/4% Notes in August 2007. The increase was also attributable to the translation impact of the Chilean Peso. The foreign exchange gain decreased by $0.7 million, or 122.7%, to a foreign exchange loss of $0.1 million related to operations in Chile for the three months ended September 30, 2007, from a foreign exchange gain of $0.6 million recorded for the three months ended September 30, 2006. The Chilean Peso experienced a revaluation of 3.2% during the third quarter of 2007, strengthening to 511.2 as of September 30, 2007, from 527.8 as of June 30, 2007, as compared to an improvement of 6.2% during the third quarter of 2006, strengthening to 537.8 as of September 30, 2006, from 573.3 as of June 30, 2006.

Provision for income taxes. The provision for income taxes decreased by $0.7 million, or 56.4%, to $0.6 million for the three months ended September 30, 2007, from $1.3 million for the three months ended September 30, 2006. The decrease was due to lower pretax earnings and effective tax rate during the period. Our effective tax rate for the three months ended September 30, 2007 was 12%, as compared to the 23% rate for the three months ended September 30, 2006, due to translation gains that are not taxable in the local jurisdictions for Colombia and Chile.

Net income. Net income remained relatively steady at $4.2 million for the three months ended September 30, 2007, as compared to $4.3 million for the three months ended September 30, 2006.

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

The following table sets forth selected financial data and percentages of revenue for the periods presented (in thousands):

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Revenue	$766,122	100.0%	$654,626	100.0%
Cost of revenue	689,315	90.0%	586,859	89.6%

Gross profit	76,807	10.0%	67,767	10.4%

Selling, general and administrative	51,787	6.8%	40,366	6.2%
Depreciation and amortization	2,545	0.3%	1,948	0.3%

Total operating expenses	54,332	7.1%	42,314	6.5%

Operating income	22,475	2.9%	25,453	3.9%
Other expense (income), net	11,733	1.5%	13,218	2.0%

Income before provision for income taxes	10,742	1.4%	12,235	1.9%
Provision for income taxes	2,459	0.3%	3,459	0.5%

Net income	$8,283	1.1%	$8,776	1.3%

Revenue. Revenue increased $111.5 million, or 17.0%, to $766.1 million for the nine months ended September 30, 2007, from $654.6 million during the nine months ended September 30, 2006. The increase in revenue was primarily driven by the increased sales of notebook computers of $45.4 million, basic “white-box” systems of $19.8 million, software of $19.2 million, monitors of $17.8 million, and memory of $12.3 million. The revenue growth was mainly driven by sales strength in our Miami operations and sales in our In-country operations in Chile, Colombia and Mexico. Also contributing to the increase in revenue was the increase in the average selling price of software and monitors, despite the decreased average selling price related to our CPU and memory products. In-country revenue increased $98.1 million, or 21.8%, to $548.8 million for the nine months ended September 30, 2007, from $450.8 million for the nine months ended September 30, 2006. In-country revenue accounted for 71.6% of total revenue for the nine months ended September 30, 2007, compared to 68.9% of our total revenue for the nine months ended September 30, 2006. The growth in sales derived from our In-country operations reflected the increased demand for notebook computers, monitors, software, and basic “white-box” systems, partially offset by decreased sales of motherboards. Miami revenue increased $13.4 million, or 6.6%, to $217.3 million for the nine months ended September 30, 2007 (net of $216.5 million of revenue derived from sales to our In-country operations) from $203.8 million for the nine months ended September 30, 2006 (net of $194.7 million of revenue derived from sales to our In-country operations). The growth in sales derived from our Miami operations reflected the increased demand for CPUs, hard drives, memory, software, and notebook computers, partially offset by the decreased sales of monitors and motherboards. The increase in sales was largely attributable to our strong sales performance and the stable demand for our IT products.

Gross profit. Gross profit increased $9.0 million, or 13.3%, to $76.8 million for the nine months ended September 30, 2007, from $67.8 million for the nine months ended September 30, 2006. The increase was primarily driven by the higher sales volume in our In-country operations. In-country gross profit increased $7.7 million, or 17.9%, to $50.8 million for the nine months ended

September 30, 2007, from $43.1 million for the nine months ended September 30, 2006. The increase in In-country gross profit was primarily attributable to the increased sales volumes in Argentina, Chile, Colombia, Mexico and Panama due to strengthening currencies relative to the U.S. dollar in certain countries and pricing pressures resulting from increased competition primarily in Chile. In-country gross profit accounted for 66.1% of consolidated gross profit for the nine months ended September 30, 2007, compared to 63.6% of our consolidated gross profit for the nine months ended September 30, 2006. As a percentage of revenue, gross margin declined slightly to 10.0% for the nine months ended September 30, 2007, compared to the 10.4% for the nine months ended September 30, 2006, due to strengthening currencies relative to the U.S. dollar in certain countries and pricing pressures resulting from increased competition primarily in Chile. The most significant increase in gross margin percentages resulted from sales in Uruguay, Ecuador and Panama, partially offset by decreased gross margin percentages from sales in Guatemala and Colombia due to increased competition and product mix.

Operating expenses. Total operating expenses, comprised of selling, general and administrative expenses and depreciation and amortization, increased $12.0 million, or 28.4%, to $54.3 million for the nine months ended September 30, 2007, from $42.3 million for the nine months ended September 30, 2006. The increase was mainly driven by higher operating expenses in Uruguay, where we entered into a settlement agreement with the Uruguayan tax authority and incurred a net pre-tax charge of $3.8 million. In addition, we incurred operating expenses related to our headquarters facility relocation in Miami, Florida during the first quarter of 2007. As a percentage of revenue, operating expenses increased to 7.1% of revenue for the nine months ended September 30, 2007, as compared to 6.5% for the nine months ended September 30, 2006. Salaries and personnel expenses increased $4.3 million, or 19.8%, for the nine months ended September 30, 2007, from the nine months ended September 30, 2006. The increase was primarily a result of increased salaries, personnel and other expenses related to the growth in sales in our Miami operations and our In-country operations, primarily in Chile, Colombia, and Guatemala. As a percentage of total operating expenses, salaries and personnel expenses decreased to 48.1% of total operating expenses for the nine months ended September 30, 2007, compared to 51.6% for the nine months ended September 30, 2006. Office and warehouse expenses and building and occupancy costs increased by $1.3 million, or 39.6%, and $0.7 million, or 20.5%, respectively, for the nine months ended September 30, 2007, from the nine months ended September 30, 2006, due to the increase in expenses related to the Miami operations and relocation to the new headquarters facility.

Operating income. Operating income decreased $3.0 million, or 11.7%, to $22.5 million for the nine months ended September 30, 2007, from $25.5 million for the nine months ended September 30, 2006 primarily driven by higher operating expenses due to the settlement agreement with the Uruguayan tax authority. In-country operating income increased $1.2 million, or 7.6%, to $17.0 million for the nine months ended September 30, 2007, from $15.8 million for the nine months ended September 30, 2006. Miami operating income decreased $4.2 million, or 43.4%, to $5.5 million for the nine months ended September 30, 2007, from $9.6 million for the nine months ended September 30, 2006 due to higher operating expenses. As a percentage of revenue, operating income decreased to 2.9% for the nine months ended September 30, 2007, as compared to 3.9% for the nine months ended September 30, 2006. The decrease was a result of the increased costs of revenue and selling, general and administrative expenses during the nine months ended September 30, 2007 due to higher compensation, communications and facilities expenses.

Other expense (income), net. Other expense (income), net is comprised of interest income, interest expense, other expense (income) and foreign exchange loss (gain). Other expense (income), net decreased $1.5 million, or 11.2%, to a net expense of $11.7 million for the nine months ended September 30, 2007, from a net expense of $13.2 million for the nine months ended September 30, 2006. The decrease was attributable to the translation impact of the fluctuation in the Chilean Peso. The foreign exchange loss (gain) increased by $2.8 million, or 142.1%, to a foreign exchange gain of $0.8 million related to operations in Chile for the three months ended September 30, 2007, from a foreign exchange loss of $2.0 million recorded in the nine months ended September 30, 2006. The Chilean Peso experienced a revaluation of 4.0% during the nine months ended September 30, 2007, strengthening during the nine months ended September 30, 2007, to 511.2 from 532.6 as of December 31, 2006, as compared to the weakening during the nine months ended September 30, 2006 to 537.8, from 514.5 as of December 31, 2005. This decrease was partially offset by the increase in interest expense of $1.3 million, or 11.1% resulting from increased borrowings under SBA’s Comerica Bank revolving credit facility and the accelerated amortization of deferred loan costs associated with the $5.0 million sinking fund payment related to our 11 3/4% Notes in August 2007.

Provision for income taxes. The provision for income taxes decreased by $1.0 million, or 28.9% to $2.5 million for the nine months ended September 30, 2007, from $3.5 million for the nine months ended September 30, 2006. The decrease was due to lower pretax earnings and effective tax rate during the period. Our effective tax rate for the nine months ended September 30, 2007 was 23% as compared to the 28% rate for the nine months ended September 30, 2006, due to translation gains that are not taxable in the local jurisdictions for Colombia and Chile.

Net income. Net income decreased $0.5 million, or 5.6%, to $8.3 million for the nine months ended September 30, 2007, as compared to $8.8 million for the nine months ended September 30, 2006. The decline was driven by lower operating income partially offset by favorable foreign currency gains and a lower provision for income taxes.

Liquidity and Capital Resources

Cash Flows

The IT products distribution business is working-capital intensive. Historically, we have financed our working capital needs through a combination of cash generated from operations, trade credit from our vendors, borrowings under revolving bank lines of credit (including issuances of letters of credit), asset-based financing arrangements that we have established in certain Latin American markets and the issuance of our 11 3/4 % Notes.

Our working capital at September 30, 2007 increased by $5.1 million, or 5.2%, to $103.3 million, as compared to $98.2 million at December 31, 2006. This increase was primarily attributable to growth in trade accounts receivable due to the increase in revenue. The increase was also driven by higher trade accounts receivable days resulting from increased business with retail customers and increased levels of inventory, reflecting the growth of our business, partially offset by higher trade accounts payable days. Our cash and cash equivalents at September 30, 2007 amounted to $13.3 million, as compared to $20.6 million as of December 31, 2006. This decrease was primarily attributable to higher working capital requirements as a result of our growth.

Cash flows from operating activities. Our cash flows from operations resulted in a requirement of $14.5 million for the nine month period ended September 30, 2007, as compared to a generation of $3.1 million for nine month period ended September 30, 2006. This requirement was driven by higher working capital requirements due to an increase in trade accounts receivable and inventories as a result of the increase in revenue, partially offset by higher trade accounts payable.

Cash flows from investing activities. Our cash flows from investing resulted in a requirement of $5.1 million for the nine month period ended September 30, 2007, as compared to a requirement of $3.9 million for the nine month period ended September 30, 2006. This increase was primarily driven by capital expenditures associated with the opening of our new headquarters facility in Miami and warehouse facility in Lima, Peru.

Cash flows from financing activities. Our cash flows from financing resulted in a generation of $12.4 million for the nine months ended September 30, 2007, as compared to a generation of $0.8 million for the nine months ended September 30, 2006. This change was driven by increased borrowings against SBA’s revolving credit facility as a result of the increase in inventory levels.

Working Capital Management

The successful management of our working capital needs is a key driver of our growth and cash flow generation. The following table sets forth certain information about our trade accounts receivable, inventories and accounts payable, which are the largest elements of our working capital:

	As of September 30, 2007	As of December 31, 2006
	(Unaudited)	(Audited)
Balance sheet data:
Trade accounts receivable, net of allowance for doubtful accounts	$118,909	$89,290
Inventories	106,175	94,410
Accounts payable	116,686	95,972

	Nine Months Ended September 30, 2007	Year Ended December 31, 2006
	(Unaudited)	(Audited)
Other data:
Trade accounts receivable days (1)	42.4	36.6
Inventory days (2)	42.0	43.2
Accounts payable days (3)	(46.2)	(43.9)

Cash conversion cycle days (4)	38.2	35.9

(1)	Defined as our consolidated trade accounts receivable (net of allowance for doubtful accounts) as of the last day of the year divided by our consolidated revenue for such period times 365 days. Our consolidated trade accounts receivable for our in-country operations include value added tax at a rate of between 5% and 27% (depending on the country). The exclusion of such value added tax would result in lower trade accounts receivable days.
(2)	Defined as our consolidated inventory as of the last day of the year divided by our consolidated cost of goods sold for such period times 365 days.
(3)	Defined as our consolidated accounts payable as of the last day of the year divided by our consolidated cost of goods sold for such period times 365 days.
(4)	Defined as our trade accounts receivable days plus inventory days less accounts payable days.

Cash conversion cycle days. One measurement we use to monitor working capital is the concept of cash conversion cycle, which measures the number of days we take to convert accounts receivables and inventory, net of payables, into cash. Our cash conversion cycle increased to 38.2 days at September 30, 2007, from 35.9 days at December 31, 2006. This increase was primarily driven by an increase in the trade accounts receivable slightly offset by the reduction in inventory days and the increase in the accounts payable days. Accounts payable days increased due to an expansion of credit capacity with certain key vendors while inventory days grew as a result of increased volume of sea-container shipments from Asia. Trade accounts receivable days increased due to the volume of business with retail clients that demand 60-90 day credit terms.

Trade accounts receivable. We principally sell products to a large base of third-party distributors, resellers and retailers throughout Latin America and the Caribbean and to other Miami-based exporters of IT products to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No one customer accounted for more than 2.0% of sales. We provide trade credit to our customers in the normal course of business. The collection of a substantial portion of our receivables is susceptible to changes in Latin America and Caribbean economies and political climates. We monitor our exposure for credit losses and maintain allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting our industry. The financial condition of our customers and the related allowance for doubtful accounts is continually reviewed by management.

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

Capital Expenditures and Investments

Capital expenditures increased to $5.6 million for the nine month period ended September 30, 2007 compared to $3.5 million for the nine months ended September 30, 2006. This increase was primarily driven by capital expenditures related to the new headquarters facility in Miami, Florida and the additional warehouse facility in Lima, Peru.

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

Many of our in-country operations also have limited credit facilities. These credit facilities fall into three categories: asset-based financing facilities, letter of credit and performance bond facilities, and unsecured revolving credit facilities and lines of credit. As of September 30, 2007, the total amount available under these credit facilities was $9.0 million, and the outstanding balance on these in-country facilities totaled approximately $6.7 million.

On August 25, 2005, we completed a $120.0 million offering of the 11 3/4% Notes. The 11 3/4% Notes are due January 15, 2011. The Notes were sold at 99.057% of face value and carry a coupon rate of 11 3/4%. The proceeds of the offering were used to repay existing indebtedness, pay a dividend to our existing stockholders, and pay fees and expenses associated with the debt offering, with the remaining balance to be used for general corporate purposes. The 11 3/4% Notes are secured with 100.0% of the common shares of Intcomex Holdings, LLC and Intcomex Holdings SPC-1, LLC and 65.0% of the shares of IXLA Holdings, LTD plus a second priority lien on the assets of SBA.

Concurrent with the offering of the 11 3/4% Notes, SBA entered into a new $25.0 million three-year revolving credit facility with Comerica Bank. Borrowings against the facility bear interest at prime less 75 basis points and are secured on a first priority basis by all the assets of SBA (but excluding equity interests in SBA or our other direct and indirect subsidiaries). In 2006, SBA was in default under the credit facility as a result of SBA’s repayment of a portion of the outstanding principal under our intercompany loan with SBA. On November 2, 2006, Comerica granted a waiver and SBA and Comerica Bank amended the credit facility and a related subordination agreement to allow SBA to make certain payments on an intercompany loan from Intcomex, Inc., increase the minimum level of tangible effective net worth to $37.0 million (which minimum level shall decline from the third fiscal quarter of 2006 to the end of the third fiscal quarter of 2007 to $25.0 million and remain at $25.0 million thereafter) and extend the maturity date to August 25, 2010.

As of March 31, 2007, SBA was in default on its capital expenditure covenant under its revolving credit facility with Comerica Bank due to a delay in the relocation of our main warehouse and headquarters in Miami and a resulting delay in the timing of capital expenditures. On May 14, 2007, SBA requested and received a waiver from Comerica Bank on the covenant default and on May 15, 2007, entered into an amendment to the revolving credit facility agreement was signed increasing the facility to $27.5 million from $25.0 million and raising the 2007 capital expenditure limit to $2.5 million from $1.0 million.

As of August 17, 2007, SBA and Comerica Bank entered into a third amendment to the revolving credit facility. The amendment increased the maximum amount available for borrowing under the revolving credit facility from $27.5 million to $30.0 million, computed on the basis of a re-defined borrowing base formula linked to the value of SBA’s inventory and the accounts receivable of SBA and certain of its foreign affiliates. For the fiscal year ending December 31, 2007, SBA agreed to maintain net income of not less than $7.5 million. Starting in 2008, this net income covenant will be replaced by a covenant to maintain as of the last day of each fiscal year of SBA, commencing with the fiscal year ending December 31, 2008, a fixed charge coverage ratio of not less than 1.0 to 1.0. Further, the maturity of the revolving credit facility was extended to August 25, 2010, unless terminated earlier. We may terminate the revolving credit facility at any time without penalty upon at least three business days’ notice to Comerica Bank, provided such termination is accompanied by payment in full of all amounts borrowed. On September 20, 2007, SBA amended the revolving credit facility agreement to increase the 2007 capital expenditures limit to $3.0 million from $2.5 million. As of September 30, 2007, the outstanding draws against the revolving credit facility was $22.2 million.

As a result of a privately negotiated arms’ length transaction arranged by Anthony Shalom and Michael Shalom, on August 15, 2007, we repurchased $2.2 million of the 11 3/4% Notes held by the Pledging Noteholders, at the same market price as $2.8 million of the Notes we purchased in the open market on the prior day. We delivered to the trustee under the indenture governing the 11 3/4% Notes all $5.0 million aggregate principal amount of the 11 3/4% Notes purchased on August 14, and 15, 2007, for cancellation of our mandatory sinking fund redemption that we were required to make by August 15, 2007, under the indenture.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of material contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we review and evaluate our estimates and assumptions, including, but not limited to, those that relate to revenue recognition, accounts receivable and vendor programs; inventories; goodwill and other long-lived assets; and income taxes. Our estimates are based on our historical experience and a variety of other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making our estimates about the carrying values of assets and liabilities that are not readily available from other sources. Although we believe our estimates, judgments and assumptions are appropriate and reasonable based upon available information, these assessments are subject to a wide range of factors; therefore, actual results could differ from these estimates.

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

The Company allows its customers to return defective products for exchange or credit within 30 days of delivery based on the warranty of the Original Equipment Manufacturer (OEM). An exception is infrequently made for long-standing customers with current accounts, on a case-by-case basis and upon approval by management. A return is recorded in the period of the return because, based on our past experience, such returns are infrequent and immaterial.

Shipping and handling costs billed to customers are included in revenue and related costs are included in the cost of sales.

We provide allowances for doubtful accounts on our accounts receivable for estimated losses resulting from the inability of our customers to make required payments. Changes in the financial condition of our customers or other unanticipated events, which may affect their ability to make payments, could result in charges for additional allowances exceeding our expectations. These estimates require judgment and are influenced by the following considerations: the large number of customers and their dispersion across wide geographic areas; the fact that no single customer accounted for 2.0% or more of our revenue during the nine month period ended September 30, 2007; a dedicated credit department at our Miami headquarters and at each of our in-country subsidiaries; aging of receivables, individually and in the aggregate; credit insurance coverage; and the value and adequacy of collateral received from our customers in certain circumstances. Uncollectible accounts are written-off annually against the allowance.

In accordance with Emerging Issues Task Force Issue 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), our revenues are reported net of any sales, gross receipts or value added taxes (“VAT”).

We extend a warranty for products to customers with the same terms as the OEM’s warranty to use. All product related warranty costs incurred by us are reimbursed by OEMs.

Vendor Programs. We receive funds from vendors for price protection, product rebates, marketing and promotions and competitive programs, which are recorded as adjustments to product costs or selling, general and administrative expenses according to the nature of the program. Some of these programs may extend over one or more quarterly reporting periods. We recognize rebates or other vendor incentives as earned based on sales of qualifying products or as services are provided in accordance with the terms of the related program. We provide reserves for receivables on vendor programs for estimated losses resulting from vendors’ inability to pay or rejections of claims by vendors. These reserves require judgment and are based upon aging and management’s estimate of collectibility.

Inventories. Our inventory levels are based on our projections of future demand and market conditions. Any unanticipated decline in demand or technological changes could cause us to have excess or obsolete inventories. On an ongoing basis, we review for estimated excess or obsolete inventories and make provisions for our inventories to reflect their estimated net realizable value based upon our forecasts of future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory obsolescence provisions may be required. Our estimates are influenced by the following considerations: the availability of protection from loss in value of inventory under certain vendor agreements, the extent of our right to return to vendors a percentage of our purchases, the aging of inventories, variability of demand due to economic downturn and other factors, and the frequency of product improvements and technological changes. Rebates earned on products sold are recognized when the product is shipped to a third party customer and are recorded as a reduction to cost of sales in accordance with EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.

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

Income taxes. As part of the process of preparing our consolidated financial statements, we calculate our income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This process involves calculating our actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses, for tax and financial reporting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we must provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for tax liabilities involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities.

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

Commitments and Contingencies

We accrue for contingent obligations when the obligation is probable and the amount is reasonably estimable. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the financial statements.

Estimates that require judgment and are particularly sensitive to future changes include those related to taxes, legal matters, the imposition of international governmental monetary, fiscal or other controls, changes in the interpretation and enforcement of international laws (in particular related to items such as duty and taxation), and the impact of local economic conditions and practices, which are all subject to change as events evolve and as additional information becomes available.

As part or our normal course of business, we are involved in certain claims, regulatory and tax matters. In the opinion of our management, the final disposition of such matters will not have a material adverse impact on our results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

The U.S. dollar is the functional currency in the preparation of our consolidated financial statements in all of our in-country operations, except in Mexico where the functional currency is the Mexican Peso. In most of our In-country operations, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, our books and records are prepared in currencies other than the U.S. dollar. For these countries, re-measurement into the U.S. dollar is required for the preparation of our consolidated financial statements and will impact our results of operations. The re-measurement of our operating expenses is performed using an appropriately weighted average exchange rate for the period. For periods where the local currency has appreciated relative to the U.S. dollar, the re-measurement increases the value of our operating expenses, thereby adversely impacting our operating margins. Conversely, the weakening of a local currency in one of these markets will have the opposite effect from those described above on operating expenses and operating margins. For example, we estimate that a one percent weakening or strengthening of the U.S. dollar against these local currencies would have increased or decreased our selling, general and administrative expenses by $333,000 and $236,000 for the years ended December 31, 2006 and 2005, respectively. The re- measurement of our monetary assets and liabilities is performed using exchange rates at the balance sheet date, with the changes being recognized in Foreign exchange loss (gain) in our consolidated statements of operations.

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

It is our policy not to enter into interest rate transactions for speculative purposes.

Item 4.	Controls and Procedures.

There have been no changes in the Company’s internal control over financial reporting that have occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, due to the circumstances in Uruguay we examined our third-party purchasing controls and implemented additional measures including centralized corporate oversight of all purchases by local operations from non-OEM third parties and enhanced IT systems to strengthen purchasing controls, in particular in the areas of treasury, accounting and purchasing. Following completion of our investigation, the general manager of our Uruguayan subsidiary resigned.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings.

In the normal course of business, the Company is subject to litigation. In the opinion of management, the ultimate resolution of the present litigations will not have a material adverse effect on the condensed consolidated financial statements.

For a description of the settlement agreements between our Uruguayan subsidiary and Uruguayan regulatory authorities whereby the risk connected with, and the commitment of potentially significant financial and managerial resources to, potential regulatory claims was avoided, see “Part I—Financial Information, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Uruguay Tax Audit”.

Item 1A.	Risk Factors.

Risks Relating to Our Business

We operate in a highly competitive environment and, as a result, we may not be able to compete effectively or maintain or increase our sales, market share or margins.

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

Our relatively high margins, together with improving regional economic conditions, may attract new competitors into our markets, which could result in the loss of our market share and may cause our results of operations to decline.

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

The challenge of establishing and maintaining sufficient systems and controls and hiring, retaining and training sufficient accounting and finance personnel has intensified as our business has grown rapidly in recent years and expanded into new geographic markets. As a result, we have identified the need to expand our finance and accounting staff and enhance internal controls at both the corporate and in-country levels, and to enhance the training of in-country management personnel regarding internal controls and management reporting, to meet our current needs. This process is ongoing. For example, although we expect our new company-wide financial reporting system Sentai to enhance the control of daily operating functions by our senior management, Sentai has yet to be implemented in three out of 12 countries in which we have operations. In addition, although we have recently hired a corporate controller with responsibility for our SEC reporting as well as two controllers for our subsidiaries in Argentina and Guatemala, we are still seeking to add personnel to our finance and accounting staff. In addition, we are enhancing existing controls and instituting new controls at our consolidated and subsidiary operating levels.

Although we believe our current management and financial reporting systems, internal and disclosure controls and finance and accounting personnel are sufficient to enable us to effectively manage our business, identify unfavorable developments and risks at an early stage and produce financial information in an accurate and timely manner, we cannot be sure this will be the case. In addition, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that its objectives are met. Its inherent limitations include the realities that judgments in decision-making can be faulty and failures can occur because of a simple mistake. Moreover, controls can be circumvented by the acts of an individual, collusion of two or a group of people or by management’s decision to override the existing controls. For example, although immaterial in amount, two employees of our Panama subsidiary colluded to commit check fraud which went undetected from mid-2002 to early 2006.

Deficiencies in our controls may have contributed to the circumstances that led to our recent settlements following a tax audit with the Uruguayan tax and customs authorities. These settlements resulted in a net pretax charge of $3.8 million to the company in the second quarter of 2007 as described under “Part I—Financial Information, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Uruguay Tax Audit.” Moreover, a targeted review of various internal controls in our in-country operations related to certain key components of our financial statements initiated as a follow up to the Uruguay tax audit indicated various areas in which controls should be improved. We have implemented, or are implementing, control improvements to address these issues.

We believe that we will also need to continue to expand our finance and accounting staff and enhance internal controls at both the corporate and in-country levels, and to enhance the training of in-country management personnel regarding internal controls and management reporting, to meet our future needs as a result of our anticipated or future growth. We cannot be sure that we will be able to take all necessary actions in a timely manner in order to keep pace with our anticipated growth.

Our failure to establish and maintain sufficient management and financial reporting systems and internal and disclosure controls, to hire, retain and train sufficient accounting and finance personnel, and to enhance the training of in-country management personnel regarding internal controls and management reporting could impair our ability to prepare accurate and timely financial information, hinder our growth and have a material adverse effect on our current or future business, results of operations and financial condition.

We are exposed to increased costs associated with complying with the Sarbanes-Oxley Act of 2002 and other corporate governance and disclosure standards. Compliance efforts could divert management time from revenue-generating activities to compliance activities and failures to comply could cause reputational harm, a decline of the trading price of our securities and additional costs to remedy shortcomings.

The Sarbanes-Oxley Act of 2002, or SOX, as well as rules implemented by the SEC and the Nasdaq Global Market, require us to adopt various corporate governance practices and implement various internal controls when we become a public company. Our efforts to comply with evolving laws, regulations and standards applicable to public companies have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time from revenue-generating activities to compliance activities.

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

If the IT products market in Latin America and the Caribbean does not grow as we expect, we may not be able to maintain or increase our present growth rate and our results of operations and financial condition could be affected.

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

Fluctuations in foreign currency exchange rates could reduce our gross profit and gross margins and increase our operating expenses in U.S. dollar terms.

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

For a more detailed discussion of the effect of foreign currency fluctuations on our results of operations, see “Part I—Financial Information Item 3. Quantitative and Qualitative Disclosures About Market Risks—Foreign exchange risk.”

We could experience difficulties in staffing and managing our foreign operations, which could result in reduced revenues and difficulties in realizing our growth strategy.

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

We are dependent on a variety of IT and telecommunications systems and are subject to additional risks, as we are in the process of implementing a new company-wide reporting system, and any disruptions in our existing systems or delays in implementing our new system could adversely impact our ability to effectively manage our business and prepare accurate and timely financial information.

We are dependent on a variety of IT and telecommunications systems, including systems for managing our inventories, accounts receivable, accounts payable, order processing, shipping and accounting. In addition, our ability to price products appropriately and the success of our expansion plans depend to a significant degree upon our IT and telecommunications systems. We are in the process of installing Sentai, a new company-wide financial reporting system. Sentai is a scalable IT system that enables simultaneous decentralized decision-making by our employees involved in sales and purchasing while permitting control of daily operating functions by our senior management. We are also using the Sentai logistics and inventory management system in order to better adapt to higher shipping volumes. The system has been implemented in eight of our 12 in-country locations and in our Miami location. We expect to complete implementation in the remaining locations by year-end 2008. Our experience with this new platform is limited and each new installation requires the training of our local employees. In addition, new installations may require further modifications in order to handle the different accounting requirements in each of the countries in which it is installed. Any delay in installation or temporary or long-term failure of these systems, once installed, could adversely impact our ability to effectively manage our business and prepare accurate and timely financial information. Also, our failure to adapt and upgrade our systems to keep pace with our future development and expansion could hurt our results of operations.

Our substantial debt could limit the cash flow available for our operations, which could adversely affect our business.

We have now and will continue to have a substantial amount of debt, which requires significant interest and principal payments. As of September 30, 2007, we had $150.3 million of total debt outstanding (consisting of $114.3 million outstanding under our

11 3/4% Notes, net of discount, $27.1 million outstanding under the revolving credit facility of SBA, $6.7 million of outstanding debt of our foreign subsidiaries and $2.2 million of capital leases). Subject to the limits contained in the indenture governing our 11 3/4% Notes and our other debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we incur additional debt, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to the holders of our common stock, including the following:

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

•	maintain a ratio of senior debt to tangible effective net worth (tested quarterly) of not more than 2.5 to 1.0;

•	maintain for the fiscal year ending December 31, 2007, net income of not less than $7.5 million; and

•	maintain as of the last day of each fiscal year, commencing with the fiscal year ending December 31, 2008, a fixed charge coverage ratio of not less than 1.0 to 1.0.

As a result of these covenants and restrictions, we are limited in how we conduct our business and we may be unable to raise additional debt financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive or additional covenants.

We may not be able to maintain compliance with our current debt covenants or any additional covenants in the future and our failure to do so could adversely impact our liquidity.

In 2006, SBA was in default under its revolving credit facility with Comerica Bank as a result of SBA’s repayment of a portion of the outstanding principal under our intercompany loan to SBA. SBA was prohibited from repaying any principal under the intercompany loan pursuant to a subordination agreement with the lender under the revolving credit facility. The lender granted a waiver of the default and amended the revolving credit facility and related subordination agreement to allow SBA to repay the principal under the intercompany loan ($22.6 million of which remains outstanding), which amounts we expect to use to pay interest and a portion of the sinking funds payments due under our 11 3/4% Notes. As of March 31, 2007, SBA was in default on its capital expenditure covenant under its revolving credit facility with Comerica Bank due to a delay in the relocation of our main warehouse and headquarters in Miami and a resulting delay in the timing of capital expenditures. On May 14, 2007, SBA requested and received a waiver from Comerica Bank on the covenant default and on May 15, 2007 an amendment to the revolving credit facility was signed increasing the facility to $27.5 million from $25.0 million and raising the 2007 capital expenditure limit to $2.5 million from $1.0 million. On August 17, 2007, SBA entered into an amendment to the revolving credit facility increasing the facility to $30.0 million from $27.5 million, and extending the maturity date to August 25, 2010. On September 20, 2007, SBA amended the revolving credit facility agreement to increase the 2007 capital expenditures limit to $3.0 million from $2.5 million.

We may not be able to maintain compliance with our current covenants or any additional covenants in the future and, if we fail to do so, we may not be able to obtain waivers from the lenders or amend any such covenants on acceptable terms or at all. If we fail to obtain such waivers or a replacement facility, we may not have resources sufficient at our parent company level or otherwise to meet our anticipated debt service requirements, capital expenditures and working capital needs.

Our and SBA’s failure to comply with the restrictive covenants described above could result in an event of default, which, if not cured or waived, could result in either of us having to repay our respective borrowings before their respective due dates. If we or SBA is forced to refinance these borrowings on less favorable terms, our results of operations or financial condition could be harmed. In addition, if we are in default under any of our existing or future debt facilities, we also will not be able to borrow additional amounts under those facilities to the extent they would otherwise be available and may not be able to repay our existing indebtedness.

We have significant credit exposure to our customers. If we are unable to effectively manage our accounts receivable, it could result in longer payment cycles, increased collection costs and defaults exceeding our expectations and adversely impact the cost or availability of our financing.

We extend credit for a significant portion of sales to our customers. We are subject to the risk that if our customers fail to pay or delay payment for the products they purchase from us, it could result in longer payment cycles, increased collection costs, defaults exceeding our expectations and an adverse impact on the cost or availability of financing. These risks may be exacerbated by a variety of factors, including adverse economic conditions, decreases in demand for our products and negative trends in the businesses of our customers.

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

Our expansion into new markets may present additional risks, which may limit our success in those markets and could hurt our results of operations.

We currently have in-country sales and distribution operations in 12 Latin American and Caribbean countries and a sales office in Brazil. We expect to enter into new geographic markets both within the countries where we already conduct operations and in new countries where we have no prior operating or distribution experience. In new markets, we will face challenges such as customers’ lack of awareness of our brand, difficulties in hiring personnel and our unfamiliarity with local markets. New markets may also have different competitive conditions from our existing markets and may generate lower margins. Any failure on our part to recognize or effectively respond to these differences may limit the success of our operations in those markets, and could hurt our results of operations.

We depend on a relatively small number of vendors for products that make up a significant portion of our revenue and the loss of a relationship with any of our key vendors may hurt our results of operations.

A significant portion of our revenue is derived from products manufactured by a relatively small number of vendors. For the nine months ended September 30, 2007 and the years ended December 31, 2006 and 2005, our top ten vendors manufactured products that accounted for 64.8%, 63.8% and 64.0% of our revenue, respectively, and the products of one top vendor accounted for 16.9% of our revenue in the nine months ended September 30, 2007, the products of the same top vendor accounted for 14.8% of our revenue in 2006 and the products of a different top vendor accounted for 14.8% of our revenue in 2005. We expect that we will continue to obtain most of our products from a relatively small number of vendors and that the portion of our revenue that we obtain from such vendors may continue to increase in the future. Due to intense competition in the IT products distribution industry, our key vendors can choose to work with other distributors and, pursuant to standard terms in our vendor agreements, may terminate their relationships with us on short notice. The loss of a relationship with any of our key vendors may hurt our results of operations.

If we are unable to obtain sufficient trade credit from our vendors or other sources in a timely manner and on reasonable terms, our results of operations could be adversely affected and our growth inhibited.

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

Our vendors generally can unilaterally change the terms of the sales agreements for future orders and if they adversely change the terms, our results of operations could be hurt.

The sales agreements provided by our vendors are generally at will agreements that have short terms. Generally, each vendor has the ability to unilaterally change the terms and conditions of its sales agreements for future orders, including by reducing the level of purchase discounts, rebates and marketing programs available to us. If we are unable to pass the impact of these changes through to our reseller and retailer customers (usually through increased prices), our results of operations could be hurt.

We are dependent on vendors to maintain adequate inventory levels and oversupplies may adversely affect our margins and product shortages may adversely affect our revenues and costs.

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

The IT industry is also characterized by periods of severe product shortages due to vendors’ difficulties in projecting demand for certain products distributed by us. When such product shortages occur, we typically receive an allocation of products from the vendor. Our vendors may not be able to maintain an adequate supply of products to fulfill all of our customer orders on a timely basis and the costs of these products to us may increase. Any supply shortages or delays (some or all of which are beyond our control) could cause us to be unable to service customers on a timely basis. If the decline in sales or increased costs due to product shortages is not offset by higher margins, this could hurt our results of operations.

We are subject to the risk that our inventory values may decline, which could adversely affect our results of operations.

The IT products distribution industry is subject to rapid technological change, new and enhanced product specification requirements and evolving industry standards. These factors may cause a substantial decline in the value of our inventory or may render all or substantial portions of our inventory obsolete. Changes in customs or security procedures in the countries through which our inventory is shipped, as well as other logistical difficulties that slow the movement of our products to our customers, can also exacerbate the impact of these factors. While some of our vendors offer us limited protection against the decline in value of our inventory due to technological change or new product developments in the form of credit or partial refunds, these protective policies are largely subject to the discretion of our vendors and change from time to time. In addition, we distribute private label products for which price protection and rights of return are not customarily contractually available, and for which we bear increased risks. In any event, the protective terms of our vendor agreements may not adequately cover declines in our inventory value and these vendors may discontinue providing these terms at any time in the future. Any decline in the value of our inventory not offset by vendor credits or refunds could adversely affect our results of operations.

If our vendors fail to respond quickly to technological changes and innovations and our product offerings fail to satisfy consumers’ tastes or respond to changes in consumer preferences, our revenues may decline and our competitors may gain additional market share.

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

Direct sourcing by our customers could result in our customers reducing their purchases from us, which would hurt our results of operations.

We occupy a position in the middle of the IT products distribution chain in Latin America and the Caribbean, between IT product vendors, on the one hand, and locally-based distributors, resellers and retailers, on the other. Further industry consolidation, increased competition, technological changes and other developments, including improvements in regional infrastructure, may cause our vendors to bypass us and sell directly to our customers. As a result, our distributor, reseller and retailer customers and our vendors may increase the level of direct business they do with each other, which could reduce their purchases from us and hurt our results of operations.

We may suffer from theft of inventory, which could result in losses and increases in security and insurance costs.

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

Any losses of inventory could exceed the limits of, or be subject to an exclusion from, coverage under our insurance policies. In addition, claims filed by us under our insurance policies could lead to increases in the insurance premiums payable by us or the termination of coverage under the relevant policy. As a result, losses of inventory, whether or not insured, could adversely affect our results of operations.

We rely on third party shippers and carriers whose operations are outside our control, and any failure by them to deliver products to our customers in a timely manner may damage our reputation and could cause us to lose customers.

We rely on arrangements with third-party shippers and carriers such as independent shipping companies for timely delivery of our products to our in-country sales and distribution operations and third-party distributors, resellers and retailers. As a result, we are subject to carrier disruptions and increased costs due to factors that are beyond our control, including labor strikes, inclement weather and increased fuel costs. If the services of any of these third parties become unsatisfactory, we may experience delays in meeting our customers’ product demands and we may not be able to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products to our customers in a timely manner may damage our reputation and could cause us to lose customers.

We may not realize the expected benefits from any future acquisitions, thereby adversely impacting our growth.

As part of our strategy, we may pursue acquisitions in the future. Our success in realizing the expected benefits from any business acquisitions depends on a number of factors, including retaining or hiring local management personnel to run our operations in new countries, successfully integrating the operations, IT systems, customers, vendors and partner relationships of the acquired companies and devoting sufficient capital and management attention to the newly acquired companies in light of other operational needs. Our efforts to implement our strategy could be affected by a number of factors beyond our control, such as increased competition and general economic conditions in the countries where the newly acquired companies operate. Any failure to effectively implement our strategy could adversely impact our growth.

We anticipate that we may need to raise additional financing to grow our business but it may not be available on terms acceptable to us, if at all.

We expect our operating expenditures and working capital needs will increase over the next several years as our sales volume increases and we expand our geographic presence and product portfolio. We currently believe that our cash on hand, anticipated cash provided by operations, available and anticipated trade credit and borrowings under SBA’s revolving credit facility and our in-country lines of credit, will provide sufficient resources to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next 12 months. However, if our results of operations are not as favorable as we anticipate (including as a result of increased competition), our funding requirements are greater than we expect (including as a result of growth in our business) or our liquidity sources are not at anticipated levels (including levels of available trade credit), our resources may not be sufficient and we may have to raise additional capital to support our business. In addition, we may not be able to accurately predict future operating results or changes in our industry which may change these needs. In the event that such additional financing is necessary, we may seek to raise such funds through public or private equity or debt financing or other means. We may not be able to obtain additional financing when we need it, or we may not be able to raise financing on terms acceptable to us. In the event that adequate funds are not available in a timely manner, our business and results of operations may be harmed.

We are exposed to the risk of natural disasters, war and terrorism that could disrupt our business and result in increased operating costs and capital expenditures.

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

In addition, because of concerns arising from large damage awards and incidents of terrorism, it has become increasingly difficult for us to obtain adequate terrorism insurance coverage at reasonable premiums, which has increased our costs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit No.	Description
3.2	Amended and Restated By-laws of Intcomex, Inc.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Anthony Shalom
Anthony Shalom	Chairman of the Board of Directors Chief Executive Officer	November 14, 2007

/s/ Michael F. Shalom
Michael F. Shalom	President	November 14, 2007

/s/ Russell A. Olson
Russell A. Olson	Chief Financial Officer	November 14, 2007

Exhibit Index

Exhibit No.	Description
3.2	Amended and Restated By-laws of Intcomex, Inc.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.