Form 10-K
period 2007-12-31
Intcomex, Inc.
filed 2008-03-31
CIK 1359425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

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

The registrant had 100,000 shares of Common Stock, voting, par value $0.01 per share and 2,182 shares of Class B Common Stock, non-voting par value $0.01 per share, outstanding at December 31, 2007. There is no public trading market for the stock.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONT ENTS

PART I

Item 1.	Business.

Company

We believe Intcomex, Inc. and its subsidiaries (“Intcomex,” “we,” “us,” or “our”) is the largest pure play value-added distributor of information technology (“IT”) products focused solely on serving Latin America and the Caribbean. We distribute computer components, peripherals, software, computer systems, accessories, networking products and digital consumer electronics to more than 40,000 customers in 40 countries. We offer single source purchasing to our customers by providing an in-stock selection of more than 5,700 products from over 197 vendors, including many of the world’s leading IT product manufacturers. We serve the Latin American and Caribbean IT products markets using a dual distribution model:

•	As a Miami-based wholesale aggregator, we sell primarily to:

•	third-party distributors, resellers and retailers of IT products based in countries in Latin America and the Caribbean where we do not have a local presence;

•

third-party distributors, resellers and retailers of IT products based in countries in Latin America and the Caribbean where we have a local presence but whose volumes are large enough to enable them to efficiently acquire products directly from United States (“U.S.”)-based wholesale aggregators;

•	other Miami-based exporters of IT products to Latin America and the Caribbean; and

•	our in-country operations.

•

As an in-country distributor in 12 countries, we currently sell to over 40,000 local reseller and retailer customers, including value-added resellers (companies that sell, install and support IT products and personal computers (“PCs”), systems builders (companies that specialize in building complete computer systems by combining components from different vendors), smaller distributors and retailers.

History

Anthony Shalom and Michael Shalom founded our Company as a small software retailer in South Florida in 1988. In 1989, we started exporting IT products from Miami, Florida to Latin America and moved our headquarters to the vicinity of the Port of Miami and the Miami International Airport in order to capitalize on the growing export trade of IT products to Latin America and the Caribbean. We established our first in-country operation in Mexico in 1990, and expanded our presence to include Panama and Chile in 1994; Peru, Guatemala and Uruguay in 1997; El Salvador, Ecuador, Costa Rica and Jamaica in 2000; Argentina in 2003; and Colombia in 2004. In 2001, we exchanged our interest in Centel S.A. de C.V. (“Centel”), our then-existing Mexican operations, with the management of Centel for the Intcomex shares held by the management of Centel and we re-established our presence in Mexico by re-acquiring all interests in Centel in June 2005. Our growth into new markets has been largely organic, typically in partnership with talented local managers knowledgeable about the IT products distribution business in their country.

In August 2004, Citigroup Venture Capital International (“CVC International”), a unit of Citigroup Inc. engaged in private equity investments in emerging markets, acquired 52.5% of our voting equity interests. As part of that transaction, we redeemed all of the equity interests in our Company held by our former non-management stockholders and some of the equity interests in our Company held by our management stockholders. After giving effect to the acquisition and redemptions, Anthony Shalom and Michael Shalom became our second and third largest shareholders after CVC International, with holdings of 23.0% and 9.0% of our voting stock, respectively. The other shareholders in our Company are also members of our management. At the time of the acquisition, our shareholders entered into a shareholders agreement providing for, among other things, certain governance arrangements concerning our Company. We incorporated in the state of Delaware in August 2004.

Industry

IT products generally follow a three-tiered distribution system from the manufacturer to end-users in Latin America and the Caribbean:

•

Wholesale aggregators, like our Miami-based operations, typically based in Miami, purchase IT products from vendors, and sell those products to other Miami-based exporters and in-country distributors. They typically maintain warehouses and sales forces in Miami and do not have substantial operations outside of Miami.

•

In-country distributors like our in-country operations typically purchase IT products from wholesale aggregators and sell them to local resellers and retailers. The in-country distributors typically have a limited geographic focus (generally limited to one country or cities within one country), a local sales force in direct contact with their customers and local warehousing. The in-country distributors’ limited size, capital and geographic reach often prevent them from establishing and maintaining direct relationships with vendors, which are located predominantly in the U.S. and Asia and which focus their relationships on IT distributors with broad geographic coverage or large order sizes. In most markets, most in-country distributors lack sufficient size to benefit from significant economies of scale and are not sufficiently capitalized to offer their customers a full range of products and services.

•

Resellers typically acquire IT products from the in-country distributors and resell them to the end-user (typically individuals, small and medium businesses or governments). Resellers vary greatly in size and type, from one-person operations to large retailers.

The distribution model for IT products in Latin America and the Caribbean is markedly different from that of more advanced markets where direct sales by IT vendors are common. In Latin America and the Caribbean, IT vendors rely extensively on wholesale distribution rather than direct sales. According to International Data Corporation (“IDC”), a market intelligence and advisory firm in the IT and telecommunications industries, IT distributors (including local dealers, local assemblers and resellers) comprised 82% of PCs sold in Latin America and the Caribbean, while the remaining 18% were sold directly to end-users through the internet and original equipment manufacturer (“OEM”) direct sales in 2006.

Latin American and the Caribbean are comprised of more than 40 countries, many unique with respect to their logistical infrastructure, regulatory and legal framework, trade barriers, taxation, currency and language. This fragmentation presents challenges to IT product manufacturers seeking to establish a regional distribution, sales, logistics and service network, because such a network would have to be created separately for each country, with limited economies of scale due to the small size of most markets and barriers to entry associated with cross-border complexities. We believe that our dual distribution model, as well as our extensive geographic presence in the region, is not only unique, but also valuable to our vendors and customers and difficult to replicate.

The IT products distribution industry is driven by sales to end-users. From 1996 to 2006, spending on IT products (including hardware, packaged software and services) in Latin America and the Caribbean grew an average of 5.9% per year, from $21.8 billion to $38.5 billion, and, according to IDC, is projected to grow an average of 11.5% per year from 2006 to 2010, to $59.4 billion. While the Latin American and Caribbean population of approximately 561 million people is 88.1% larger than that of the U.S., the market in 2006 for IT products in the region was only 8.9% of the market for IT products in the U.S.

The growth in IT spending in Latin America and the Caribbean is attributed mainly to increasing PC penetration rates, rapidly increasing Internet penetration rates and increasing access to consumer credit.

Operations

Our Regional Presence

We believe we have the broadest geographical scope of any IT distributor in Latin America and the Caribbean, with sales and distribution centers in 13 countries — the U.S., Argentina, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Jamaica, Mexico, Panama, Peru and Uruguay — and a sales office in Brazil.

Revenue derived from sales to customers located in Latin America and the Caribbean accounted for almost all of our consolidated revenue for the years ended December 31, 2007, 2006 and 2005. The following chart shows our revenue for the year ended December 31, 2007, by the customers’ country of origin.

2007 Percentage of Revenue by Customers’ Country of Origin

*Other includes 22 other countries, each representing less than 1% of our 2007 revenue.

Our Miami Operations

Our Miami operations serve as the headquarters for our entire Company. Our Miami operations handle purchases from our vendors, and a majority of the products that we acquire from our vendors pass through our Miami warehouse (with the exception of products sourced from Asia, which are usually shipped directly to our in-country operations). Our Miami operations supplies our 25 in-country sales and distribution centers, our sales office in Brazil and also sells products directly to third parties. Miami third-party customers include U.S., Latin American and Caribbean distributors, resellers and retailers, who in turn, distribute or sell products throughout Latin America and the Caribbean.

Our Miami purchasing department handles most of our vendor relationships and contracts. Our Miami operations monitor our entire inventory pipeline on an ongoing basis and use information regarding the levels of inventory, in conjunction with input from the in-country managers regarding our customer demand patterns, to place orders with vendors. The centralization of our purchasing function allows the in-country operations to focus their attention on more country-specific issues such as sales, local marketing, credit control and collection. The centralization of purchasing also allows our Miami operations to maintain the records with regard to all vendor back-end rebates, promotions and incentives to ensure they are collected and to adjust pricing of products according to such incentives.

Our Miami distribution center typically ships products to each of our in-country sales and distribution operations twice a week by air and once a week by sea. These frequent shipments facilitate more efficient inventory management and increased inventory turnover. We do not have long-term contracts with logistics providers, except in Mexico and Chile. Where we do not have long-term contracts, we seek to obtain the best rates and fastest delivery times on a shipment-by-shipment basis. Our Miami operations coordinate direct shipments to third-party customers and in-country operations from vendors in Asia.

We have sales and marketing staff located in our Miami headquarters. For a detailed discussion of our sales and marketing staff, see “—Customers, Sales and Marketing.” Other functions performed in our Miami headquarters include treasury and accounting, strategic planning, consolidated information systems development and maintenance and overall marketing strategy.

Our In-Country Operations

Each of our in-country sales and distribution operations has a focused sales force and substantial inventory, with the exception of our Brazil operations which consist solely of a sales office. Our in-country operations sell to more than 40,000 customers in 40 countries.

Our in-country operations are critical to meeting the needs of local resellers and retailers which are often small, locally owned companies that lack the size and the knowledge to buy directly from the U.S. or Asia and to handle customs processing, including taxes and duties. By selling directly to resellers and retailers from locally-based operations, our in-country operations provide a competitive advantage over other multinational companies that export products into those markets. We believe that we offer our customers some of the shortest product delivery times in the industry by leveraging our capabilities as a Miami-based aggregator and as an in-country distributor. Our local presence also allows us to obtain timely and accurate information with respect each market’s growth potential and the needs of the customers in each market.

Each in-country operations is responsible for each of the following functions: sales, local marketing, extensions of credit (in compliance with our corporate credit policies), collections, inventory controls, local accounting and financial controls, shipping to customers (when needed) and providing local input (in addition to the data provided by the IT systems) to Miami for purchasing decisions.

Products

We aim to offer single source purchasing to our reseller and retailer customers so that they can purchase all of their IT product needs from us. We believe that our wide selection of products is a key attraction for resellers and retailers that buy from us. The single source purchasing concept is especially important for assemblers of unbranded or “white-box” personal computers (“PCs”), who must source all the necessary components before the assembly process begins. White-box PCs typically have lower retail selling prices but higher margins than branded computer systems. According to Gartner, Inc. (“Gartner”), a provider of research and analysis on the global IT industry, white-box PCs comprised about 57.3% of the Latin American and Caribbean PC market in 2006. We do not focus on selling branded desktop PCs other than our own Hurricane operating PCs, Blue Code PC kits and PCs we assemble under our customers’ brands.

Our in-country product lines typically include between 1,500 and 2,500 products in stock. We believe, based on our management’s estimates, that many of our local competitors have product lines of no more than 200 to 300 products in stock. The following table presents the percentage of our revenue represented by our product categories in each of the last three years:

	Year Ended December 31,
Category	2007	2006	2005
Components	46.5%	51.0%	56.5%
Peripherals	16.8%	18.2%	23.3%
Software	6.8%	4.9%	5.8%
Computer systems	17.4%	10.5%	7.5%
Accessories	6.9%	10.4%	4.8%
Networking	2.5%	2.2%	1.9%
Other products	3.1%	2.8%	0.2%

Total	100.0%	100.0%	100.0%

Our product categories are:

•

Components. This category consists of the components that are the basic building blocks of a PC and includes motherboards, processors, memory chips, internal hard drives, internal optical drives, cases and monitors.

•

Peripherals. This category consists of devices that are used in conjunction with computer systems and includes printers, power protection/backup devices, mice, scanners, external disk drives, multimedia peripherals, modems, projectors and digital cameras.

•	Software. This category consists of operating system, security and anti-virus software.

•

Computer systems. This category consists of self-standing computer systems capable of functioning independently. In most of our operations, we assemble and sell PC and notebook computers under our own brands, under our customers’ brands and in unbranded cases.

•

Accessories. This category consists of computer cables, connectors, computer and networking tools, media, media storage, keyboard and mouse accessories, speakers, computer furniture and networking accessories.

•

Networking. This category consists of hardware that enables two or more PCs to communicate, and includes modems, routers, switches, hubs and wireless local area network access points, local area network (“LAN”) interface cards and wireless LAN interface cards.

•	Other products. This category consists of digital consumer electronics and special order products.

We focus primarily on components, peripherals and accessories categories, as these product categories tend to have higher margins than the other product categories. We believe our focus on these product categories and our attention to the vendor protection policies described below under “—Vendors,” help us reduce the risks associated with inventory obsolescence. We believe that our inventory obsolescence rates, at 0.12%, 0.16% and 0.19% of revenue for the years ended December 31, 2007, 2006 and 2005, respectively, are very low by industry standards. One of our strategies is to maintain our core mix of product categories,, in particular, to maintain high levels of sales in the components category as more people in Latin America and the Caribbean become computer users.

Among our growth strategies is the expansion of our offerings in the following product categories or subcategories: enterprise-class networking products (including networking products, servers, storage and software), enterprise IP telephony products (including IP, PBX systems and IP telephones), gaming and “infotainment” products (including video game systems), digital consumer electronics (including digital cameras and plasma displays) and products sold under our proprietary brands (for example, Hurricane). We plan to expand into these product categories or subcategories gradually as demand for these products grows among our customers and end user markets, our existing vendors begin to offer these products and as we initiate relationships with new vendors offering these products.

Vendors

We have established direct relationships with many of the major global manufacturers of branded computer products, including Epson, Hewlett Packard, Intel, Kingston, Microsoft, Samsung, Seagate and Western Digital, as well as a host of generic component vendors from the U.S. and Asia. For the years ended December 31, 2007, 2006 and 2005, our top 10 vendors manufactured products that accounted for 64.6%, 63.8%, and 64.0%, respectively, of our total revenue and the products of our top vendor accounted for 16.7%, 14.8% and 14.8%, respectively, of our total revenue. We continue to believe in the strategic importance of diversifying our revenues among multiple vendors.

We have entered into written distribution agreements, which typically provide for nonexclusive distribution rights for specific territories, with many of our vendors. The distribution agreements are generally short-term and subject to periodic renewal. We believe that it is not common for vendors in our industry to have exclusive relationships with distributors and that our customers are better served by our ability to carry competing brands because the market for IT products is subject to rapid change and reliant upon product innovation. Our vendors typically extend to us payment terms of between 30 and 60 days. Vendors of branded products often offer to us back-end rebates, promotions and incentives.

Like other IT distributors, we are subject to the risk that the value of our inventory will be affected adversely by vendors’ price reductions or by technological changes affecting the usefulness or desirability of the products comprising our inventory. It is the policy of many vendors of IT products to offer distributors like us, who purchase directly from them, some protection from the loss in value of inventory due to technological change or a vendor’s price reductions. Under many of these agreements, there is only a limited, specified period of time in which the distributor may return products for credit, exchange products for other products or claim price protection credits. We take various actions to maximize our protection under vendor programs and reduce our inventory risk including monitoring our inventory levels, soliciting frequent input from in-country managers about demand projections and controlling the timing of purchases.

Although we do not offer our own rebates or price protection to our customers, we provide some of the benefits of vendor-sponsored rebates. When we sell a product, we issue to our customer a product warranty with the same terms as the vendor’s product warranty issued to us. We track the unique serial numbers of all products passing through each of our distribution facilities which enables us to determine whether specific products under product warranty presented by our customers or our in-country operations for service or repair benefit from the product warranty issued by us. This tracking system allows us to limit the quantity of unauthorized returns of merchandise and provide fast, high quality return-to-manufacturer authorization (“RMA”) service across Latin America and the Caribbean. We incurred expenses in administering the warranties issued to our customers of $1.5 million, $1.1 million, and $2.1 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Customers, Sales and Marketing

Customers

We currently sell to over 40,000 distributors, resellers and retailers in 40 countries. Although the end users of our products are mostly individuals and small and medium-sized businesses, we supply these end users through a well-established network of in-country distributors, value-added resellers, system builders and retailers, as well as through U.S.-based distributors selling into these regions. We have always emphasized customer care and long-term customer development. We seek to build customer loyalty not only by having wide product selection and quick delivery times, but also by offering customs and duties payment management, marketing assistance, product training, new product exposure, technical support and local warranty service and by providing trade credit (when the customer is approved under our credit policies). We believe that the extension of payment terms to creditworthy customers is one of our key competitive advantages. Many of our local competitors do not have the financial resources to do so and, as a result, offer products only on a cash-and-carry basis.

For the years ended December 31, 2007 and 2006, no single customer accounted for more than 2.0% of our consolidated revenue and the top 10 customers by sales volume accounted for less than 9.5% and 9.1%, respectively, of our consolidated revenue. Our strategy is to not rely on any single customer for a large percentage of sales, to diversify sales and maximize sales from individual customers.

Sales

As of December 31, 2007, we maintained a sales force of 499 people in our in-country operations and 40 employees in our Miami operations dedicated to serving our third-party customers.

Each in-country sales force is managed by a general manager and in some cases a sales manager, depending on the size of the operation. The general managers and the sales managers are responsible for customer relationships and development of new accounts. Our Chief Executive Officer and our Miami Commercial Director also spend a considerable amount of time visiting customers and our in-country operations to develop new customer accounts and solidify and improve existing relationships.

We use an incentive-based compensation structure for our sales force that varies from country to country. Generally, the compensation consists of a base salary and variable commission or bonus, based on various sales and performance metrics. The commission is generally calculated as a percentage of collected gross profits and net customer additions.

Marketing

As of December 31, 2007, our marketing department consisted of five employees in Miami and 55 employees throughout Latin America and the Caribbean. The marketing department’s responsibilities include oversight of our corporate identity, preparation of marketing materials, creation and coordination of various types of media activity and development of marketing research studies and specialized reseller-focused events. In addition, the marketing department works with vendors to establish periodic marketing and sales programs to generate vendor brand awareness and product demand, acting as a liaison between our company and our vendors.

The marketing department uses marketing and business development funds available from vendors of branded IT products for various activities, including the preparation of our annual product catalog and monthly pricing books, customer training, specialized events and trade shows. Our Miami operations administers a majority of the marketing funds and distributes them as needed to our in-country operations.

Some of our more notable marketing events are Connections, a semi-annual product and technology training event offered by vendors to the general managers and product managers of our in-country operations and INTCOMEXPO, a private trade show in the countries in which we have in-country operations organized for the benefit of our customers, with 15 to 30 vendors typically present at each show.

Credit Risk Management

We extend payment terms, generally up to 30 days, to creditworthy customers of our Miami operations and most of our in-country operations, although some higher-volume customers, such as large retailers, receive longer payment terms. In other in-country operations (most notably Mexico, where sales are primarily on a cash-and-carry basis), we establish our credit policies on a country-by-country basis depending mostly on local macroeconomic conditions, the nature of our customers and local market practices.

We have established standardized credit policies for our Miami and our in-country operations. Our credit policies include credit analysis, credit database checks, vendor and bank relationship checks and, where necessary, collateralization. In addition, substantially all of our Miami operations’ accounts receivable (other than accounts receivable owed by affiliates) are insured up to an aggregate limit of $20.0 million by Euler Hermes American Credit Indemnity Company (“Euler Hermes ACI”), a worldwide credit insurance company. Under this insurance, 10% or 20% buyer coinsurance provisions and sub-limits in coverage on a per-buyer and on a per-country basis apply.

We believe that our relatively low bad-debt expenses of 0.2%, 0.1%, and 0.2% of net revenues for years the ended December 31, 2007, 2006 and 2005, respectively, are a result of our standardized credit policies, our close and proactive monitoring of accounts receivables and collections by our Miami operations and our in-country operations and the diversification of our receivables over a large number of countries and customers. Most of our credit losses relate to customers of our Miami operations, where we serve large customers, who in some cases, are afforded credit lines in excess of $100,000. Credit losses have been nominal in our in-country operations where credit lines typically do not exceed $10,000.

Information Systems

We completed the integration of all of our local financial reporting systems into one common platform to generate our consolidated U.S. GAAP financial statements using consolidation and budgeting software developed by Business Objects Americas in 2006. In 2007, this system standardized our financial information across subsidiaries, more rapidly consolidating our results and increasing the availability of financial information on all of our in-country operations. In 2007, we continued the process of installing Sentai, our new company-wide enterprise resource planning (“ERP”), management and financial consolidation system. Sentai is a scalable IT ERP system that enables simultaneous decentralized decision-making by our employees included in sales and purchasing while permitting control of daily operating functions by our senior management. We are also using the Sentai logistics and inventory management system in order to better manage our increasing shipping volumes. In 2007, we continued with the implementation of the Company’s core ERP system and completed the migration of Argentina, Ecuador and Uruguay into the platform. The ERP system has been implemented in our Miami operations and in nine of our 12 in-country operations. We expect to complete implementation in the remaining locations by year-end 2009.

Competition

The IT products distribution industry in Latin America and the Caribbean is highly competitive. The factors on which we compete include:

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

The IT products distribution industry in Latin America and the Caribbean is very fragmented and contains several public multinational companies, whom we refer to as our public company competitors, such as Ingram Micro (in-country operations in Brazil, Chile, Mexico, Peru and Argentina), Tech Data (in-country operations in Brazil, Chile, Mexico, Peru and Uruguay), Bell Microproducts (in-country operations in Argentina, Brazil, Chile and Mexico) and SYNNEX (in-country operations in Mexico) and a large number of local companies that operate in a single country, such as Grupo Deltron S.A. in Peru, Airoldi Computación in Argentina and Makro Computo in Colombia. We believe we have the broadest in-country presence in Latin America and the Caribbean in terms of the number of countries served through an in-country presence.

Our principal public company competitors are Ingram Micro and Tech Data, each of which operates local distribution centers in the limited number of markets listed above. In contrast, we are able to offer an in-country distribution channel in many Latin American and Caribbean markets to our vendors. Additionally, while our product offering is more focused on components for white-box PCs, Ingram Micro and Tech Data are focused on high-end branded equipment, including servers. While these competitors are larger and better capitalized than we are, and, in the case of the Mexican market, have a significantly larger market share than we do, we believe that our multi-country, components-focused business model is better suited to serve Latin America and the Caribbean.

Our relatively large size provides us with certain advantages over smaller local distributors, who sometimes have a lower cost structure than we do partially because we believe they may operate in the grey market or “informal” economy. We believe our advantages generally include more developed vendor relationships, broader product offerings, greater product availability and more extensive customer service including credit and technical support.

Our participation at two levels of the distribution chain (Miami and in-country), coupled with our extensive geographic footprint, creates a market presence that we believe is unmatched by any of our competitors in terms of the number of countries served through an in-country presence and enables us to generate industry-leading margins among our public company competitors. Our dual distribution approach links a diversified set of vendors, primarily located in the U.S. and Asia, to a fragmented number of customers spread throughout Latin America and the Caribbean, and delivers value to both ends of the supply chain. To our vendors, we provide access to markets and customers that would be costly and inefficient for them to reach directly. To our customers, which are often small local resellers and retailers that lack the scale and access to buy directly from the U.S. and Asia, we provide broad and timely product availability, local staff, multi-vendor single source purchasing, technical support, customs management and local warranty service.

Trademarks and Domain Names

We have registered a number of trademarks and domain names for use in our business. Our registered trademarks include “Intcomex,” “Blue Code,” “CENTEL,” “FORZA,” “Hurricane,” “KLIP,” “KLIP XTREME,” and “NEXXT Solutions” in the U.S. and/or in various Latin American and Caribbean jurisdictions. We also have registered domain names, including “intcomex.com,” “nexxtsolutions.com,” “intcomex.cl,” “intcomex.ec” and “intcomex.com.pe.” We believe that our trademarks help us build name recognition in the region in which we operate.

Market and Industry Data

Market and industry data used throughout this Annual Report on Form 10-K (“Annual Report”) were obtained from our internal surveys, industry publications, unpublished industry data and estimates, discussions with industry sources and currently available information. The sources for this data include the IDC and Gartner, without limitation. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. Based on our familiarity with the market, we believe that estimates by these third party sources are reliable; however, we have not independently verified such market data. Similarly, while believed by us to be reliable, our internal surveys have not been verified by any independent sources. Accordingly, no assurance can be given that such data will prove to be accurate.

Personnel

As of December 31, 2007, we employed 1,566 people, of which 198 were located at our headquarters in Miami, Florida, and 1,368 were located in our in-country operations throughout Latin America and the Caribbean. We do not have any collective bargaining agreements with our employees. With the exception of our in-country operations employees in Mexico, our employees are not unionized. We believe that our relations with our employees are generally good.

In 2005, we entered into a contract with ADP Total Source, Inc. (“ADP”) to provide certain professional employment services such as health insurance, other benefits and payroll services to our Miami personnel. Pursuant to this contract, our Miami personnel, with certain exceptions, became employees of ADP. We lease the services of these employees from ADP, and reimburse ADP for the costs of compensation and benefits. For purposes of this Annual Report, we consider employees of ADP covered by this contract to be employees of the Company.

Website Access to Exchange Act Reports and Available Information

We file periodic reports and other information with the U.S. Securities and Exchange Commission (the “SEC”). A copy of those reports and the exhibits and schedules thereto may be inspected without charge at the public reference room maintained by the SEC located at 100 F Street, N.E., Room 1580, Washington, DC 20549. Copies of those reports and all or any portion of the registration statements and the filings may be obtained from such offices upon payment of prescribed fees. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Financial and other information can also be accessed through our website at www.intcomex.com, where we make available, free of charge, copies of our Annual Report, Quarterly Reports on Form 10-Q (“Quarterly Reports”), Current Reports on Form 8-K (“Currently Reports”), and amendments to those reports filed or furnished, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Our website and the information contained therein or connected thereto are not incorporated into this Annual Report.

Item 1A.	Risk Factors.

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

The IT products distribution industry in Latin America and the Caribbean is very fragmented. In certain markets, we compete against large multinational public companies (including Ingram Micro, Tech Data, SYNNEX and Bell Microproducts) that are significantly better capitalized than we are and potentially have greater bargaining power with vendors than we do. In addition, our main competitor in Mexico, Ingram Micro, has a significantly larger market share than we do in that country. In all of our in-country markets, we also compete against a substantial number of locally-based distributors, many of which have a lower cost structure than we do, in some cases because they operate in the gray market and the local “informal” economy. Due to intense competition in our industry, we may not be able to compete effectively against our existing competitors or new entrants to the industry, or maintain or increase our sales, market share or margins.

Our relatively high margins, together with improving regional economic conditions, may attract new competitors into our markets, which could result in the loss of our market share and may cause our results of operations to decline.

Historically, we have had relatively high margins as compared to our public company competitors. Our relatively high margins may attract new competition into our markets, including competition from companies employing alternate business models such as manufacturer direct sales. Improvements in economic conditions in countries in which we operate, including an increase in per capita income levels, will likely lead to an increase in demand for IT products in those countries, thereby making our business more attractive to our competitors. Loss of existing or future market share to new competitors and increased price competition could hurt our results of operations.

Our management and financial reporting systems, internal and disclosure controls and finance and accounting personnel may not be sufficient to meet our management and reporting needs.

We rely on a variety of management and financial reporting systems and internal and disclosure controls to provide management with accurate and timely information about our business and operations. This information is important because it enables management to capitalize on business opportunities and identify unfavorable developments and risks at an early stage. We also rely on these management and financial reporting systems and internal and disclosure controls to enable us to prepare accurate and timely financial information for our investors.

The challenge of establishing and maintaining sufficient systems and controls and hiring, retaining and training sufficient accounting and finance personnel has intensified as our business has grown rapidly in recent years and expanded into new geographic markets. As a result, we have identified the need to expand our finance and accounting staff and enhance internal controls at both the corporate and in-country levels, and to enhance the training of in-country management personnel regarding internal controls and management reporting to meet our current needs. This process is ongoing. For example, although we expect Sentai, our new company-wide ERP, management and financial consolidation system, to enhance the control of daily operating functions by our senior management, Sentai has yet to be implemented in three out of 12 countries in which we have operations. We expect to complete implementation in the remaining locations by year-end 2009. In addition, although we have recently hired a corporate controller with responsibility for our SEC reporting as well as two new controllers for our subsidiaries in Argentina and Guatemala in 2007, we are still seeking to add personnel to our finance and accounting staff. In addition, we are enhancing existing controls and instituting new controls at our consolidated and subsidiary operating levels.

Although we believe our current management and financial reporting systems, internal and disclosure controls and finance and accounting personnel are sufficient to enable us to effectively manage our business, identify unfavorable developments and risks at an early stage and produce financial information in an accurate and timely manner, we cannot be sure this will be the case. For example, management identified a material weakness in the controls surrounding inventory in transit. The material weakness in inventory in transit included the following: (1) a failure to adequately train, educate and communicate changes in vendor terms and conditions to purchasing and accounting personnel; and (2) a failure to validate the accuracy of the IT program used to capture the inventory in transit information from the Company’s ERP system. This material weakness resulted in a material adjustment of $11.8 million to increase the Company’s inventory and accounts payable. Management has taken corrective actions to remedy the failed controls and effectively capture the inventory in transit information and believes that its inventory is properly stated as of December 31, 2007. For a detailed discussion of the material weakness identified by management and related remediation actions, see Part II—Item 9A. “Controls and Procedures.” However, management’s remedial action may prove to be ineffective or inadequate and may expose the Company to risk of misstatements in its financial statements. In such circumstances, investors and other users of the Company’s financial statement may lose confidence in the reliability of the Company’s financial information, and the Company could fail to comply with certain covenants in its debt agreements. See “—We may not be able to maintain compliance with our current debt covenants or any additional covenants in the future and our failure to do so could adversely impact our liquidity” for a description of a default under a covenant of SBA’s credit agreement with Comerica Bank.

No matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that its objectives are met. Its inherent limitations include the realities that judgments in decision-making can be faulty and failures can occur due to simple mistakes. Moreover, controls can be circumvented by the acts of an individual, collusion of two or a group of people or by management’s decision to override the existing controls. For example, although immaterial in amount, two employees of our Panama subsidiary colluded to commit check fraud which went undetected until recently.

Deficiencies in our controls may have contributed to the circumstances that led to our recent settlements following a tax audit with the Uruguayan tax and customs authorities. These settlements resulted in a net pretax charge of $3.8 million to the Company in 2007 as described in detail under Part II—Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Uruguay Tax Audit.” Moreover, a targeted review of various internal controls in our in-country operations related to certain key components of our financial statements was initiated as a follow up to the Uruguay tax audit, indicating various areas in which controls should be improved. We have implemented, or are in the process of implementing, control improvements to address these issues.

We believe that we need to continue to expand our finance and accounting staff and enhance internal controls at both the corporate and in-country levels, and to enhance the training of in-country management personnel regarding internal controls and management reporting to meet our future needs, as a result of our anticipated or future growth. We cannot be sure that we will be able to take all necessary actions in a timely manner to keep pace with our anticipated growth.

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

We are exposed to increased costs associated with complying with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and other corporate governance and disclosure standards. Compliance efforts could divert management time from revenue-generating activities to compliance activities. Failures to comply could cause reputational harm and additional costs to remedy shortcomings.

The Sarbanes-Oxley Act and the rules promulgated under the SEC, require us to adopt various corporate governance practices and implement various internal controls as a public company. Our efforts to comply with evolving laws, regulations and standards applicable to public companies have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time from revenue-generating activities to compliance activities.

In particular, Section 404 of the Sarbanes-Oxley Act (“Section 404”) requires our management to annually review and evaluate our internal controls over financial reporting and attest to the effectiveness of these controls, beginning with our fiscal year ended December 31, 2007. The Sarbanes-Oxley Act requires our independent registered public accounting firm to attest to the effectiveness of internal control over financial reporting, beginning with our fiscal year ended December 31, 2008. We are currently working towards ensuring that adequate resources and expertise, both internal and external, are put in place to meet these requirements. To date, our ongoing efforts to comply with Section 404 have required the commitment of significant financial and managerial resources. In the event that our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our controls over financial reporting are not effective as required by Section 404 at any time in the future, investor perceptions of us and our reputation may be adversely affected and we may incur significant additional costs to remedy shortcomings in our internal controls.

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

The economic, political, social and legal risks we are subject to in Latin America and the Caribbean include but are not limited to:

•	deteriorating economic, political or social conditions;

•	additional tariffs, import and export controls or other trade barriers that restrict our ability to sell products into countries in Latin America and the Caribbean;

•	changes in local tax regimes, including the imposition of significantly increased withholding or other taxes or an increase in value added tax (“VAT”) or sales tax on products we sell;

•	changes in laws and other regulatory requirements governing foreign capital transfers and the repatriation of capital and dividends;

•	increases in costs for complying with a variety of different local laws, trade customs and practices;

•	delays in shipping and delivering products to us or customers across borders for any reason, including more complex and time-consuming customs procedures; and

•	fluctuations of local currencies.

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

Large and sustained devaluations of local currencies, like those that occurred in Brazil in 2000 and Argentina in 2001, can make many of our products more expensive in local currencies. This could result in our customers having difficulty paying those invoices and, in turn, result in decreases in revenue. Moreover, such devaluations may adversely impact demand for our products because our customers may be unable to afford them. For a more detailed discussion of the effect of foreign currency fluctuations on our results of operations, see Part II—Item 7A. “Quantitative and Qualitative Disclosures About Market Risk—Foreign exchange risk.”

We could experience difficulties in staffing and managing our foreign operations, which could result in reduced revenues and difficulties in realizing our growth strategy.

We have many sales and distribution centers in multiple countries, which require us to attract managers of our business in each of those locations. In establishing and developing many of our in-country sales and distribution operations, we have relied in large part on the local market knowledge and entrepreneurial skills of a limited number of local managers in those markets. We have no employment agreements with any of our in-country managers. The loss of the services of any of these managers could adversely impact our results of operations in the market in which the manager is located. Further, it may prove difficult to find and attract new talent (including accounting and finance personnel) in our existing markets or any new markets we enter in Latin America and the Caribbean who possess the expertise required to successfully manage and operate our in-country sales and distribution operations. If we fail to recruit highly qualified candidates, we may experience greater difficulty realizing our growth strategy, which could hurt our results of operations.

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

We are dependent on a variety of IT and telecommunications systems, including systems for managing our inventories, accounts receivable, accounts payable, order processing, shipping and accounting. In addition, our ability to price products appropriately and the success of our expansion plans depend to a significant degree upon our IT and telecommunications systems. We are in the process of installing Sentai, our new company-wide ERP, management and financial consolidation system. Sentai is a scalable IT system that enables simultaneous decentralized decision-making by our employees involved in sales and purchasing while permitting control of daily operating functions by our senior management. We are also using the Sentai logistics and inventory management system in order to better adapt to higher shipping volumes. The system has been implemented in our Miami operations and nine of our 12 in-country operations. We expect to complete implementation in the remaining locations by year-end 2009.

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

We have and will continue to have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2007, we had $143.6 million of total debt outstanding (consisting of $114.5 million outstanding under our $120.0 million 11  3/4% Second Priority Senior Secured Notes due January 2011 (“11  3/4% Senior Notes”), net of discount, $20.5 million outstanding under the revolving credit facility of Software Brokers of America, Inc. (“SBA”), $6.7 million of outstanding debt of our foreign subsidiaries and $1.9 million of capital leases). Subject to the limits contained in the indenture governing our 11  3/4% Senior Notes and our other debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we incur additional debt, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to the holders of our common stock, including the following:

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

The indenture governing our 11  3/ 4% Senior Notes and the credit agreement governing SBA’s revolving credit facility impose significant operating and financial restrictions on our company and our subsidiaries, which may prevent us from capitalizing on business opportunities.

The indenture governing our 11  3/4% Senior Notes imposes significant operating and financial restrictions on us. These restrictions limit our ability (and the ability of our subsidiaries) to, among other things:

•	incur additional indebtedness or enter into sale and leaseback obligations;

•	pay certain dividends or make certain distributions on our capital stock or repurchase our capital stock;

•	make certain investments or other restricted payments;

•	place restrictions on the ability of subsidiaries to pay dividends or make other payments to us;

•	engage in transactions with shareholders or affiliates;

•	sell certain assets or merge with or into other companies;

•	guarantee indebtedness; and

•	create liens.

SBA’s revolving credit facility limits SBA’s ability, among other things, to:

•	incur additional indebtedness;

•	make certain capital expenditures;

•	guarantee obligations, other than SBA’s guarantee of our 11 3/4% Senior Notes;

•	create or allow liens on assets, other than liens securing our 11 3/4% Senior Notes;

•	make investments, loans or advances;

•	pay dividends, make distributions and undertake stock and other equity interest buybacks;

•	make certain acquisitions;

•	engage in mergers, consolidations or sales of assets;

•	use proceeds of the revolving credit facility for certain purposes;

•	enter into certain lease obligations;

•	enter into transactions with affiliates on non-arm’s length terms;

•	sell or securitize receivables;

•	make certain payments on subordinated indebtedness; or

•	create or acquire subsidiaries.

In addition, SBA’s revolving credit facility requires SBA to:

•

maintain a tangible effective net worth (tested quarterly) of at least $37.0 million, which minimum level declined from the end of the fourth fiscal quarter of 2006 to the end of the fourth fiscal quarter of 2007 to $25.0 million and remains at $25.0 million thereafter;

•	maintain a ratio of senior debt to tangible effective net worth (tested quarterly) of not more than 2.5 to 1.0;

•	maintain net income of not less than $7.5 million for the fiscal year ending December 31, 2007; and

•	maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 as of the last day of each fiscal year, commencing with the year ending December 31, 2008.

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

In 2006, SBA was in default under its revolving credit facility with Comerica Bank as a result of SBA’s repayment of a portion of the outstanding principal under our intercompany loan to SBA. SBA was prohibited from repaying any principal under the intercompany loan pursuant to a subordination agreement with the lender under the revolving credit facility. The lender granted a waiver of the default and amended the revolving credit facility and related subordination agreement to allow SBA to repay the principal under the intercompany loan ($3.1 million of which remains outstanding as of December 31, 2007), which amounts we expect to use to pay interest and a portion of the sinking funds payments due under our 11  3/4% Senior Notes. As of March 31, 2007, SBA was in default on its capital expenditure covenant under its revolving credit facility with Comerica Bank due to a delay in the relocation of our main warehouse and headquarters in Miami and a resulting delay in the timing of capital expenditures. On May 14, 2007, SBA requested and received a waiver from Comerica Bank on the covenant default and on May 15, 2007 an amendment to the revolving credit facility was signed increasing the facility to $27.5 million from $25.0 million and raising the 2007 capital expenditure limit to $2.5 million from $1.0 million. On August 17, 2007, SBA and Comerica Bank entered into a third amendment to the revolving credit facility increasing the facility to $30.0 million from $27.5 million and extending the maturity date to August 25, 2010. On September 20, 2007, SBA and Comerica Bank again amended the revolving credit facility further raising the 2007 capital expenditure limit to $3.0 million from $2.5 million.

As of December 31, 2007, SBA was in default on its senior debt to tangible effective net worth ratio under its credit agreement with Comerica Bank. Under the agreement, SBA is required to maintain a senior debt to tangible effective net worth ratio of not more than 2.5 to 1.0. The default occurred as a result of an additional $11.8 million of inventory in transit, which the Company determined to exist as of December 31, 2007. For a detailed discussion of the material weakness identified by management and related remediation actions, see Part II—Item 9A. “Controls and Procedures.” On March 28, 2008, SBA obtained from Comerica Bank a waiver to the credit agreement of the senior debt to tangible effective net worth ratio as of December 31, 2007. The Company also obtained an amendment to the credit agreement for the definition of the tangible effective net worth and to increase the senior debt to tangible effective net worth ratio of not more than 3.5 to 1.0, effective for the quarters ended March 31, 2008 and June 30, 2008, and not more than 3.0 to 1.0 thereafter. As of December 31, 2007, SBA was in compliance with its other financial covenants.

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

Although we obtain credit insurance against the failure to pay or delay in payment for our products by some of the customers of our Miami operations, our results of operations and liquidity could be hurt by a loss for which we do not have insurance or that is subject to an exclusion or that exceeds our applicable policy limits. In addition, increasing insurance premiums could adversely affect our results of operations. Moreover, failure to obtain credit insurance may have a negative impact on the amount of borrowing capacity available to our Miami based operations under SBA’s revolving credit facility.

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

A significant portion of our revenue is derived from products manufactured by a relatively small number of vendors. For the years ended December 31, 2007, 2006 and 2005, our top 10 vendors manufactured products that accounted for 64.6%, 63.8%, and 64.0%, respectively, of our total revenue and the products of our top vendor accounted for 16.7%, 14.8% and 14.8%, respectively, of our total revenue. We expect that we will continue to obtain most of our products from a relatively small number of vendors and that the portion of our revenue that we obtain from such vendors may continue to increase in the future. Due to intense competition in the IT products distribution industry, our key vendors can choose to work with other distributors and, pursuant to standard terms in our vendor agreements, may terminate their relationships with us on short notice. The loss of a relationship with any of our key vendors may hurt our results of operations.

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

The sales agreements provided by our vendors are generally at will agreements that have short terms. Generally, each vendor has the ability to unilaterally change the terms and conditions of its sales agreements for future orders, including a reduction in the level of purchase discounts, rebates and marketing programs available to us. If we are unable to pass the impact of these changes through to our reseller and retailer customers (usually through increased prices), our results of operations could be hurt.

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

We operate in multiple geographic markets, several of which may be susceptible to acts of war and terrorism. Security measures and customs inspection procedures have been implemented in a number of jurisdictions in response to the threat of terrorism. These procedures have made the import and export of goods, including to and from our Miami headquarters, more time-consuming and expensive. Such measures have added complexity to our logistical operations and may extend our inventory cycle. Our business may be harmed if our ability to distribute products is further impacted by any such events. In addition, more stringent processes for the issuance of visas and the admission of non-U.S. persons to the U.S. may make travel to our headquarters in Miami by representatives of some vendors and customers more difficult. These developments may also hurt our relationships with these vendors and customers.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located in a 221,021 square foot facility in Miami, Florida, USA. We support our operations throughout Latin America and the Caribbean from our Miami headquarters facility, an extensive sales and administrative office and distribution network integrating executive-level management, warehousing, RMA, purchasing, sales, marketing, credit, finance, technical support and customer service functions. Our Miami headquarters facility is located near the Port of Miami and Miami International Airport which facilitates access to the area’s air and container-cargo networks. The lease commencement date for our Miami headquarters facility was May 1, 2007.

As of December 31, 2007, we operated 25 sales and distribution centers in 12 countries in Latin America and the Caribbean and a sales office in Brazil. The distribution centers include in-country operations office and warehouse. Some of the distribution centers include assembly lines for white-box PCs that our value-added reseller and retailer customers or we assemble locally. In total, our sales and distribution centers in Latin America and the Caribbean represent nearly 780,000 square feet of space (including 200,000 square feet of office and 580,000 square feet of warehouse space). We lease all of these centers except that we own a part of our sales and distribution center in Santiago, Chile and warehouse space in Lima, Peru. Further, we have an option to purchase a warehouse and office space in Mexico City, Mexico for $2.8 million, which expires on June 1, 2008. As of December 31, 2007, we leased substantially all our facilities on varying terms. We do not anticipate any material difficulties with the renewal of any of our leases when they expire or in securing replacement facilities on commercially reasonable terms.

The following table sets forth information regarding our facilities including location, use, size and ownership or lease status:

Location	Use	Approximate Gross Square Feet	Owned or Leased
Buenos Aires, Argentina	Office / Warehouse	11,495	Leased
Rosario, Argentina	Office / Warehouse	13,457	Leased
Córdoba, Argentina	Office / Warehouse	10,549	Leased
Santiago, Chile	Office / Warehouse	50,450	Owned-63%; Leased-37%
Iquique, Chile	Office / Warehouse	7,750	Leased
Bogotá, Colombia	Office / Warehouse	14,484	Leased
Cota, Colombia	Office / Warehouse	24,526	Leased
San José, Costa Rica	Office / Warehouse	27,448	Leased
Quito, Ecuador	Office / Warehouse	28,578	Leased
Guayaquil, Ecuador	Office / Warehouse	8,191	Leased
San Salvador, El Salvador	Office / Warehouse	13,648	Leased
Guatemala City, Guatemala	Office / Warehouse	30,774	Leased
Kingston, Jamaica	Office / Warehouse	16,968	Leased
Centro de Capacitación, Mexico	Office / Warehouse	6,458	Leased
León, Mexico	Office / Warehouse	4,650	Leased
Mexico City, Mexico	Office / Warehouse	36,909	Leased
Monterrey, Mexico	Office / Warehouse	4,306	Leased
Puebla, Mexico	Office / Warehouse	6,458	Leased
Querétaro, Mexico	Office / Warehouse	3,875	Leased
Tlalnepantla, Mexico	Warehouse	104,238	Leased
Veracruz, Mexico	Office / Warehouse	2,939	Leased
Chiriquí, Panama	Office / Warehouse	6,063	Leased
Panama City, Panama	Office / Warehouse	63,180	Leased
Lima, Peru	Office / Warehouse	66,084	Owned-95%; Leased-5%
Montevideo, Uruguay	Office / Warehouse	23,325	Leased
Miami, United States	Office / Warehouse	221,021	Leased

Item 3.	Legal Proceedings.

As of December 31, 2007, the Company had no material legal proceedings pending. We are, from time to time, the subject of legal proceedings arising in the ordinary course of business. We do not believe that any proceedings currently pending or threatened will have a material adverse affect on our business or results of operations.

For a description of the settlement agreements between our Uruguayan subsidiary and Uruguayan regulatory authorities whereby the risk connected with, and the commitment of potentially significant financial and managerial resources to, potential regulatory claims was avoided, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Uruguay Tax Audit.”

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise. On February 27, 2007, the Board of Directors of the Company authorized the one-time issuance of options to acquire an aggregate of 1,540 shares of Class B common stock, non-voting to certain management employees and independent, non-employee directors, under the 2007 Founders’ Grant Stock Option Plan (the “Plan”) which was subject to final shareholder approval. The shareholders of the Company approved the Plan on April 23, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock. The Company had 100,000 shares of common stock, voting and 2,182 shares of Class B common stock, non-voting (collectively referred to herein as “Common Stock”) outstanding as of December 31, 2007 and 2006, respectively. The Company’s Common Stock is privately held and not traded on a public stock exchange.

As of March 27, 2008, there were 13 holders of record of our common stock, voting and 3 holders of record of our Class B common stock, non-voting. For a detailed discussion of the ownership of our Company, see Part III—Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Dividend Policy. The Company declared and paid a $20.0 million dividend on our Common Stock on August 25, 2005, using a portion of the proceeds from our $120.0 million 11  3/ 4% Senior Notes offering. We have neither declared nor paid a dividend on our Common Stock subsequently. We currently intend to retain future earnings to fund on going operations and finance the growth and development of our business and, therefore, do not anticipate declaring or paying cash dividends on our Common Stock for the foreseeable future.

Any determination to pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant. The terms of certain of our and SBA’s outstanding indebtedness substantially restrict the ability of either company to pay dividends. In addition, because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends from our subsidiaries.

For a detailed discussion of the equity compensation plan of our Company, see Part III—Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.	Selected Financial Data.

The following table presents selected consolidated financial information and other data as of and for the years ended December 31, 2007, 2006, 2005, 2004, and 2003 and includes the results of operations of our acquisitions that have been combined with our results of operations beginning on their acquisition dates. We derived the statement of operations and other data set forth below for the years ended December 31, 2007, 2006, and 2005, and the balance sheet data as of December 31, 2007 and 2006 from our audited consolidated financial statements (together with the notes thereto) included elsewhere in this Annual Report. We derived the selected financial information and other data for the years ended December 31, 2004 and 2003, and as of December 31, 2005, 2004 and 2003 from our audited consolidated financial statements with respect to such date and periods not included in this Annual Report. The information set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and notes thereto, included elsewhere in this Annual Report.

	As of or For the Years Ended December 31,
	2007	2006	2005 (1)	2004	2003
	(Dollars in thousands, except per share and other data)
Statement of Operations Data:
Revenue	$1,038,368	$889,779	$716,440	$554,345	$418,330
Cost of revenue	937,286	797,665	642,737	495,536	371,262

Gross profit	101,082	92,114	73,703	58,809	47,068
Operating expenses	73,314	57,537	43,343	33,815	26,259

Operating income	27,768	34,577	30,360	24,994	20,809
Other expense
Interest expense	17,763	16,233	16,805	3,429	465
Interest income	(730)	(876)	(456)	(153)	(179)
Other (income) expense	(292)	164	600	(196)	604
Foreign exchange (gain) loss, net	(2,401)	1,099	(1,407)	(986)	(1,338)

Total other expense (income), net	14,340	16,620	15,542	2,094	(448)
Income before provision for income taxes and minority interests	13,428	17,957	14,818	22,900	21,257
Provision for income taxes	867	4,894	2,755	6,417	5,844

Income before minority interests and extraordinary gain	12,561	13,063	12,063	16,483	15,413

	As of or For the Years Ended December 31,
	2007	2006	2005 (1)		2004	2003
	(Dollars in thousands, except per share and other data)
Minority interests(2)	—	—	—		314	667
Extraordinary gain	—	—	—		—	541

Net income	$12,561	$13,063	$12,063		$16,169	$15,287

Net income per weighted average share of common stock, voting and Class B common stock, non-voting:
Basic	$122.93	$127.84	$119.28		$277.48	$408.69

Diluted	$122.93	$127.84	$119.28		$277.48	$408.69

Weighted average number of common shares, voting and Class B common stock, non-voting used in per share calculation(3):
Basic	102,182	102,182	101,133		58,270	37,405

Diluted	102,182	102,182	101,133		58,270	37,405

Balance Sheet Data:
Cash and cash equivalents	$29,399	$20,574	$12,995		$7,432	$13,454
Working capital(4)	101,629	98,222	92,846		51,843	48,887
Total assets	363,008	292,575	248,311		172,522	136,596
Long-term debt (including current maturities and capital leases)	117,224	120,209	119,628		60,274	799
Total debt	143,590	137,862	125,041		70,045	10,327
Total shareholders’ equity	54,101	38,337	25,567		30,189	69,292
Other Data:
Ratio of earnings to fixed charges (5)	1.7x	2.1x	1.9x		7.4x	37.2x
Cash dividends per common share	$—	$—	$197.76	(6)	$—	$—

(1)

We formed Centel in 1990. We exchanged with the management of Centel our interest in Centel for the Intcomex shares held by the management of Centel in September 2001. We re-acquired all interests in Centel on June 23, 2005 and, as a result, the financial and other data for the year ended December 31, 2005 includes the financial information for Centel commencing on the date of its re-acquisition.

(2)

Represents minority shareholders’ interests in Intcomex Costa Rica Mayorista en Equipo de Computo, S.A., Intcomex Ecuador, S.A. and Intcomex Jamaica, Ltd. We acquired all of the outstanding common stock held by those minority shareholders on August 30, 2004 subsequent to the CVC International investment in our Company.

(3)

Weighted average number of common shares, voting and Class B common shares, non-voting used in per share calculation in 2005 reflects the issuance of 2,182 shares of Class B common stock, non-voting to the sellers of Centel in connection with the re-acquisition of Centel on June 23, 2005. Weighted average number of common shares, voting and Class B common shares, non-voting used in per share calculation in 2004 reflects the impact of our Company’s recapitalization as of August 31, 2004, in connection with the CVC International investment in our Company.

(4)	Working capital is defined as current assets less current liabilities.
(5)

For purposes of calculating the ratio of earnings to fixed charges: (i) earnings is defined as income before income taxes plus fixed charges; and (ii) fixed charges is defined as interest expense (including capitalized interest and amortization of debt issuance costs) and the portion of operating rental expense which management believes would be representative of the interest component of rental expense.

(6)

In August 2005, we paid a one-time cash dividend of $20,000, or $197.76 per share, out of the proceeds of our 11 3/4% Senior Notes offering that was completed in August 2005, to all of our then existing stockholders of record as of August 25, 2005, based upon the 102,182 shares outstanding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Annual Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, beliefs, estimates, forecasts, and projections and management assumptions about our Company, our future performance, our liquidity and the IT products distribution industry in which we operate. Words such as “may”, “intend”, “expect,” “anticipate,” “believe”, “target,” “goal,” “project,” “plan,” “seek,” “estimate,” “continue,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances including but not limited to, management’s expectations for competition, revenues, margin, expenses and other operating results; capital expenditures; liquidity; capital requirements, acquisitions and exchange rate fluctuations, each of which involves numerous risks and uncertainties are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified above, under “Part I—Item 1A. Risk Factors” and elsewhere herein. These risks and uncertainties include, but are not limited to, the following:

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

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative but not exhaustive. In addition, new risks and uncertainties may arise from time to time. Accordingly, all forward-looking statements should be evaluated with an understanding of their inherent uncertainty. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007, which are included in this Annual Report.

Overview

We believe we are the largest pure play value-added distributor of IT products focused solely on serving Latin America and the Caribbean. We distribute computer components, peripherals, software, computer systems, accessories, networking products and digital consumer electronics to more than 40,000 customers in 40 countries. We offer single source purchasing to our customers by providing an in-stock selection of more than 5,700 products from over 197 vendors, including the world’s leading IT product manufacturers. From our headquarters and main distribution center in Miami, we support a network of 25 sales and distribution operations in 12 Latin American and the Caribbean countries and a sales office in Brazil.

Our results for the year ended December 31, 2007, reflect increases in net sales and gross profit from 2006, as we have achieved a positive year-over-year revenue growth from our significant product lines and our customer markets, which we believe is attributable, in part, to the successful implementation of our sales strategies. Revenue and gross profit increased 16.7% and 9.7%, respectively, for the year ended December 31, 2007, as compared to the year ended December 31, 2006. Operating income decreased 19.7% for the year ended December 31, 2007, as compared to the year ended December 31, 2006.

Factors Affecting Our Results of Operations

The following events and developments have in the past, or are expected in the future to have a significant impact on our financial condition and results of operations:

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

•

Macroeconomic trends and increased penetration of IT products. Since 2003, the Latin American and Caribbean economies have benefited from relatively high levels of economic growth, which we believe have had a positive impact on overall demand for IT products. In particular, we have continued to benefit from rapid growth in PC penetration rates and Internet penetration rates. From 1996 to 2006, spending on IT products (including hardware, packaged software and services) in Latin America and the Caribbean grew an average of 5.9% per year, from $21.8 billion to $38.5 billion, and, according to IDC, is projected to grow an average of 11.5% per year from 2006 to 2010, to $59.4 billion.

•

Shift in revenue to in-country operations. One of our growth strategies is to expand the geographic presence of our in-country operations into areas in which we believe we can achieve higher gross margins than our Miami operations. Miami gross margins are generally lower than in-country gross margins because Miami is a more competitive market and Miami’s customers, who are primarily other Miami-based IT distributors or large IT distributors, resellers and retailers located in Latin America or the Caribbean, have larger average order quantities than customers of our in-country segment and as a result benefit from lower average prices. In-country revenue grew by an average of 26.6% annually between 2001 and 2007, as compared to growth in Miami revenue of an average of 12.6% annually over the same period. In-country revenue accounted for 72.2%, 70.0% and 65.6% of consolidated revenue for the years ended December 31, 2007, 2006 and 2005, respectively. This growth in our in-country operations reflects in part the growth in local market share achieved by four of our distribution centers (El Salvador, Ecuador, Costa Rica and Jamaica) that were opened in 2000, the Argentina operation opened in September 2003 and our Colombia operation opened in January 2004. Our in-country presence was further expanded by our re-acquisition of Centel in Mexico in June 2005 discussed below.

•

Exposure to fluctuations in foreign currency. A significant portion of our revenues from in-country operations is invoiced in currencies other than the U.S. dollar and a significant amount of our in-country operating expenses are denominated in currencies other than U.S. dollars. In markets where we invoice in local currency, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, the appreciation of a local currency will reduce our gross profit and gross margins in U.S. dollar terms. In markets where our books and records are prepared in currencies other than the U.S. dollar, the appreciation of a local currency will increase our operating expenses and decrease our operating margins in U.S. dollar terms. In our consolidated statement of operations, a Foreign exchange (gain) loss of $(2.4) million, $1.1 million, and $(1.4) million was included for the years ended December 31, 2007, 2006 and 2005, respectively. We generally do not engage in foreign currency hedging arrangements, and, consequently, foreign currency fluctuations may adversely affect our results of operations, including our gross margins and operating margins.

•

Trade Credit. All of our key vendors and many of our other vendors provide us with trade credit. Historically, trade credit has been an important source of liquidity to finance our growth. Although our overall available trade credit has increased significantly over time, from time to time the trade credit available from certain vendors has not kept pace with the growth of our business with them. When we purchase goods from these vendors, we need to increase our use of available cash or borrowings under our credit facility (in each case to the extent available) to pay the purchase price upon delivery of the products, which adversely affects our liquidity and can adversely affect our results of operations and opportunities for growth.

•

Increased levels of indebtedness. In connection with the investment by CVC International in our Company in August 2004 and our re-acquisition of Centel, we borrowed under our former senior secured credit facility with Wells Fargo Foothill and Morgan Stanley, which we refer to as our “former senior secured credit facility,” and issued subordinated seller notes to the sellers, which increased our leverage and our interest expense. In August 2005, we issued $120.0 million of 11  3/4% Senior Notes and used the proceeds to repay the outstanding principal balances on our former senior secured credit facility and subordinated seller notes as well as to pay a $20.0 million dividend to our stockholders. For the years ended December 31, 2007, 2006 and 2005, interest expense was $17.8 million, $16.2 million, and $16.8 million, respectively.

•

Centel re-acquisition. On June 23, 2005, we re-acquired all of the outstanding shares of our former subsidiary Centel (which we originally sold in 2001) for $14.0 million in cash, $3.0 million in Class B common shares, non-voting and $2.8 million in subordinated seller notes, representing an aggregate consideration of $19.8 million. For the years ended December 31, 2007, 2006 and 2005, Centel had revenues of $114.5 million, $104.2 million, and $89.3 million, respectively, and net income of $4.0 million, $3.0 million and $3.0 million, respectively.

Uruguay Tax Audit

In 2007, we incurred a net pre-tax charge of $3.8 million, including legal and accounting fees, in operating expenses ($2.7 million after tax), as a result of settlements with Uruguayan regulatory authorities, as described herein.

On June 29, 2007, our Uruguayan subsidiary, T.G.M., S.A., reached a settlement agreement with the Uruguayan tax agency Dirección General Impositiva (“DGI”) following a tax audit for the period 2001 through 2005. During this tax audit, questions were raised by the DGI about the alleged failure of two local suppliers operating through several legal entities to pay value-added and other taxes in connection with the sale of certain IT products to our Uruguayan subsidiary. Our Uruguayan subsidiary cooperated fully with the audit and, based on an internal investigation, we believe our Uruguayan subsidiary has at all times complied with its tax payment obligations and properly recorded, reported and paid all taxes. At the same time, due to the possibility of significant potential fines and related legal expenses, our Uruguayan subsidiary approached the DGI seeking a resolution, and after negotiation, agreed to pay UYP 53.0 million, or approximately $2.2 million, and forfeit $0.5 million in previously recognized tax credits in connection with the settlement agreement. Our Uruguayan subsidiary was also engaged in a parallel negotiation process with the Uruguayan customs authorities relating to the same time periods and facts, and entered into a similar settlement agreement with the customs authorities providing for the payment of UYP 26.2 million, or approximately $1.1 million. In connection with this payment, we received a credit from the customs authorities of approximately $0.3 million.

We believe that payment of the settlement amounts was the best course of action for both our Uruguayan subsidiary and us, in particular because Uruguayan tax law may, in certain cases, impose a joint and several financial liability on us for acts committed by third parties, such as the two suppliers described above that result in the loss of tax revenue. In addition, the settlement payments avoid the risk connected with, and the commitment of potentially significant financial and managerial resources to, potential regulatory claims.

In connection with our internal investigation overseen by our audit committee, we examined our third-party purchasing controls and implemented additional measures including centralized corporate oversight of all purchases by local operations from non-OEM third parties and enhanced IT systems to strengthen purchasing controls, in particular in the areas of treasury, accounting and purchasing. The general manager of our Uruguayan subsidiary resigned following completion of our investigation.

Anthony Shalom and Michael Shalom and the other individuals (the “Pledging Noteholders”) (all of whom are affiliated with but not including Anthony Shalom and Michael Shalom) who sold shares to CVC International, our principal shareholder, in connection with the acquisition of control in our Company in 2004, entered into an indemnity agreement dated as of June 29, 2007 (the “Indemnity Agreement”). The Indemnity Agreement provided for the payment of approximately $3.0 million by Anthony Shalom and Michael Shalom to the Company by August 14, 2007, in order to indemnify CVC International for the outflow of funds related to that portion of the settlement payments and certain expenses corresponding to the tax audit period from 2002 through August 31, 2004 (i.e., the closing date under the stock purchase agreement) and certain related legal, accounting and other expenses, as required by the stock purchase agreement dated as of August 27, 2004. To secure the payment obligation, the indemnity agreement required Anthony Shalom and Michael Shalom to arrange for a pledge of the 11  3/4% Senior Notes owned by the Pledging Noteholders in the same principal amount as the indemnity payment. The pledge was executed as of June 29, 2007, in the same principal amount as the indemnity payment made prior to August 14, 2007.

As a result of a privately negotiated arm’s length transaction arranged by Anthony Shalom and Michael Shalom on August 15, 2007, the Company repurchased $2.2 million of the 11  3/4% Senior Notes held by the Pledging Noteholders at the same market price as $2.8 million of the 11  3/4% Senior Notes we purchased in the open market at the end of business on the prior day. We delivered all $5.0 million aggregate principal amount of the 11  3/4% Senior Notes purchased on such dates to the trustee, under the indenture governing the 11  3/4% Senior Notes, for cancellation in satisfaction of our mandatory sinking fund redemption that we were required to make by August 15, 2007 under the indenture.

Results of Operations

We report our business in two operating segments, based upon the geographic location of where we originate the sale: In-country and Miami. In-country segment includes revenue from our in-country sales and distribution centers, which have been aggregated because of their similar economic characteristics. Miami segment includes revenue from our Miami, Florida headquarters, including sales from Miami to our in-country sales and distribution centers and sales directly to resellers, retailers and distributors that are located in countries in which we have in-country sales and distribution operations or in which we do not have any in-country operations. Most of our vendor rebates, incentives and allowances are reflected in the results of our Miami segment. When we consolidate our results, we eliminate revenue and cost of revenue attributable to inter-segment sales, and the financial results of our Miami segment discussed below reflect these eliminations.

Comparison of the year ended December 31, 2007 versus the year ended December 31, 2006 and of the year ended December 31, 2006 versus the year ended December 31, 2005

The following table sets forth selected financial data and percentages of revenue for the periods presented (in thousands):

	Year Ended December 31, 2007		Year Ended December 31, 2006		Year Ended December 31, 2005
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Revenue	$1,038,378	100.0%	$889,779	100.0%	$716,440	100.0%
Cost of revenue	937,286	90.3%	797,665	89.6%	642,737	89.7%

Gross profit	101,082	9.7%	92,114	10.4%	73,703	10.3%
Selling, general and administrative expenses	69,834	6.7%	54,794	6.2%	41,555	5.8%
Depreciation and amortization	3,480	0.3%	2,743	0.3%	1,788	0.2%

Total operating expenses	73,314	7.1%	57,537	6.5%	43,343	6.0%

Operating income	27,768	2.7%	34,577	3.9%	30,360	4.2%
Other expense (income), net	14,340	1.4%	16,620	1.9%	15,542	2.2%

Income before provision for income taxes	13,428	1.3%	17,957	2.0%	14,818	2.1%
Provision for income taxes	867	0.1%	4,894	0.6%	2,755	0.4%

Net income	$12,561	1.2%	$13,063	1.5%	$12,063	1.7%

Revenue. Revenue increased $148.6 million, or 16.7%, to $1,038.4 million for the year ended December 31, 2007, from $889.8 million during the year ended December 31, 2006. Revenue growth was largely attributable to our strong sales performance and the stable demand for IT products throughout Latin America and the Caribbean. In particular, the increase in revenue was driven by the increased sales of notebook computers of $63.2 million, software of $27.0 million, and basic “white-box” systems of $24.4 million due to our sales strength in our Miami operations and our In-country operations, particularly in Chile and Colombia. Also contributing to our revenue growth was the increase in the average selling price of basic “white-box” systems and software, despite the decreased average selling price of notebook computers. We experienced a 32.4% growth in unit shipments across our core product lines for the year ended December 31, 2007, as compared to the year ended December 31, 2006, partially offset by a 3.7% decline in average sales prices across the same core products. In-country revenue increased $126.3 million, or 20.3%, to $749.3 million for the year ended December 31, 2007, from $623.0 million for the year ended December 31, 2006. In-country revenue accounted for 72.2% of our total revenue for the year ended December 31, 2007, as compared to 70.0% of our total revenue for the year ended December 31, 2006. The growth in sales derived from our In-country operations reflected the increased demand for notebook computers, basic “white-box” systems, software and monitors, partially offset by the decreased sales of motherboards. Miami revenue increased $22.3 million, or 8.3%, to $289.1 million for the year ended December 31, 2007 (net of $288.2 million of revenue derived from sales to our In-country operations) from $266.8 million for the year ended December 31, 2006 (net of $267.1 million of revenue derived from sales to our In-country operations). The growth in sales derived from our Miami operations reflected the increased demand for hard drives, software and memory products, partially offset by the decreased sales of monitors and motherboards.

Revenue increased $173.3 million, or 24.2%, to $889.8 million for the year ended December 31, 2006, from $716.4 million for the year ended December 31, 2005. This increase was primarily driven by higher sales of notebook computers of $33.4 million, monitors of $29.3 million, memory products of $24.4 million, hard disk drives of $23.8 million and $54.5 million of incremental revenue from the Centel acquisition. Growth in sales volume was driven by the increased penetration of PCs and internet usage throughout our markets. We experienced a 46% growth in unit shipments across our core product lines for the year ended December 31, 2006, as compared to the year ended December 31, 2005, partially offset by a 10% decline in average sales prices across these same core product lines. In-country revenue increased $153.1 million, or 32.6%, to $623.0 million for the year ended December 31, 2006, from $469.9 million for the year ended December 31, 2005. This revenue growth was driven mainly by increased sales of notebooks, monitors, memory products and hard disk drives primarily in Chile, Colombia, Costa Rica, and Peru and $54.5 million of revenue from the re-acquisition of Centel. In-country revenue accounted for 70.0% of our total revenue for the year ended December 31, 2006, as compared to 65.6% of total revenue for the year ended December 31, 2005. Miami revenue increased $20.2 million, or 8.2%, to $266.8 million for the year ended December 31, 2006 (net of $267.1 million of revenue derived from sales to our in-country operations) from $246.6 million for the year ended December 31, 2005 (net of $220.6 million of revenue derived from sales to our in-country operations). This increase was the result of increased sales volume of hard disk drive and memory products.

Gross profit. Gross profit increased $9.0 million, or 9.7%, to $101.1 million for the year ended December 31, 2007, from $92.1 million for the year ended December 31, 2006. The increase was primarily driven by higher sales revenue and volume in our in-country operations. In-country gross profit increased $8.3 million, or 13.8%, to $68.3 million for year ended December 31, 2007, from $59.6 million for the year ended December 31, 2006. The increase in in-country gross profit was primarily attributable to the increased sales volumes in Argentina, Chile, Colombia, and Guatemala, specifically related to sales of basic “white-box” systems and high margin products such as software, the impact of which was partially offset by the effect of strengthening currencies relative to the U.S. dollar in certain countries including Chile, Colombia, Costa Rica and Peru. In-country gross profit accounted for 67.5% of our consolidated gross profit for the year ended December 31, 2007, as compared to 65.1% of our consolidated gross profit for the year ended December 31, 2006. Miami gross profit increased $0.7 million, or 2.1%, to $32.8 million for the year ended December 31, 2007, as compared to $32.5 million for the year ended December 31, 2006. The increase in Miami’s gross profit was largely the result of the increase in sales volume. As a percentage of revenue, gross margin declined to 9.7% for the year ended December 31, 2007, as compared to 10.4% for the year ended December 31, 2006, due to the effects of strengthening currencies relative to the U.S. dollar and increased sales volume of lower margin products such as hard disk drives and memory products.

Gross profit increased $18.4 million, or 25%, to $92.1 million for the year ended December 31, 2006, from $73.7 million for the year ended December 31, 2005. The increase in gross profit was primarily a result of the increased sales volume in our in-country operations and the incremental gross profit of $5.7 million from Centel. In-country gross profit increased $14.6 million, or 32.4% to $59.6 million for the year ended December 31, 2006, from $45.0 million for the year ended December 31, 2005. This increase was primarily attributable to the growth in sales in Chile, Colombia, Costa Rica, Guatemala and Peru and the $5.7 million in additional gross profit contributed by Centel. In-country gross profit accounted for 65.1% of consolidated gross profit for the year ended December 31, 2006, as compared to 60.7% of our consolidated gross profit for the year ended December 31, 2005. Miami gross profit increased $3.8 million to $32.5 million, or 13.2%, for the year ended December 31, 2006, from $28.7 million for the year ended December 31, 2005. The increase in Miami’s gross profit was primarily driven by the increased sales volume of hard disk drive and memory products. Gross margin increased slightly to 10.4% for the year ended December 31, 2006, from 10.3% for the year ended December 31, 2005, due to the increased sales volume of higher margin products including monitors, memory products and hard disk drives.

Operating expenses. Total operating expenses increased $15.8 million, or 27.4%, to $73.3 million for the year ended December 31, 2007, from $57.5 million for the year ended December 31, 2006. As a percentage of revenue, operating expenses increased to 7.1% of revenue for the year ended December 31, 2007, as compared to 6.5%, for the year ended December 31, 2006. In-country operating expenses were $47.0 million for the year ended December 31, 2007, as compared to $38.5 million for the year ended December 31, 2006, representing an increase of $8.5 million or 22.2%. The increase was driven in part by higher salaries and payroll-related expenses of $5.5 million, or 18.4%, to $35.5 million for the year ended December 31, 2007, from $30.0 million for the year ended December 31, 2006. Salaries, personnel and other expenses of $4.3 million were related to the growth in sales of our in-country operations in Argentina, Chile and Colombia, the mandatory minimum wage increases in our in-country operations, primarily Argentina, Ecuador and Uruguay and the increase in commission expenses resulting from increased sales volume and the overall strengthening of our local in-country currencies, particularly in Chile, Colombia, Guatemala and Peru. As a percentage of total operating expenses, salaries and personnel expenses decreased to 48.5% of total operating expenses for the year ended December 31, 2007, as compared to 52.2%, for the year ended December 31, 2006. The increase in operating expenses was also driven by the net pre-tax charge of $3.8 million we incurred in 2007 in operating expenses, including legal and accounting fees, related to our settlement agreement with the Uruguayan tax authority. Salaries, personnel and other expenses of $1.2 million resulted from the growth in sales and personnel in our Miami operations. In addition, we incurred $2.3 million in operating expenses including office and warehouse expenses and building and occupancy costs related to the Miami operations and the relocation to our new headquarters facility in Miami, Florida.

Total operating expenses increased $14.2 million, or 32.7%, to $57.5 million for the year ended December 31, 2006, as compared to $43.3 million for the year ended December 31, 2005. As a percentage of revenue, operating expenses increased to 6.5% of revenue for the year ended December 31, 2006, as compared to 6.0% of revenue for the year ended December 31, 2005. In-country operating expenses increased $1.7 million, or 6.0%, to $30.0 million for the year ended December 31, 2006, as compared to $28.3 million for the year ended December 31, 2005. This increase reflected greater facilities and logistics expenses primarily related to the opening of additional distribution facilities (Rosario, Argentina; Guayaquil, Ecuador; Villahermosa, Mexico; and, Chiriquí, Panama) in several second tier cities within our markets and an incremental $3.8 million related to the re-acquisition of Centel. Miami operating expenses increased $4.5 million or 30.0%, to $19.5 million for the year ended December 31, 2006, as compared to $15.0 million for the year ended December 31, 2005. This increase was primarily related to higher expenses for the Sarbanes-Oxley Act compliance efforts and higher salary and benefits expenses.

Operating income. Operating income decreased $6.8 million, or 19.7%, to $27.8 million for the year ended December 31, 2007, from $34.6 million for the year ended December 31, 2006. The decrease was primarily driven by the increased cost of revenue. The decrease was also a result of the increased selling, general and administrative expenses during the year ended December 31, 2007, including the increase of $5.5 million in salaries and payroll-related expenses, the $3.8 million net pre-tax charge due to the settlement agreement with the Uruguayan tax authority and the increase in communications and facilities expenses during the period. In-country operating income decreased $0.3 million, or 1.2%, to $21.3 million for the year ended December 31, 2007, from $21.5 million for the year ended December 31, 2006. Miami operating income decreased $6.5 million, or 50.2%, to $6.5 million for the year ended December 31, 2007, from $13.0 million for the year ended December 31, 2006, due to the $3.8 million settlement agreement with the Uruguayan tax authority and the relocation to the new headquarters facility in Miami, Florida.

Operating income increased $4.2 million, or 13.9%, to $34.6 million for the year ended December 31, 2006, from $30.4 million for the year ended December 31, 2005. This increase was driven by the overall higher level of sales revenue and $1.4 million of additional operating income contributed by Centel, partially offset by the increase in operating expenses described above. In-country operating income increased $4.8 million, or 28.7%, to $21.5 million for the year ended December 31, 2006, from $16.7 million for the year ended December 31, 2005. This increase was driven by the overall growth in revenue partially offset by the increase in operating expenses. Miami operating income declined slightly to $13.0 million for the year ended December 31, 2006, from $13.7 million for the year ended December 31, 2005, representing a decrease of 5.4%. This decrease was driven by the growth in operating expenses that more than offset the incremental revenue growth.

Other expense (income), net. Other expense (income), net decreased $2.3 million, or 13.7%, to $14.3 million for the year ended December 31, 2007, from $16.6 million for the year ended December 31, 2006. The decrease was primarily attributable to foreign exchange gains, particularly the translation impact of the fluctuations in the Chilean and Colombian Pesos. The foreign exchange loss (gain) increased by $3.5 million to $(2.4) million for the year ended December 31, 2007, from $1.1 million recorded in the year ended December 31, 2006. The Chilean Peso experienced a revaluation of 7.0%, strengthening during the year ended December 31, 2007, to 497.7 pesos per U.S. dollar from 532.6 as of December 31, 2006, as compared to the weakening during the year ended December 31, 2006, from 514.5 pesos per U.S. dollar as of December 31, 2005. The decrease in the foreign exchange loss (gain) related to operations in Chile was partially offset by the increase in interest expense of $1.5 million, or 9.4%, resulting from increased borrowings under SBA’s Comerica Bank revolving credit facility and the accelerated amortization of deferred loan costs associated with the $5.0 million mandatory sinking fund payment on our 11  3/4% Senior Notes in August 2007.

Other expense (income), net increased $1.1 million, or 6.6%, to $16.6 million for the year ended December 31, 2006, from $15.5 million for the year ended December 31, 2005. The increase was primarily driven by a foreign exchange loss and higher interest expense in 2006 offset by the deferred loan cost write-offs in 2005. For the year ended December 31, 2006, we realized a foreign exchange loss (gain) of $1.1 million, as compared to $(1.4) million for the year ended December 31, 2005. The foreign exchange loss in 2006 was driven primarily by our operations in Chile, Costa Rica and Jamaica which experienced a slight devaluation of their local currencies relative to the U.S. dollar during the year ended December 31, 2006. Chile, Guatemala and Colombia were the main drivers of the foreign exchange gains during the year ended December 31, 2005.

Provision for income taxes. The provision for income taxes decreased by $4.0 million, or 82.3%, to $0.9 million for the year ended December 31, 2007, from $4.9 million for the year ended December 31, 2006. The decrease was due to lower pretax earnings and a lower effective tax rate during the period. Our pretax earnings was $13.4 million for the year ended December 31, 2007, as compared to $18.0 million for the year ended December 31, 2006. Our effective tax rate for the year ended December 31, 2007, was 7%, as compared to the 27% rate for the year ended December 31, 2006, due to the tax deduction related to the pre-tax charge of $3.8 million we incurred related to our settlement agreement with the Uruguayan tax authority and translation gains that were not taxable in the local jurisdictions, mainly Colombia and Chile.

The provision for income taxes increased $2.1 million, or 77.6%, to $4.9 million for the year ended December 31, 2006, from $2.8 million for the year ended December 31, 2005. The increase was due mainly to higher pre-tax profits from our in-country operations. Our effective tax rate for the year ended December 31, 2006, was 27%, as compared to the 19% rate for the year ended December 31, 2005. Our operations in the U.S. generated a tax credit as the tax deduction for our 11  3/4% Senior Notes more than offsets the operating income from our Miami operations.

Net income. Net income decreased $0.5 million, or 3.8%, to $12.6 million for the year ended December 31, 2007, as compared to $13.1 million for the year ended December 31, 2006. The decline was driven by lower in-country operating income, partially offset by favorable foreign currency gains and a lower provision for income taxes.

Our net income increased $1.0 million, or 8.3%, to $13.1 million for the year ended December 31, 2006, from $12.1 million for the year ended December 31, 2005. The increase was due to the growth in operating income, mainly from our in-country operations, partially offset by higher other expenses and higher income tax expense.

Liquidity and Capital Resources

The IT products distribution business is working-capital intensive. Historically, we have financed our working capital needs through a combination of cash generated from operations, trade credit from manufacturers, borrowings under revolving bank lines of credit (including issuance of letters of credit) and asset-based financing arrangements that we have established in certain Latin American markets and the issuance of our 11  3/4% Senior Notes.

Our working capital at December 31, 2007 increased by $3.4 million, or 3.5% to $101.6 million, as compared to $98.2 million at December 31, 2006. This increase was primarily attributable to higher levels of trade accounts receivable due to the increase in revenue. The increase was also driven by higher trade accounts receivable days resulting from increased business with retail customers and increased levels of inventory, reflecting the growth of our business, partially offset by higher trade accounts payable days. Our cash and cash equivalents at December 31, 2007 amounted to $29.4 million, as compared to $20.6 million at December 31, 2006. This increase was primarily attributable to increased levels of accounts payable resulting from greater vendor trade credit capacity.

Changes in Financial Condition

The following table summarizes our cash flows for the periods presented:

	For the Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Cash flows provided by (used in) operating activities	$6,534	$108	$(10,734)
Cash flows used in investing activities	(6,201)	(4,847)	(14,550)
Cash flows provided by financing activities	8,517	12,611	30,532
Effect of foreign currency exchange rate changes on cash and cash equivalents	(25)	(293)	315

Net increase in cash and cash equivalents	$8,825	$7,579	$5,563

Cash flows from operating activities. Our cash flows from operating activities resulted in a generation of $6.5 million for the year ended December 31, 2007, as compared to a generation of $0.1 million for year ended December 31, 2006. This generation was driven by an increase in accounts payable as a result of additional vendor credit capacity partially offset by higher trade accounts receivables and inventories due to growth in the retail business.

Our cash flows from operating activities generated $0.1 million for the year ended December 31, 2006, as compared to $10.7 million of cash used by operations for the year ended December 31, 2005. This improvement was primarily driven by the increase in trade accounts payable, slower growth in note and other receivables and slower growth in prepaid expenses.

Cash flows from investing activities. Our cash flows from investing activities resulted in a requirement of $6.2 million for the year ended December 31, 2007, as compared to a requirement of $4.8 million for the year ended December 31, 2006. This increase was primarily driven by capital expenditures associated with the opening of our new headquarters facility in Miami and a new warehouse facility in Lima, Peru.

Our cash flows from investing activities for the year ended December 31, 2006, was a requirement of $4.8 million, as compared to a requirement of $14.6 million for the year ended December 31, 2005. This improvement was due mainly to the absence of the $16.5 million cash payment related to the Centel re-acquisition in 2005, partially offset by $4.6 million of cash acquired from Centel at the close of the re-acquisition. Partially offsetting the improvement was an increase in capital expenditures to $4.8 million from $2.9 million due to the costs of continued implementation of the Company’s core ERP system and acquisition of additional warehouse space in Chile and Peru.

Cash flows from financing activities. Our cash flows from financing activities resulted in a generation of $8.5 million for the year ended December 31, 2007, as compared to a generation of $12.6 million for the year ended December 31, 2006. This decrease was driven by decreased net borrowings against SBA’s revolving credit facility, payments of our long-term debt and receipt of shareholders’ payments related to the indemnity settlement agreement in connection with the Uruguay tax audit.

Our cash flows from financing activities generated $12.6 million for the year ended December 31, 2006, as compared to $30.5 million for the year ended December 31, 2005. This decline was due to the absence in 2006 of proceeds received in 2005 from the completion of the $120.0 million 11  3/4% Senior Notes offering on August 25, 2005, net of the repayment of certain notes and a distribution to shareholders. This decline was partially offset by the increase in short-term borrowings in 2006 by our Miami operations to meet seasonal inventory purchases.

Working Capital Management

The successful management of our working capital needs is a key driver of our growth and cash flow generation. The following table sets forth certain information about the largest components of our working capital: our trade accounts receivable, inventories and accounts payable:

	As of December 31,
	2007	2006	2005
	(Dollars in thousands)
Balance sheet data:
Trade accounts receivable, net of allowance	$116,744	$89,290	$71,589
Inventories	116,961	94,410	77,038
Accounts payable	141,911	95,972	80,686

	(Data in days)
Other data:
Trade accounts receivable days (1)	41.0	36.6	36.5
Inventory days (2)	45.5	43.2	43.9
Accounts payable days (3)	(55.3)	(43.9)	(45.8)

Cash conversion cycle (4)	31.2	35.9	34.6

(1)	Trade accounts receivable days is defined as our consolidated trade accounts receivable (net of allowance for doubtful accounts) as of the last day of the year divided by our consolidated revenue for such period times 365 days. Our consolidated trade accounts receivable for our in-country operations include value added tax at a rate of between 5% and 27% (depending on the country). The exclusion of such value added tax would result in lower trade accounts receivable days.
(2)	Inventory days is defined as our consolidated inventory as of the last day of the year divided by our consolidated cost of goods sold for such period times 365 days.
(3)	Accounts payable days is defined as our consolidated accounts payable as of the last day of the year divided by our consolidated cost of goods sold for such period times 365 days.
(4)	Cash conversion cycle is defined as our trade accounts receivable days plus inventory days less accounts payable days.

Cash conversion cycle days. One measurement we use to monitor working capital is the concept of cash conversion cycle, which measures the number of days we take to convert inventory, net of payables, into cash. Our cash conversion cycle decreased to 31.2 days as of December 31, 2007 from 35.9 days as of December 31, 2006. This decrease was primarily driven by the reduction in inventory days and the increase in the accounts payable days, partially offset by an increase in trade accounts receivable days. Trade accounts receivable days increased due to the increased volume of business with retail clients that demand 60-90 day credit terms. Inventory days increased as a result of the growth in sea container shipments from certain vendors located in Asia.

Our cash conversion cycle increased slightly to 35.9 days as of December 31, 2006, from 34.6 days as of December 31, 2005. This increase was primarily a result of the decrease in our account payable days, driven by the continued efforts to manage vendor trade credit limitations with accelerated payments, partially offset by a slight improvement in our inventory days. Trade accounts receivable days remained relatively steady at 36.6 days as of December 31, 2006, as compared to 36.5 days as of December 31, 2005, and inventory days remained relatively steady at 43.2 days as of December 31, 2006, as compared to 43.9 days as of December 31, 2005.

Trade accounts receivable. We principally sell products to a large base of third-party distributors, resellers and retailers throughout Latin America and the Caribbean and to other Miami-based exporters of IT products to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No one customer accounted for more than 2.0% of sales as of December 31, 2007 and 2006. We provide trade credit to our customers in the normal course of business. The collection of a substantial portion of our receivables is susceptible to changes in Latin America and Caribbean economies and political climates. We monitor our exposure for credit losses and maintain allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting our industry. The financial condition of our customers and the related allowance for doubtful accounts is continually reviewed by management.

Prior to extending credit to a customer, we analyze the customer’s financial history and obtain personal guarantees, where appropriate. Our Miami and in-country operations in Chile use credit insurance and make provisions for estimated credit losses. Our other in-country operations make provisions for estimated credit losses but generally do not use credit insurance. Our Miami operations has a credit insurance policy covering trade sales to non-affiliated buyers with Euler Hermes ACI. The policy’s aggregate limit is $20.0 million with an aggregate deductible of $0.5 million with expiration dated July 31, 2008. In addition, 10% or 20% buyer coinsurance provisions and sub-limits in coverage on a per-buyer and per-country basis apply.

Our large customer base and our credit policies allow us to limit and diversify our exposure to credit risk on our trade accounts receivable.

Inventory. We seek to minimize our inventory levels and inventory obsolescence rates through frequent product shipments, close and ongoing monitoring of inventory levels and customer demand patterns, optimal use of carriers and shippers and the negotiation of clauses in some vendor supply agreements protecting against loss of value of inventory in certain circumstances. The Miami distribution center ships products to each of our In-country operations approximately twice per week by air and once per week by sea. These frequent shipments result in efficient inventory management and increased inventory turnover. We do not have long-term contracts with logistics providers, except in Mexico and Chile. Where we do not have long-term contracts, we seek to obtain the best rates and fastest delivery times on a shipment-by-shipment basis. Our Miami operations also coordinate direct shipments to third-party customers and In-country operations from vendors in Asia.

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

Capital Expenditures and Investments

Capital expenditures increased to $6.8 million for the year ended December 31, 2007, as compared to $4.8 million for the year ended December 31, 2006. The increase was primarily driven by our common enterprise resource planning (“ERP”), management and financial consolidation system upgrades allowing for enhanced capability in managing our geographically disperse operations. In addition, the increase was primarily driven by capital expenditures of $1.6 million related to the new headquarters facility in Miami, Florida. In addition, the increase was also driven by capital expenditures of $0.7 million related to the additional warehouse space in Lima, Peru.

Capital expenditures increased to $4.8 million for the year ended December 31, 2006, as compared to $2.9 million for the year ended December 31, 2005. The increase was primarily related to upgrades made to our back office systems in our in-country operations in Colombia, Costa Rica, El Salvador, Guatemala, Jamaica, Panama and our Miami operations where we continued to implement and upgrade our new company-wide ERP, management and financial consolidation system. In addition, the increase related to the purchase of additional warehouse space for $0.4 million in Lima, Peru and $0.5 million in Santiago, Chile.

On June 23, 2005, we invested $14.0 million in cash to re-acquire Centel. The remaining $5.8 million of the re-acquisition price was funded by the issuance to the sellers of $3.0 million in Class B common stock, non-voting in our Company and $2.8 million in subordinated seller notes. In accordance with the purchase agreement, we withheld $1.0 million of the cash portion of the re-acquisition price pending final independent verification of working capital accounts. Following the completion of this verification, we paid the $1.0 million to the sellers on August 22, 2005. In addition, in accordance with the purchase agreement, we paid the sellers in respect of proceeds we received from a pre-negotiated sale of certain obsolete inventory to a third party, $1.6 million for obsolete inventory costs and $0.1 million for insurance costs related to pre-existing theft claims. Expenses associated with the re-acquisition were approximately $0.7 million and cash acquired in the re-acquisition was $4.6 million.

We anticipate that capital expenditures will be approximately $3.5 million per year over the next few years as we continue to implement our core ERP system and upgrade our facilities in connection with the growth in our business.

Capital Resources

We currently believe that our cash on hand, anticipated cash provided by operations, available and anticipated trade credit and borrowings under our existing credit facility and lines of credit, will provide sufficient resources to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next 12 months. If our results of operations are not as favorable as we anticipate (including as a result of increased competition), our funding requirements are greater than we expect (including as a result of growth in our business), or our liquidity sources are not at anticipated levels (including levels of available trade credit), our resources may not be sufficient and we may have to raise additional financing or capital to support our business. In addition, we may not be able to accurately predict future operating results or changes in our industry which may change these needs. We continually assess our capital needs and may seek additional financing as needed to fund working capital requirements, capital expenditures and potential acquisitions. We cannot assure you that we will be able to generate anticipated levels of cash from operations or to obtain additional debt or equity financing in a timely manner, if at all, or on terms that are acceptable to us. Our inability to generate sufficient cash or obtain financing could hurt our results of operations and financial condition and prevent us from growing our business as anticipated.

The Company has lines of credit, short-term overdraft and credit facilities with various financial institutions in the country in which the Company’s individual business resides. Many of our in-country operations also have limited credit facilities. These credit facilities fall into three categories: asset-based financing facilities, letter of credit and performance bond facilities, and unsecured revolving credit facilities and lines of credit. As of December 31, 2007 and 2006, the total amounts available under the facilities were $19.55 million and $18.6 million, respectively. As of December 31, 2007 and 2006, the total amounts outstanding under these credit facilities were $26.4 million and $17.7 million, respectively. As of December 31, 2007 and 2006, the outstanding balances of the Miami credit facility were $20.5 million and $16.6 million, respectively. As of December 31, 2007 and 2006, the outstanding balances of the in-country credit facilities were $5.8 million and $1.0 million, respectively. The increase in the outstanding balance is primarily attributed to the increased borrowing by our subsidiaries to meet increased local working capital requirements, particularly additional borrowings of $2.8 million related to our operations in Uruguay, $0.9 million related to our operations in Peru, and $0.7 million related to our operations in Ecuador.

On August 25, 2005, the Company consummated a $120.0 million high yield notes offering in aggregate principal amount of 11  3/4% Second Priority Senior Secured Notes (the “11  3/4% Senior Notes”). The 11  3/4% Senior Notes were sold at 99.057% of face value and carry a coupon rate of 11  3/4% and are a second priority senior secured obligation of the Company due January 15, 2011. The proceeds of the offering were used to repay existing indebtedness, pay a dividend to shareholders, and pay fees and expenses associated with the debt offering with the remaining balance to be used for general corporate purposes. The 11  3/4% Senior Notes are secured on a second priority basis with 100.0% of the common shares of Intcomex Holdings, LLC and Intcomex Holdings SPC-1, LLC, and 65.0% of the shares of IXLA Holdings, LTD plus a second priority lien on the assets of SBA.

Concurrent with the high yield debt offering, SBA entered into a new $25.0 million three-year revolving credit facility with Comerica Bank. Borrowings against the facility bear interest at prime less 75 basis points and are secured on a first priority basis by all the assets of SBA (but excluding equity interests in SBA or our other direct and indirect subsidiaries). In 2006, SBA was in default under the credit facility as a result of SBA’s repayment of a portion of the outstanding principal under our intercompany loan with SBA. On November 2, 2006, Comerica granted a waiver and SBA and Comerica Bank amended the credit facility and a related subordination agreement to allow SBA to make certain payments on an intercompany loan from the Company, increase the minimum level of tangible effective net worth to $37.0 million (which minimum level declined from the fourth fiscal quarter of 2006 to the end of the fourth fiscal quarter of 2007 to $25.0 million and remains at $25.0 million thereafter) and extend the maturity date to August 25, 2009.

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

As of August 17, 2007, SBA and Comerica Bank entered into a third amendment to the revolving credit facility. The amendment increased the maximum amount available for borrowing under the revolving credit facility from $27.5 million to $30.0 million, computed on the basis of a re-defined borrowing base formula linked to the value of SBA’s inventory and the accounts receivable of SBA and certain of its foreign affiliates. Under the amendment, SBA agreed to maintain net income of not less than $7.5 million for the year ended December 31, 2007. Starting in 2008, this net income covenant is replaced by a covenant to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0, as of the last day of each fiscal year of SBA, commencing with the fiscal year ending December 31, 2008. Further, the maturity of the revolving credit facility was extended to August 25, 2010, unless terminated earlier. We may terminate the revolving credit facility at any time without penalty upon at least three business days’ notice to Comerica Bank, provided such termination is accompanied by payment in full of all amounts borrowed. On September 20, 2007, SBA amended the revolving credit facility agreement to increase the 2007 capital expenditures limit to $3.0 million from $2.5 million. As of December 31, 2007 and 2006, the outstanding draws against the revolving credit facility were $14.5 million and $10.9 million, respectively.

As of December 31, 2007, SBA was in default on its senior debt to tangible effective net worth ratio under its credit agreement with Comerica Bank. Under the agreement, SBA is required to maintain a senior debt to tangible effective net worth ratio of not more than 2.5 to 1.0. The default occurred as a result of an additional $11.8 million of inventory in transit, which the Company determined to exist as of December 31, 2007. For a detailed discussion of the material weakness identified by management and related remediation actions, see Part II—Item 9A. “Controls and Procedures.” On March 28, 2008, SBA obtained from Comerica Bank a waiver to the credit agreement of the senior debt to tangible effective net worth ratio as of December 31, 2007. The Company also obtained an amendment to the credit agreement for the definition of the tangible effective net worth and to increase the senior debt to tangible effective net worth ratio of not more than 3.5 to 1.0, effective for the quarters ended March 31, 2008 and June 30, 2008, and not more than 3.0 to 1.0 thereafter. As of December 31, 2007, SBA was in compliance with its other financial covenants.

As a result of a privately negotiated arm’s length transaction arranged by Anthony Shalom and Michael Shalom, on August 15, 2007, we repurchased $2.2 million of the 11  3/4% Senior Notes held by the Pledging Noteholders, at the same market price as $2.8 million of the 11  3/4% Senior Notes we purchased in the open market at the end of business on the prior day. We delivered to the trustee under the indenture governing the 11  3/4% Senior Notes, all $5.0 million aggregate principal amount of the 11   3/4% Senior Notes purchased on such dates for cancellation in satisfaction of our mandatory sinking fund redemption that we were required to make by August 15, 2007 under the indenture. On December 14, 2006, the Company completed the exchange of 100.0% of the outstanding principal of the 11  3/4% Senior Notes for SEC registered publicly tradable notes that have substantially identical terms and conditions as the initial Notes. As of December 31, 2007, $114.5 million of the 11  3/4% Senior Notes remained outstanding.

Contractual Obligations

The following table summarizes our contractual obligations and the payments due on such obligations at December 31, 2007:

	Payments Due by Period (Dollars in millions)
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Debt obligations (1)	$117.2	$5.6	$7.1	$104.5	$—
Interest on debt obligations (2)	45.8	13.5	25.8	6.5	—
Operating lease obligations	28.7	4.3	7.8	5.4	11.2

Total	$191.7	$23.4	$40.7	$116.4	$11.2

(1)	Debt obligations include the principal of our short and long term debt and payment of original issue discount of $1.0 million in connection with the issuance of our 11 3/4% Senior Notes.
(2)	Interest on debt obligations is calculated assuming no early redemption or prepayments.

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

Revenue recognition and accounts receivable. Revenue is recognized once the following criteria are met: we have persuasive evidence that an arrangement exists; delivery to our customer has occurred, which happens at the point of shipment (this includes the transfer of both title and risk of loss, provided that no significant obligations remain); the price is fixed and determinable; and collectibility is reasonably assured. We allow our customers to return defective products for exchange or credit within 30 days of delivery based on the warranty of the OEM. An exception is infrequently made for long-standing customers with current accounts, on a case-by-case basis and upon approval by our management. A return is recorded in the period of the return because, based on our past experience, these returns are infrequent and immaterial.

Shipping and handling costs billed to customers are included in revenue and related costs are included in the cost of sales.

We provide allowances for doubtful accounts on our accounts receivable for estimated losses resulting from the inability of our customers to make required payments. Changes in the financial condition of our customers or other unanticipated events, which may affect their ability to make payments, could result in charges for additional allowances exceeding our expectations. These estimates require judgment and are influenced by the following considerations: the large number of customers and their dispersion across wide geographic areas; the fact that no single customer accounted for 2.0% or more of our revenue during the year ended December 31, 2007 and 2006; a dedicated credit department at our Miami headquarters and at each of our in-country subsidiaries; aging of receivables, individually and in the aggregate; credit insurance coverage; and the value and adequacy of collateral received from our customers in certain circumstances. Uncollectible accounts are written-off annually against the allowance.

In accordance with EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), our revenues are reported net of any sales, gross receipts or value added taxes.

We extend a warranty for products to customers with the same terms as the OEM’s warranty to use. All product-related warranty costs incurred by us are reimbursed by OEMs.

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

Inventories. Our inventory levels are based on our projections of future demand and market conditions. Any unanticipated decline in demand or technological changes could cause us to have excess or obsolete inventories. On an ongoing basis, we review for estimated excess or obsolete inventories and make provisions for our inventories to reflect their estimated net realizable value based upon our forecasts of future demand and market conditions. These forecasts require judgment as to future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory obsolescence provisions may be required. Our estimates are influenced by the following considerations: the availability of protection from loss in value of inventory under certain vendor agreements, the extent of our right to return to vendors a percentage of our purchases, the aging of inventories, variability of demand due to economic downturn and other factors, and the frequency of product improvements and technological changes. Rebates earned on products sold are recognized when the product is shipped to a third party customer and are recorded as a reduction to cost of sales in accordance with EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.

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

Tax positions are measured under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN 48-1”), an amendment to FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). Under FIN 48-1, highly certain tax positions are determined based upon the likelihood of the positions sustained upon examination by the taxing authorities. The benefit of a tax position is recognized in the financial statements in the period during which management believes it is more likely than not that the position will be sustained. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets. Interest associated with unrecognized tax benefits is classified as interest expense and penalties that would be payable to the taxing authorities upon examination are classified in selling, general and administrative expenses, if any, in the consolidated statements of operations.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised 2007) Business Combinations (“SFAS No. 141R”). SFAS No. 141R supercedes SFAS No. 141, Business Combinations, and establishes principles and requirements as to how an acquiring entity in a business combination recognizes and measures the identifiable assets and goodwill acquired, liabilities assumed, any controlling interest or gain from a bargain purchase in its financial statements. SFAS No. 141R requires the acquirer to record contingent consideration at the estimated fair value at the time of purchase and establishes principles for treating subsequent changes in such estimates which could affect earnings in those periods. This statement also calls for additional disclosure to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is to be applied prospectively to business combinations beginning January 4, 2009 (the first day of fiscal 2009). The Company will evaluate the effect SFAS No. 141R will have on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for the Company beginning January 4, 2009 (the first day of fiscal 2009), requiring retroactive presentation and disclosure of existing minority interests. The Company is currently evaluating the effect SFAS No. 160 will have on its consolidated results of operations and financial condition.

In June 2007, the FASB also ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently evaluating the effect that the adoption of EITF No. 07-3 will have, if any, on our consolidated results of operations and financial condition.

In May 2007, the FASB published FASB Staff Position No. FASB Interpretation No. (“FIN”) 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN 48-1”), an amendment to FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48-1 clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FIN 48-1 is effective upon the initial adoption of FIN 48, which is effective for fiscal years beginning after December 15, 2006. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. This interpretation requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. The Company adopted FIN 48 effective January 1, 2007, reviewed its tax positions taken in accordance with FIN 48 and assessed the effect of FIN 48 on the consolidated results of operations and financial condition. The Company assesses its income tax positions and records tax benefits for all years subject to examination based on management’s evaluation of the facts, circumstances and information available as of the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company recognized the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Company’s financial statements. The Company files tax returns in the U.S., the state of Florida and in various foreign jurisdictions. The 2004 tax return is currently under examination by the Internal Revenue Service (“IRS”) and is expected to conclude shortly with no change to the return. Tax years 2006 and 2005 remain open for examination by the IRS. Tax years 2006, 2005 and 2004 remain open for examination by the Florida Department of Revenue. As a result of the implementation of FIN 48, we did not recognize any adjustments, accrued interest expense or penalties for unrecognized income tax benefits as of the adoption date and subsequent to the adoption date through December 31, 2007. The Company does not expect any material changes to the unrecognized tax benefit over the next 12 months.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect to elect the fair value measurement option for any financial assets or liabilities. The adoption of SFAS No. 159 does not have an impact on the Company’s consolidated financial condition.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 does not have a material impact on the Company’s consolidated financial condition, as the Company does not have pension obligations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently evaluating the effect SFAS No. 157 will have on its consolidated results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign exchange risk

Our principal market risk relates to foreign exchange rate sensitivity, which is the risk related to fluctuations of local currencies in our in-country markets, as compared to the U.S. dollar. We generally do not engage in foreign currency hedging arrangements because either we do not believe it is cost-effective or it is not available to us for certain foreign currencies. Consequently, foreign currency fluctuations may adversely affect our results of operations, including our gross and operating margins.

A significant portion of our revenues from in-country operations is invoiced in currencies other than the U.S. dollar, even though prices for IT products in our in-country markets are based on U.S. dollar amounts. For the years ended December 31, 2007 and 2006, 41.5% and 40.7%, respectively, of our total revenue was invoiced in currencies other than the U.S. dollar. In addition, a significant majority of our cost of revenue is driven by the pricing of products in U.S. dollars. As a result, our gross profit and gross margins will be affected by fluctuations in foreign currency exchange rates. In addition, a significant amount of our in-country operating expenses are denominated in currencies other than the U.S. dollar. For the years ended December 31, 2007 and 2006, 49.4% and 57.9%, respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. As a result, our operating expenses and operating margins will be affected by fluctuations in foreign currency exchange rates.

In most markets, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, we invoice in local currency. Foreign currency fluctuations in these markets will impact our results of operations, both through foreign currency transactions and through the re-measurement of the financial statements into U.S. dollars. In the case of foreign currency transactions, inventory is initially recorded in the books and records of our in-country operations in the local currency at the exchange rate in effect on the date the inventory is received by our in-country operations. When a sale of this inventory is made by our in-country operations, it is invoiced and recorded in the books and records in the local currency based on the U.S. dollar price converted at the exchange rate in effect on the date of sale. As a result, the appreciation of a local currency in one of these markets between the time that inventory is purchased and the time it is sold will reduce our gross profit in U.S. dollar terms, thereby reducing our gross margins. In these cases, the settlement of the initial payable owed to a vendor (including, in many cases, our Miami operations) results in a foreign exchange gain, which is included in foreign exchange loss (gain) in our consolidated statements of operations and which effectively offsets, in part, the reduction in gross profit. Conversely, the weakening of a local currency in one of these markets will have the opposite effect from those described above on our gross profit and gross margins.

The U.S. dollar is the functional currency in the preparation of our consolidated financial statements in all of our in-country operations, except in Mexico where the functional currency is the Mexican Peso. In most of our in-country operations, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, our books and records are prepared in currencies other than the U.S. dollar. For these countries, remeasurement into the U.S. dollar is required for the preparation of our consolidated financial statements and will impact our results of operations. The re-measurement of our operating expenses is performed using an appropriately weighted-average exchange rate for the period. For periods where the local currency has appreciated relative to the U.S. dollar, the re-measurement increases the value of our operating expenses, thereby adversely impacting our operating margins. Conversely, the weakening of a local currency in one of these markets will have the opposite effect from those described above on operating expenses and operating margins. For example, we estimate that a one percent weakening or strengthening of the U.S. dollar against these local currencies would have increased or decreased our selling, general and administrative expenses by approximately $0.4 million, $0.3 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. The re-measurement of our monetary assets and liabilities is performed using exchange rates at the balance sheet date, with the changes being recognized in Foreign exchange loss (gain) in our consolidated statements of operations.

In Ecuador, Panama and El Salvador, all of our transactions are conducted in U.S. dollars and all of our financial statements are prepared using the U.S. dollar, and therefore, foreign exchange fluctuations do not directly impact our results of operations.

We believe that our broad geographical scope reduces our exposure to the risk of significant and sustained currency fluctuations in any of our Latin American or Caribbean markets. In addition, a relatively small portion of the sales from our in-country operations in Argentina, Chile, Costa Rica, Peru and Uruguay can be invoiced, at the election of certain of our customers, in U.S. dollars, thereby reducing the overall impact of fluctuations in the foreign currency exchange rates in these countries. In addition, in Chile, Peru and Guatemala, we from time to time reduce our exposure to the risk of currency devaluation by drawing on a local currency-denominated line of credit to acquire U.S. dollars.

If there are large and sustained devaluations of local currencies, like those that occurred in Brazil in 2000 and in Argentina in 2001, many of our products can become more expensive in local currencies. This could result in our customers having difficulty paying those invoices and, in turn, result in decreases in revenue. Moreover, such devaluations may adversely impact demand for our products because our customers may be unable to afford them. In these circumstances, we will usually offer a repayment plan for an affected customer, which in our experience has usually resulted in successful collection. In addition, substantially all of our Miami operations’ accounts receivable (other than accounts receivable owed by affiliates) are insured by Euler Hermes ACI up to an aggregate limit of $20.0 million with an aggregate deductible of $ 0.5 million. In addition, 10% or 20% buyer coinsurance provisions apply, as well as sub-limits in coverage on a per-buyer and on a per-country basis.

It is our policy not to enter into foreign currency transactions for speculative purposes.

Interest rate risk

We are also exposed to market risk related to interest rate sensitivity, which is the risk that future changes in interest rates may affect our net income or our net assets. Given that a majority of our debt is a fixed rate obligation, we do not believe that we have a material exposure to interest rate fluctuations. For 2007, assuming our $30.0 million floating rate revolving credit facility with Comerica Bank was fully drawn for the entire year, a 1.0% (100 basis points) increase (or decrease) in the U.S. prime lending rate would result in $300,000 increase (or decrease) in our current expense for the year.

It is our policy not to enter into interest rate transactions for speculative purposes.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(BDO SEIDMAN, LLP)

Board of Directors

Intcomex, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Intcomex, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits. We did not audit the financial statements of one, one and three foreign subsidiaries in the years ended December 31, 2007, 2006 and 2005, respectively. These statements reflect total assets of approximately $39 million and $37 million as of December 31, 2007 and 2006, and total revenues of approximately $115 million, $104 million and $91 million for each of the years in the three-year period ended December 31, 2007. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiaries, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intcomex, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for the financial statement recognition and measurement of uncertain tax positions in 2007.

Miami, Florida	/s/ BDO Seidman, LLP
March 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(PRICEWATERHOUSECOOPERS, S.C.)

Mexico City, March 28, 2008

To the Stockholders and the Board of Directors of

Centel, S.A. de C.V.

We have audited the accompanying balance sheets of Centel, S.A. de C.V. as of December 31, 2007 and 2006, and the related statements of income, of changes in stockholders’ equity and of cash flows for the years ended December 31, 2007 and 2006, for the seven-month period ended December 31, 2005, and for the five-month period ended May 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centel, S.A. de C.V. at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, for the seven-month period ended December 31, 2005, and for the five-month period ended May 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

PricewaterhouseCoopers, S.C.

/s/ Roberto Vargas Flores
Audit Partner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

(FIGUEROA JIMÉNEZ & CO., S.A.)

The Stockholders

INTCOMEX, S.A. de C.V.:

We have audited the accompanying statements of income, stockholders’ equity and cash flows of Intcomex, S.A. de C.V. for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the results of operations and cash flows of Intcomex, S.A. de C.V. for the year ended December 31, 2005, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Ciro Rómulo Mejia Gonzglez
Partner
Registry N° 2234

San Salvador, El Salvador January 30, 2006.

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

(ERNST & YOUNG, LTD. CORP.)

Board of Directors

Computación Monrenca Panama, S.A.

We have audited the statements of income, shareholders’ equity and cash flows of Computación Monrenca Panama, S.A. (a wholly-owned subsidiary of IXLA Holdings, Ltd.) for the year ended December 31, 2005 (not presented separately herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the results of operations and cash flows of Computación Monrenca Panama, S.A. for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young

February 17, 2006

Panama, Republic of Panama

INTCOMEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2007 AND 2006

(Dollars in thousands, except per share data)

	As of December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents (including restricted cash of $92 at December 31, 2006)	$29,399	$20,574
Trade accounts receivable (net of allowance for doubtful accounts of $4,651 and $4,066 at December 31, 2007 and 2006, respectively)	116,744	89,290
Notes and other receivables	19,704	18,584
Due from related parties	1,171	791
Inventories	116,961	94,410
Prepaid expenses and other	9,350	9,100
Deferred tax assets	1,902	1,609

Total current assets	295,231	234,358
Property and equipment, net	15,059	11,019
Notes receivable	—	525
Identifiable intangible assets	3,056	3,883
Goodwill	34,257	34,257
Deferred tax assets	7,542	2,521
Other assets	7,863	6,012

Total assets	$363,008	$292,575

Liabilities and Shareholders’ Equity
Liabilities
Current liabilities
Lines of credit	$26,366	$17,653
Current maturities of long-term debt	5,624	5,376
Accounts payable	141,911	95,972
Accrued expenses	13,449	12,039
Income taxes payable	909	1,117
Due to related parties	51	97
Deferred tax liabilities	414	442
Other liabilities	4,878	3,440

Total current liabilities	193,602	136,136
Long-term debt, net of current maturities	111,600	114,833
Other long-term liabilities	1,523	421
Deferred tax liabilities	2,182	2,848

Total liabilities	308,907	254,238
Commitments and contingencies	—	—

Shareholders’ equity
Common stock, voting $0.01 par value, 140,000 shares authorized, 100,000 issued and outstanding	1	1
Class B common stock, non-voting $0.01 par value, 10,000 shares authorized, 2,182 issued and outstanding	—	—
Additional paid in capital	20,825	17,597
Retained earnings	33,278	20,717
Accumulated other comprehensive (loss) income	(3)	22

Total shareholders’ equity	54,101	38,337

Total liabilities and shareholders’ equity	$363,008	$292,575

The accompanying notes are an integral part of the consolidated financial statements.

INTCOMEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006 AND 2005

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Revenue	$1,038,368	$889,779	$716,440
Cost of revenue	937,286	797,665	642,737

Gross profit	101,082	92,114	73,703
Operating expenses
Selling, general and administrative	69,834	54,794	41,555
Depreciation and amortization	3,480	2,743	1,788

Total operating expenses	73,314	57,537	43,343
Operating income	27,768	34,577	30,360
Other expense (income)
Interest expense	17,763	16,233	16,805
Interest income	(730)	(876)	(456)
Other (income) expense, net	(292)	164	600
Foreign exchange (gain) loss	(2,401)	1,099	(1,407)

Total other expense	14,340	16,620	15,542
Income before provision for income taxes	13,428	17,957	14,818
Provision for income taxes	867	4,894	2,755

Net income	$12,561	$13,063	$12,063

Net income per weighted average share of common stock, voting and Class B common stock, non-voting:
Basic	$122.93	$127.84	$119.28

Diluted	$122.93	$127.84	$119.28

Weighted average number of common shares, voting and Class B common stock, non-voting, used in per share calculation:
Basic	102,182	102,182	101,133

Diluted	102,182	102,182	101,133

The accompanying notes are an integral part of the consolidated financial statements.

INTCOMEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in thousands, except per share data)

	Years Ended December 31, 2007, 2006 and 2005
	Common Stock
						Accumulated
	Shares			Additional	Retained	Other
	Voting	Class B Non-voting	Par Value	Paid in Capital	(Deficit) Earnings	Comprehensive Income (Loss)	Shareholders’ Equity	Comprehensive Income
Balance at December 31, 2004	100,000	—	$1	$34,597	$(4,409)	$—	$30,189
Issuance of common stock in connection with the Centel re-acquisition	—	2,182	—	3,000	—	—	3,000
Dividends to shareholders	—	—	—	(20,000)	—	—	(20,000)
Net income	—	—	—	—	12,063	—	12,063	$12,063
Foreign currency translation gain	—	—	—	—	—	315	315	315

Total comprehensive income								$12,378

Balance at December 31, 2005	100,000	2,182	$1	$17,597	$7,654	$315	$25,567
Net income	—	—	—	—	13,063	—	13,063	13,063
Foreign currency translation loss	—	—	—	—	—	(293)	(293)	(293)

Total comprehensive income								$12,770

Balance at December 31, 2006	100,000	2,182	$1	$17,597	$20,717	$22	$38,337
Indemnity settlement agreement payment in connection with Uruguay tax audit	—	—	—	3,029	—	—	3,029
Stock-based compensation expense	—	—	—	199	—	—	199
Net income	—	—	—	—	12,561	—	12,561	12,561
Foreign currency translation loss	—	—	—	—	—	(25)	(25)	(25)

Total comprehensive income								$12,536

Balance at December 31, 2007	100,000	2,182	$1	$20,825	$33,278	$(3)	$54,101

The accompanying notes are an integral part of the consolidated financial statements.

INTCOMEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006 AND 2005

(Dollars in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$12,561	$13,063	$12,063
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash stock-based compensation expense	199	—	—
Depreciation expense	2,653	1,755	1,214
Amortization of intangible assets	827	988	574
Amortization of deferred loan costs	1,721	1,333	3,029
Bad debt expense	2,041	1,265	1,491
Inventory obsolescence expense	1,293	1,417	1,332
Deferred income tax benefit	(6,008)	(1,455)	(950)
Loss (gain) on sale of property and equipment	42	(2)	(18)

Change in operating assets and liabilities, net of assets acquired:
(Increase) decrease in:
Trade accounts receivables	(29,495)	(17,485)	(12,706)
Due from related parties	(380)	99	(641)
Notes and other receivables	(1,120)	(244)	(4,028)
Inventories	(23,844)	(18,789)	(16,213)
Prepaid expenses and other assets	(3,822)	(484)	(8,975)
Increase (decrease) in:
Accounts payable	45,939	15,286	6,709
Income taxes payable	(208)	(1,830)	1,007
Due to related parties	(46)	44	270
Accrued expenses and other liabilities	4,181	5,147	5,108

Net cash provided by (used in) operating activities	6,534	108	(10,734)

Cash flows from investing activities:
Purchases of property and equipment	(6,757)	(4,824)	(2,874)
Proceeds from disposition of assets	31	289	37
Business acquisition, net of cash acquired	—	—	(11,866)
Purchase of minority interests	—	—	(203)
Proceeds from notes and other receivables	525	(312)	356

Net cash used in investing activities	(6,201)	(4,847)	(14,550)

Cash flows from financing activities:
Borrowings (payments) under lines of credit, net	8,713	12,240	(4,358)
Borrowings under long-term debt	2,419	371	120,535
Payments of long-term debt	(5,644)	—	(65,645)
Payments from (distributions to) shareholders	3,029	—	(20,000)

Net cash provided by financing activities	8,517	12,611	30,532
Effect of foreign currency exchange rate changes on cash and cash equivalents	(25)	(293)	315

Net increase in cash and cash equivalents	8,825	7,579	5,563
Cash and cash equivalents, beginning of period	$20,574	$12,995	$7,432

Cash and cash equivalents, end of period	$29,399	$20,574	$12,995

The accompanying notes are an integral part of the consolidated financial statements.

INTCOMEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006 AND 2005—(Continued)

(Dollars in thousands)

	Years Ended December 31,
	2007	2006	2005
Supplemental disclosure of operating cash flow information:
Cash paid for:
Interest	$16,089	$13,300	$7,892
Income taxes	$7,819	$7,361	$6,471

Supplemental disclosure of non-cash operating, investing and financing activities:
Non-cash financing activities:
Property and equipment acquired through financing	$2,261	$356	$199
Issuance of subordinated sellers notes for Centel re-acquisition	$—	$—	$2,750
Issuance of Class B common stock, non-voting to selling stockholders for Centel re-acquisition	$—	$—	$3,000

The accompanying notes are an integral part of the consolidated financial statements.

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 1. Organization and Basis of Presentation

Nature of Operations

Intcomex, Inc. (“Intcomex”) is a United States (“U.S.”)-based value-added international distributor of computer information technology (“IT”) products to Latin America and the Caribbean. Intcomex distributes computer equipment, components, peripherals, software, computer systems, accessories, networking products and digital consumer electronics. Intcomex offers single source purchasing to our customers by providing an in-stock selection of products from vendors, including the world’s leading IT product manufacturers.

Organization

The accompanying consolidated financial statements include the accounts of Intcomex and its subsidiaries (collectively referred to herein as the “Company”) including the accounts of Intcomex Holdings, LLC (parent company of Software Brokers of America, Inc. (“SBA”) and IXLA Holdings, Ltd. (“IXLA”)), Intcomex Holdings SPC-1, LLC (parent company of Centel, S.A. de C.V. (“Centel”), a Mexican company), SBA and IXLA. IXLA is the holding company of 14 separate subsidiaries located in Central America, South America and the Caribbean.

Basis of Presentation

In August 2004, the Company underwent a restructuring, at which time Holdco Caribbean LDC (“Parent”) was a company organized under the laws of the Cayman Islands and BWI was the parent company of Intcomex Holdings, LLC (“Holdings”). All domestic management shareholders of Parent held their investment through Eccounting, Inc. (“Eccounting”), a Florida corporation and represented 37.3% of the ownership of Parent. The remaining 62.7% of Parent was owned by certain foreign shareholders. On August 13, 2004, the Company was incorporated in the State of Delaware and Eccounting was merged into the Company. The Company then owned 37.3% of Parent. The shareholders of Eccounting received 67,073 shares of common stock, voting in the Company (representing all of the Company’s then outstanding capital stock) in exchange for their $30,561 of equity in Parent, which they used to capitalize the Company. As part of the restructuring, Parent was liquidated and all existing stockholders of Parent became direct stockholders of Holdings, the only asset of Parent, with the same ownership interests in Holdings as previously held in Parent. On August 31, 2004, the Company repurchased 5,904 shares of common stock, voting from certain domestic management shareholders for $3,944 and certain former shareholders of Parent and other foreign investors purchased 10,675 shares of common stock, voting for $7,131. Also on August 31, 2004, Citigroup Venture Capital International (“CVC International”) purchased 28,156 shares of common stock, voting including the 5,904 shares repurchased by the Company previously that same day, for $18,808 less transaction fees of $1,121 to complete the capitalization of the Company. As of August 31, 2004, CVC International acquired a total of 52.5% ownership in the Company including common stock representing a 28.2% ownership in the Company acquired directly from the Company’s common stock and 24.3% ownership in the Company acquired directly from existing stockholders of the Company. The remaining 47.5% ownership of the Company is held by domestic and foreign management shareholders.

The consolidated financial statements reflect Intcomex, Inc. and its subsidiaries as the reporting entity for all periods presented.

Use of Accounting Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These principles require management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses, cash flows and the related footnote disclosures during the reporting period. On an on-going basis, we review and evaluate our estimates and assumptions, including, but not limited to, those that relate to the realizable value of accounts receivable, inventories, identifiable intangible assets, goodwill and other long-lived assets, income taxes and contingencies. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Intcomex, Inc. and its subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

As of December 31, 2007, the Company has two wholly-owned subsidiaries: Intcomex Holdings, LLC (“Holdings”) and Intcomex Holdings SPC-I, LLC (“SPC-I”).

Holdings has two wholly owned subsidiaries as follows: Software Brokers of America, Inc. and IXLA Holdings, Ltd., a limited time duration company – Located in Cayman Islands.

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

Intcomex El Salvador, S.A. – Located in El Salvador

Intcomex de Guatemala, S.A. (formerly Centel, S.A.) – Located in Guatemala

Intcomex Jamaica Ltd. – Located in Jamaica

Inset Finance Ltd. – Located in Cayman Islands (inactive)

Computación Monrenca Panama, S.A. – Located in Panama

Intcomex Peru, S.A.C. – Located in Peru

•	DTMK Inmobiliaria S.A.C. – Located in Peru

T.G.M., S.A. – Located in Uruguay

Pontix Trading S.A. – Located in Uruguay (inactive)

Intcomex de Las Americas, S.A. – Located in Panama

SPC-I has one wholly owned subsidiary: Centel, S.A. de C.V. – Located in México

•	Compañía de Servicios IMSC, S. de R.L. de C.V.

Fiscal Year

The Company’s fiscal year ends on December 31 and is based on a calendar year.

Foreign Currency Translation and Remeasurement

The U.S. dollar is considered the functional currency in all of the Company’s foreign subsidiary operations, except in Mexico where the functional currency is the Mexican Peso. Non-monetary balance sheet amounts are translated using the historical exchange rates. Other balance sheet amounts are translated at the exchange rates in effect at the balance sheet date. Statements of operations amounts, excluding those items of income and expense that relate to non-monetary balance sheet amounts, are translated at the average exchange rate for the month. Re-measurement adjustments are included in the determination of net income under the caption “Foreign exchange (gain) loss.” These amounts include the effect of foreign currency re-measurement, realized foreign currency transaction gains and losses and changes in the value of foreign currency denominated accounts receivable and accounts payable. In the accompanying consolidated statements of operations, a foreign exchange (gain) loss of $(2,401), $1,099 and $(1,407) were included for the years ended December 31, 2007, 2006 and 2005, respectively.

Translation adjustments related to our Mexican subsidiary are recorded in accumulated other comprehensive (loss) income under shareholders’ equity in our consolidated balance sheets and in our consolidated statement of changes in shareholders’ equity. In the accompanying consolidated statements of changes in shareholders’ equity, foreign currency translation adjustments of $(25), $(293) and $315 were included for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company has no material U.S. dollar foreign exchange forward contracts outstanding at December 31, 2007 and 2006.

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

The Company allows its customers to return defective products for exchange or credit within 30 days of delivery based on the warranty of the original equipment manufacturer (“OEM”). An exception is infrequently made for long-standing customers with current accounts, on a case-by-case basis and upon approval by management. A return is recorded in the period of the return because, based on our past experience, such returns are infrequent and immaterial.

Shipping and handling costs billed to customers are included in revenue and related costs are included in the cost of sales.

In accordance with Emerging Issues Task Force Issue (“EITF”) Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), the Company’s revenues are reported net of any sales, gross receipts or value added taxes.

The Company extends a warranty for products to customers with the same terms as the OEM’s warranty to the Company. All product-related warranty costs incurred by the Company are reimbursed by OEMs.

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

Inventories

Inventories, consisting entirely of finished goods, are stated at the lower of cost or market. Cost is determined primarily on the first-in, first-out (“FIFO”) method. Some of the Company’s foreign affiliates use the average cost method which approximates FIFO due to the availability of “price protection” guarantees with many vendors on a significant portion of their inventory. The Company operates in an industry characterized by the continuous introduction of new products, rapid technological advances and product obsolescence. The Company continuously evaluates the salability of its inventories and has developed incentive sales programs for slow moving items.

Rebates earned on products sold are recognized when the product is shipped to a third party customer and is recorded as a reduction to cost of sales in accordance with EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.

Deferred Loan Costs

Deferred loan costs are amortized over the life of the applicable indebtedness using the straight-line method which approximates the effective interest method. Deferred loan costs, net of accumulated amortization, amounted to $4,231 and $5,060 at December 31, 2007 and 2006, respectively, and are included in Other assets in the accompanying balance sheets.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods based on the estimated economic lives of the related assets as follows:

Years
Buildings and leasehold improvements	30 – 39
Office furniture, vehicles and equipment	5 – 7
Warehouse equipment	5 – 7
Software	5

Long-Lived Assets

The Company reviews long-lived assets and definite-lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the asset’s fair value, the Company measures and records an impairment loss for the excess. An asset’s fair value is assessed by determining the expected future undiscounted cash flows of the asset. The Company’s long-lived assets are primarily composed of property and equipment.

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

Goodwill

The Company’s goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. The Company assesses goodwill for impairment on an annual basis, or sooner if events indicate such a review is necessary. Based on this assessment, the Company determined that no impairment of its assets existed as of December 31, 2007 or 2006. As of December 31, 2007, the Company is not aware of any items or events that would cause it to adjust the recorded value of goodwill for impairment. Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated, is less than the carrying value of the reporting unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of the goodwill exceeds its implied value. Future changes in the estimates used to conduct the impairment review, including revenue projections, market values and changes in the discount rate used could cause the analysis to indicate that the Company’s goodwill is impaired in subsequent periods and result in a write-off of a portion of or all of the goodwill. The discount rate used is based on the Company’s capital mix and an estimated market premium. The assumptions used in estimating revenue projections are consistent with internal planning.

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

Income Taxes

Income taxes are accounted for under the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Tax positions are measured under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN 48-1”), an amendment to FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). Under FIN 48-1, highly certain tax positions are determined based upon the likelihood of the positions sustained upon examination by the taxing authorities. The benefit of a tax position is recognized in the financial statements in the period during which management believes it is more likely than not that the position will be sustained. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets. Interest associated with unrecognized tax benefits is classified as interest expense and penalties that would be payable to the taxing authorities upon examination are classified in selling, general and administrative expenses, if any, in the consolidated statements of operations.

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

SFAS No. 128, Earnings per Share, requires that employee equity share options, non-vested shares, and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted net income per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid in capital when the award becomes deductible are assumed to be used to repurchase shares.

The Company has two classes of common stock: voting and Class B, non-voting. Common stock, voting and Class B common stock, non-voting have substantially identical rights with respect to any dividends or distributions of cash or property declared on shares of common stock and rank equally as to the right to receive proceeds on liquidation or dissolution of the Company after the payment of the Company’s indebtedness. The Company uses the two-class method for calculating net income per share. Basic net income per share and diluted net income per share of common stock, voting and Class B common stock, non-voting are the same because both classes have the same rights other than voting.

The following table sets forth the computation of basic and diluted net income per weighted average share of common stock, voting and Class B common stock, non-voting:

	For the Years Ended December 31,
	2007	2006	2005
Basic and diluted net income per common share, voting and Class B common share, non-voting - numerator:
Net income	$12,561	$13,063	$12,063

Denominator:
Denominator for basic net income per common share, voting and Class B common share, non-voting share - weighted average shares	102,182	102,182	101,133

Effect of dilutive securities:
Stock options	—	—	—

Denominator for diluted net income per common share, voting and Class B common share, non-voting - adjusted weighted average shares	102,182	102,182	101,133

	For the Years Ended December 31,
	2007	2006	2005
Net income per common share, voting and Class B common share, non-voting:
Basic	$122.93	$127.84	$119.28

Diluted	$122.93	$127.84	$119.28

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the Company’s consolidated financial statements. Comprehensive income is the change in equity during a period from transactions and other events and circumstances from non-owner sources, comprised of net income and other comprehensive income. Comprehensive income consisted of the following for the periods presented:

	For the Years Ended December 31,
	2007	2006	2005
Comprehensive income
Net income	$12,561	$13,063	$12,063
Foreign currency translation (loss) gain	(25)	(293)	315

Total comprehensive income	$12,536	$12,770	$12,378

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations (“SFAS No. 141R”). SFAS No. 141R supercedes SFAS No. 141, Business Combinations, and establishes principles and requirements as to how an acquiring entity in a business combination recognizes and measures the identifiable assets and goodwill acquired, liabilities assumed, any controlling interest or gain from a bargain purchase in its financial statements. SFAS No. 141R requires the acquirer to record contingent consideration at the estimated fair value at the time of purchase and establishes principles for treating subsequent changes in such estimates which could affect earnings in those periods. This statement also calls for additional disclosure to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is to be applied prospectively to business combinations beginning January 4, 2009 (the first day of fiscal 2009). The Company will evaluate the effect SFAS No. 141R will have on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for the Company beginning January 4, 2009 (the first day of fiscal 2009), requiring retroactive presentation and disclosure of existing minority interests. The Company is currently evaluating the effect SFAS No. 160 will have on its consolidated results of operations and financial condition.

In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently evaluating the effect that the adoption of EITF No. 07-3 will have, if any, on our consolidated results of operations and financial condition.

In May 2007, the FASB published FIN 48-1. FIN 48-1 clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FIN 48-1 is effective upon the initial adoption of FIN 48, which is effective for fiscal years beginning after December 15, 2006. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. This interpretation requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. The Company adopted FIN 48 effective January 1, 2007, reviewed its tax positions taken in accordance with FIN 48 and assessed the effect of FIN 48 on the consolidated results of operations and financial condition. The Company assesses its income tax positions and records tax benefits for all years subject to examination based on management’s evaluation of the facts, circumstances and information available as of the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company recognized the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Company’s financial statements. The Company files tax returns in the U.S., the state of Florida and in various foreign jurisdictions. The 2004 tax return is currently under examination by the Internal Revenue Service (“IRS”) and is expected to conclude shortly with no change to the return. Tax years 2006 and 2005 remain open for examination by the IRS. Tax years 2006, 2005 and 2004 remain open for examination by the Florida Department of Revenue. As a result of the implementation of FIN 48, we did not recognize any adjustments, accrued interest expense or penalties for unrecognized income tax benefits as of the adoption date and subsequent to the adoption date through December 31, 2007. The Company does not expect any material changes to the unrecognized tax benefit over the next 12 months.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect to elect the fair value measurement option for any financial assets or liabilities. The adoption of SFAS No. 159 does not have an impact on the Company’s consolidated financial condition.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 does not have a material impact on the Company’s consolidated financial condition, as the Company does not have pension obligations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently evaluating the effect SFAS No. 157 will have on its consolidated results of operations and financial condition.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

Note 2. Business Acquisition

On June 23, 2005, the Company acquired a 100.0% interest in Centel, a distributor of IT products and peripherals located in Mexico. The Company purchased Centel in order to re-establish an in-country presence and gain market share in Mexico, the second largest market of Latin America for a total acquisition price of $19,750, including $14,000 cash, $3,000 in 2,182 shares of newly issued Class B common stock, non-voting and $2,750 in seller notes. In connection with the acquisition, the Company recorded additional expenses of $1,745 related to the purchase agreement and $719 related to additional expenses incurred, included in the purchase price.

The Company acquired $5,440 in identifiable intangible assets, including $3,630 for acquired customer relationships with a 10 year useful life, $1,080 for tradenames with a 3.5 year weighted average useful life and $730 for non-compete agreements with a three year useful life. As of December 31, 2005, the Company included Centel as a wholly-owned consolidated subsidiary in its consolidated financial statements. For the years ended December 31, 2007, 2006 and 2005, the Company recorded amortization expense related to the intangible assets of $827, $984 and $574, respectively.

For the years ended December 31, 2007 and 2006, the Company included Centel’s results of operations in the consolidated statements of operations. The pro forma consolidated results of operations (unaudited) including Centel’s results of operations for the year ended December 31, 2005, are as follows:

Year Ended December 31, 2005
Revenue	$753,293
Income before provision for income taxes	15,582
Net income	$12,506

Net income per weighted average common share of common stock, voting and Class B common stock, non-voting:
Basic	$122.39

Diluted	$122.39

Weighted average common share of common stock, voting and Class B common stock, non-voting used in per share calculation
Basic	102,182

Diluted	102,182

Note 3. Business and Credit Concentrations

The Company principally sells products to a large base of resellers throughout Latin America and to agents in the U.S. for export to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No one customer accounts for more than 2.0% of sales for the years ended December 31, 2007 and 2006. The Company provides trade credit to its customers in the normal course of business. The collection of a substantial portion of the Company’s receivables is susceptible to changes in Latin American economies and political climates. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting the industry. The financial condition of its customers and the related allowance for doubtful accounts is continually reviewed by management.

Prior to extending credit, a customer’s financial history is analyzed and, if appropriate, forms of personal guarantees are obtained. SBA uses credit insurance and makes provisions for estimated credit losses. The insurance contract is with Euler Hermes American Credit Indemnity Company. The current policy expires July 31, 2008. This credit insurance policy covers trade sales to non-affiliated buyers. The policy’s aggregate limit is $20,000 with a total deductible of $500. In addition, 10.0% to 20.0% buyer coinsurance provisions apply, as well as sub-limits in coverage on a per-buyer and on a per-country basis.

In some countries there are risks of continuing periodic devaluations of local currencies. In these countries, no hedging mechanism exists. The Company’s risks in these countries are that such devaluations could cause economic loss and negatively impact future sales since its product costs would increase in local terms after such devaluations.

The Company currently purchases from various suppliers located in the U.S. and the Far East. Sales of products purchased from two vendors each representing 16.7% and 10.1%, 14.8% and 11.3% and 14.8% and 13.1% of the Company’s revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following for the periods presented:

	As of December 31,
	2007	2006
Property and equipment, net
Land	$405	$374
Building and leasehold improvements	7,147	5,517
Office furniture, vehicles and equipment	8,911	7,494
Warehouse equipment	2,487	1,277
Software	4,937	2,833

	23,887	17,495
Less accumulated depreciation	(8,828)	(6,476)

Total property and equipment, net	$15,059	$11,019

Property and equipment, net included approximately $2,909 and $1,569 of capitalized leases at December 31, 2007 and 2006, respectively. There was no interest expense capitalized to property and equipment during the years ended December 31, 2007, 2006 and 2005.

Note 5. Identifiable Intangible Assets, Net and Goodwill

Identifiable Intangible Assets, Net

Identifiable intangible assets, net consisted of the following for the periods presented:

As of December 31, 2007	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships	$3,630	$(938)	$2,692	10.0
Tradenames	1,080	(820)	260	3.5
Non-compete agreements	730	(628)	102	3.0

Sub-total	$5,440	$(2,386)	$3,054
Patents—Uruguay	5	(3)	2

Total	$5,445	$(2,389)	$3,056

As of December 31, 2006	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships	$3,630	$(575)	$3,055	10.0
Tradenames	1,080	(599)	481	3.5
Non-compete agreements	730	(385)	345	3.0

Sub-total	$5,440	$(1,559)	$3,881
Patents—Uruguay	5	(3)	2

Total	$5,445	$(1,562)	$3,883

On June 23, 2005, the Company acquired $5,440 in identifiable intangible assets of Centel, including $3,630 for acquired customer relationships with a 10 year useful life, $1,080 for tradenames with a 3.5 year weighted average useful life and $730 for non-compete agreements with a three year useful life.

Expected future identifiable intangible asset amortization as of December 31, 2007, is as follows:

Fiscal Years
2008	$573
2009	471
2010	408
2011	363
2012	363
Thereafter	878

$3,056

Goodwill

The goodwill balance was $34,257 as of December 31, 2007 and 2006. There were no changes in the carrying amount of goodwill during the years ended December 31, 2007 and 2006.

Note 6. Lines of Credit

Lines of credit consisted of the following for the periods presented:

	As of December 31,
	2007	2006
Lines of credit
SBA – Miami	$20,518	$16,617
TGM S.A. – Uruguay	3,464	628
Intcomex Peru S.A.C	1,179	260
Intcomex de Ecuador, S.A.	700	—
Intcomex Colombia, LTDA	309	76
Intcomex Jamaica Ltd.	175	—
Intcomex S.A. – Chile.	21	72

Total lines of credit	$26,366	$17,653

The Company has lines of credit, short-term overdraft and credit facilities with various financial institutions in the country in which the Company’s individual business resides. Many of our in-country operations also have limited credit facilities. These credit facilities fall into three categories: asset-based financing facilities, letter of credit and performance bond facilities, and unsecured revolving credit facilities and lines of credit. The lines of credit are available sources of short-term liquidity for the Company.

As of December 31, 2007 and 2006, the total amounts available under the credit facilities were $19,495 and $18,624 respectively. As of December 31, 2007 and 2006, the total amounts outstanding under the credit facilities were $26,366 and $17,653, respectively. As of December 31, 2007 and 2006, the outstanding balances of the Miami credit facility were $20,518 and $16,617, respectively. As of December 31, 2007 and 2006, the outstanding balances of the in-country credit facilities were $5,848 and 1,036, respectively. The increase in the outstanding balance as of December 31, 2007, is primarily attributed to the increased borrowing by our subsidiaries to meet increased local working capital requirements, particularly additional borrowings of $2.8 million related to our operations in Uruguay, $0.9 million related to our operations in Peru, and $0.7 million related to our operations in Ecuador.

SBA – Miami

In August 2005, SBA entered into a $25,000 revolving credit facility with Comerica Bank. Borrowings against the facility bear interest at the U.S. prime lending rate less 0.75% (6.50% at December 31, 2007) or Eurodollar rate plus 1.9% and are secured on a first priority basis with all the assets of SBA. Interest is due monthly and the facility has a maturity date of August 25, 2008. Amounts borrowed under the revolver may be repaid and re-borrowed at anytime during the term of the agreement with the bank. Borrowing capacity is established monthly based on certain parameters established by the agreement. Advances under the line of credit are provided based on 85.0% of eligible domestic accounts receivables and 67.5% of eligible foreign accounts receivable plus 60.0% of eligible domestic inventory less any credit facility reserves. The credit facility contains certain financial and non-financial covenants, including but not limited to, maintenance of a minimum level of tangible effective net worth, as defined and annual limitations on capital expenditures.

The Company was in default under its credit agreement with Comerica Bank due to the payments made by SBA to the Company on the intercompany loan that was restricted under the subordination agreement to the credit agreement in September 2006. In November 2006, the Company obtained certain waivers and amendments to the credit agreement and the subordination agreement from Comerica Bank. The amendments allowed for SBA to make these payments to the Company for the remaining $22,608, and required the Company to maintain a minimum level of tangible effective net worth of at least $37,000 (which minimum level declined from the end of the fourth fiscal quarter of 2006 to the end of the fourth fiscal quarter of 2007 to $25,000 and remains at $25,000 thereafter).

In May 2007, SBA received a waiver from Comerica Bank on the covenant default relating to its capital expenditures and entered into an amendment to the revolving credit facility agreement to increase the borrowing base of the facility from $25,000 to $27,500 and to raise the 2007 capital expenditure limit from $1,000 to $2,500.

In August 2007, SBA entered into another amendment to the revolving credit facility agreement to increase the borrowing base of the facility from $27,500 to $30,000 (including $3,400 of letter of credit commitments) and to extend the maturity date to August 25, 2010. In September 2007, SBA entered into another amendment the revolving credit facility agreement to increase the 2007 capital expenditures limit from $2.5 million to $3.0 million.

As of December 31, 2007 and 2006, SBA’s outstanding draws against the revolving credit facility were $14,511 and $10,861, respectively. Based on collateral limitations, as of December 31, 2007 and 2006, the amounts available under the revolving credit facility were $15,489 and $14,138, respectively, and SBA’s outstanding checks issued in excess of bank balances were $6,007 and $5,756, respectively.

As of December 31, 2007, SBA was in default on its senior debt to tangible effective net worth ratio under its credit agreement with Comerica Bank. Under the agreement, SBA is required to maintain a senior debt to tangible effective net worth ratio of not more than 2.5 to 1.0. On March 28, 2008, SBA obtained from Comerica Bank a waiver to the credit agreement of the senior debt to tangible effective net worth ratio as of December 31, 2007. The Company also obtained an amendment to the credit agreement for the definition of the tangible effective net worth and to increase the senior debt to tangible effective net worth ratio of not more than 3.5 to 1.0, effective for the quarters ended March 31, 2008 and June 30, 2008, and not more than 3.0 to 1.0 thereafter. As of December 31, 2007, SBA was in compliance with its other financial covenants.

TGM S.A. –Uruguay

TGM S.A. – Uruguay (“Intcomex Uruguay”) has three lines of credit with local financial institutions totaling $3,549 as of December 31, 2007, and two lines of credit with local financial institutions totaling $900, as of December 31, 2006. The lines are collateralized with a guarantee from Intcomex Holdings, LLC. As of December 31, 2007 and 2006, Intcomex Uruguay had outstanding balances of $3,464 and $628, respectively under these lines of credit. The lines expire on April 30, 2008 and each carries an interest rate of 8.0%.

Intcomex Peru S.A.C.

Intcomex Peru S.A.C. (“Intcomex Peru”) has four lines of credit with two financial institutions totaling $1,480 and $1,030 as of December 31, 2007 and 2006, respectively. The lines are collateralized with a guarantee from Intcomex Holdings, LLC, and carry interest rates ranging from 5.0% and 10.0%. As of December 31, 2007 and 2006, Intcomex Peru had outstanding balances of $1,179 and $260, respectively.

Intcomex de Ecuador, S.A.

Intcomex de Ecuador, S.A. (“Intcomex Ecuador”) has an unsecured revolving line of credit for cash overdrafts with a local financial institution carrying an interest rate of 11.5%. As of December 31, 2007, Intcomex Ecuador had an outstanding balance of $700. As of December 31, 2006, Intcomex Ecuador did not have an outstanding balance under the line of credit.

Intcomex Colombia, LTDA

Intcomex Colombia, LTDA (“Intcomex Colombia”) has an unsecured revolving line of credit for cash overdrafts with a local financial institution carrying an interest rate of 24.0%. As of December 31, 2007 and 2006, Intcomex Colombia had outstanding balances of $309 and $76, respectively.

Intcomex Jamaica Ltd.

Intcomex Jamaica Ltd. (“Intcomex Jamaica”) had outstanding checks issued in excess of bank balances in the amount of $175, as of December 31, 2007. As of December 31, 2006, Intcomex Jamaica did not have an outstanding balance with the bank.

Intcomex S.A. – Chile

Intcomex, S.A. – Chile (“Intcomex Chile”) has an unsecured line of credit with an interest rate of 11.8% with Corpbanca. As of December 31, 2007, the outstanding balance under this line of credit was $21. The line of credit matures on September 30, 2008. Intcomex Chile has an unsecured 30 day revolving line of credit with an interest rate of 4.3% with Banco BBVA. As of December 31, 2006, the outstanding balance under this line of credit was $72. The line of credit matures on September 30, 2008.

Note 7. Long-Term Debt

Long-term debt consisted of the following for the periods presented:

	December 31, 2007	December 31, 2006
Long-term debt, net of current portion
Intcomex, Inc. 11 3/4% Second Priority Senior Secured Notes	$114,481	$119,151
SBA – Miami capital lease	1,378	—
Intcomex Peru collateralized notes	817	353
Intcomex Chile lease contracts	65	150
Other, including various capital leases	483	555

Total long-term debt	117,224	120,209
Current maturities of long-term debt	(5,624)	(5,376)

Total long-term debt, net of current portion	$111,600	$114,833

On August 25, 2005, the Company consummated a high yield debt offering of $120,000 in aggregate principal amount of 11  3/4% Second Priority Senior Secured Notes, due January 15, 2011 (the “11  3/4% Senior Notes”). The 11  3/4% Senior Notes are secured with 100.0% of the common shares of Holdings and SPC-I, 65.0% of the common shares of IXLA, with a second priority lien on the assets of SBA. In August 2005, the Board of Directors declared and approved the payment of a $20,000 dividend to shareholders of record on August 25, 2005, using a portion of the proceeds from our $120.0 million 11  3/4% Senior Notes offering.

On December 14, 2006, the Company completed the exchange of 100.0% of the outstanding principal of the 11  3/4% Senior Notes for SEC registered publicly tradable notes that have substantially identical terms and conditions as the initial Notes. On or after January 15, 2007, the Company was eligible to redeem a portion or all of the 11  3/4% Senior Notes. On August 14, and 15, 2007, the Company repurchased a total of $5,000 of its 11  3/4% Senior Notes in connection with its mandatory sinking fund redemption requirement and subsequently retired the repurchased 11  3/4% Senior Notes. As of December 31, 2007, $114,481 of the 11  3/4% Senior Notes remained outstanding.

On April 30, 2007, SBA entered into a lease agreement with Comerica Bank in the principal amount of $1,505 for the acquisition of the Miami office and warehouse equipment. Interest is due monthly at 1.96% of the total equipment costs and all outstanding amounts are due April 30, 2012. As of December 31, 2007, $1,378 remained outstanding under the lease agreement.

Annual maturities of long-term debt from December 31, 2007 are as follows:

Fiscal Years
2008	$5,624
2009	5,489
2010	1,630
2011	104,481
2012 and thereafter	—

$117,224

The Company’s effective borrowing rate was 15.0%, 13.5% and 18.7% as of December 31, 2007, 2006 and 2005, respectively.

On March 13, 2008, the Company purchased $1.0 million of its 11  3/4% Senior Notes in an arm’s length transaction, at 98.25% of face value plus accrued interest.

Note 8. Income Taxes

Income tax provision for the years ended December 31, 2007, 2006 and 2005 consist of the following:

	2007	2006	2005
Current expense (benefit)
Federal and state	$25	$(129)	$(828)
Foreign	6,850	6,478	4,533

Total current expense	6,875	6,349	3,705

Deferred (benefit) expense
Federal and state	(4,026)	(733)	(512)
Foreign	(1,982)	(722)	(438)

Total deferred benefit	(6,008)	(1,455)	(950)

Total income tax provision	$867	$4,894	$2,755

A reconciliation of the statutory federal income tax rate and effective rate as a percentage of income before provision for income taxes was as follows:

	2007	%	2006	%	2005	%
U.S.	$(10,556)		$(2,438)		$(2,589)
Foreign	23,984		20,395		17,407

Income before provision for income taxes	$13,428		$17,957		$14,818

Tax at statutory rate	$4,565	34%	$6,105	34%	$5,038	34%
State income taxes, net of federal income tax benefit	(602)	(4)%	(137)	(1)%	(138)	(1)%
Effect of tax rates on non-U.S. operations	(3,071)	(23)%	(1,043)	(6)%	(2,233)	(15)%
Change in valuation allowance	(25)	—	(31)	—	88	1%

Effective tax rate	$867	7%	$4,894	27%	$2,755	19%

The Company’s deferred tax asset (liability), net was attributable to the following:

	December 31, 2007	December 31, 2006
Deferred tax assets
Current
Allowance for doubtful accounts	$495	$510
Inventory	774	621
Accrued expense	338	231
Tax goodwill	295	247

Total current	1,902	1,609

Non-current
Tax goodwill	1,111	1,358
Net operating loss	6,657	1,391
Other – prepaid foreign:
Taxes	343	315
Valuation allowance	(569)	(543)

Total non-current	7,542	2,521

	December 31, 2007	December 31, 2006
Total deferred tax assets	$9,444	$4,130

Deferred tax liabilities
Current
Leasehold improvements	$—	$(27)
Inventories	(414)	(415)

Total current	$(414)	$(442)

Non-current:
Fixed assets	(649)	(356)
Amortizable intangibles	(872)	(1,164)
Inventories	(661)	(1,328)

Total non-current	(2,182)	(2,848)

Total deferred tax liabilities	(2,596)	(3,290)

Deferred tax asset (liability), net	$6,848	$840

SBA recorded tax goodwill of approximately $9,800 in July 1998, which is being amortized for tax purposes over 15 years. As of December 31, 2007, the remaining balance of the tax goodwill was $3,609. At December 31, 2004 there was a $600 valuation allowance against such deferred tax asset that was reversed in 2005 as management determined that future projected taxable income will be sufficient to realize the deferred tax asset. SBA established a deferred tax asset of $262 for foreign withholding taxes paid in El Salvador during 2005. Management established a $262 valuation allowance against this asset pending further tax planning efforts to realize its full benefit.

Intcomex Colombia has a $274 deferred tax asset related to a net operating loss (“NOL”) carry forward. Management established a $250 valuation allowance against this deferred tax asset pending Intcomex Colombia’s further growth in taxable income. Colombia allows for an eight-year carry forward on NOLs and expires through 2013.

The Company has U.S. and state of Florida NOLs resulting in a deferred tax asset of $6,657, which expires in 2026. No valuation allowance has been recorded against this NOL, as management believes it will be fully realized.

The undistributed earnings in foreign subsidiaries are permanently invested abroad and will not be repatriated to the U.S. in the foreseeable future. In accordance with Accounting Principles Board Opinion No. 23, Accounting for Income Taxes–Special Areas, because those earnings are considered to be indefinitely reinvested, no U.S. federal or state deferred income taxes have been provided thereon. Upon distribution of those earnings, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries in which we operate. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. foreign income tax liability that would be payable if such earnings were not reinvested indefinitely.

The Company files tax returns in the U.S., the state of Florida and in various foreign jurisdictions. The 2004 tax return is currently under examination by the Internal Revenue Service (“IRS”) and is expected to conclude shortly with no change to the return. Tax years 2006 and 2005 remain open for examination by the IRS. Tax years 2006, 2005 and 2004 remain open for examination by the Florida Department of Revenue.

Note 9. Related Party Transactions

Due from Related Parties

The Company sells IT products to and purchases internet access from IFX Corporation (“IFX”), a Latin American telecommunications service provider that provides internet access services to our Miami operations and our in-country operations in Chile, Colombia, Guatemala and Panama. The chairman of IFX is both a major stockholder and officer of the Company. During the years ended December 31, 2007, 2006 and 2005, the Company paid $0.5 million, $0.4 million and $0.2 million, respectively, to IFX for their services. During the years ended December 31, 2007, 2006 and 2005, the Company sold $0.2 million, $0.1 million and $0.1 million, respectively, of IT products to IFX. The outstanding receivable balance from IFX as of December 31, 2007 and 2006 was $1.0 million and $1.2 million, respectively and is recorded in Due from related parties in the accompanying consolidated balance sheets. The trade receivables of IFX are guaranteed by a former shareholder of our Company. We believe that all transactions with IFX have been made on terms that are not less favorable to us than those available in a comparable arm’s length transaction and in the ordinary course of business.

Leases

The Company leases warehouse and office space in Mexico City, Mexico from two shareholders for approximately $23 per month. The lease has a 78-month term expiring January 1, 2011, and has an increase provision based upon the Indice Nacional de Precios al Consumidor, or INPC, the official inflation rate in Mexico. The Company has an option to purchase the building for $2,750, which expires on June 1, 2008.

Note 10. Stock-Based Compensation

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

On February 27, 2007, stock options to acquire an aggregate of 1,540 shares of Class B common stock, non-voting were granted under 2007 Founders’ Grant Stock Option Plan (the “Plan”) to certain management employees and independent, non-employee directors. The options were granted at an exercise price of $1,077 per share, which was equal to the fair value of our common stock on the date of grant. The weighted-average grant date fair value of options granted during the year ended December 31, 2007, was $565.71. The shares vest ratably over three year vesting period of one-third per year and expire 10 years from the date of grant. The options were not dilutive during the year ended December 31, 2007. There were no stock options granted during the year ended December 31, 2006. There were no options exercised or vested during the years ended December 31, 2007 and 2006.

A summary of the option activity under the Plan as of December 31, 2007, and changes during the period ended December 31, 2007, consisted of the following:

	Shares	Weighted-Average Exercise Price per Share	Number of Shares Exercisable
Outstanding stock options
Outstanding at January 1, 2007	—	—	—
Granted	1,540	$1,077	—
Exercised	—	—	—
Forfeited or expired	—	—	—

Total outstanding at December 31, 2007	1,540	$1,077	—

Exercisable stock options
Exercisable at January 1, 2007	—	$1,077	—

Total exercisable at December 31, 2007	—	$1,077	—

The fair value for the options was determined using the Black-Scholes option pricing model as of the measurement date, April 23, 2007, the date the Company received unanimous approval from shareholders for the Plan. The Black-Scholes option pricing model, a permitted valuation approach under SFAS No. 123R, was developed for use in estimating the fair value of traded options. This model requires the input of subjective assumptions, including expected price volatility and term. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options. Projected data related to the expected volatility and expected life of stock options is typically based upon historical and other information. The fair value of the options was estimated at the date of grant using the following assumptions:

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

Total compensation costs related to stock-based compensation charged against income during the year ended December 31, 2007 was $199. There were no compensation costs related to stock-based compensation charged against income during the years ended December 31, 2006 and 2005. The compensation costs are recorded in salaries, wages and benefits in the consolidated statements of operations as part of selling, general and administrative expenses. As of December 31, 2007, there was $672 of total unrecognized compensation cost related to unvested stock-based compensation arrangements, which is expected to be recognized over a weighted average period of approximately 3.0 years.

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

Note 11. Commitments and Contingencies

Litigation

In the normal course of business, the Company is subject to litigation. In the opinion of management, the ultimate resolution of these litigations will not have a material adverse impact on the consolidated financial statements.

Tax Settlement

In 2007, we incurred a net pre-tax charge of $3.8 million, including legal and accounting fees, in operating expenses ($2.7 million after tax), as a result of settlements with Uruguayan regulatory authorities. On June 29, 2007, our Uruguayan subsidiary, T.G.M., S.A., reached a settlement agreement with the Uruguayan tax agency Dirección General Impositiva (“DGI”) following a tax audit for the period 2001 through 2005. During this tax audit, questions were raised by the DGI about the alleged failure of two local suppliers operating through several legal entities to pay value added taxes and other taxes in connection with the sale of certain IT products to our Uruguayan subsidiary. Our Uruguayan subsidiary cooperated fully with the audit and, based on an internal investigation, we believe our Uruguayan subsidiary has at all times complied with its tax payment obligations and properly recorded, reported and paid all taxes. At the same time, due to the possibility of significant potential fines and related legal expenses, our Uruguayan subsidiary approached the DGI seeking a resolution, and after negotiation, agreed to pay UYP 53.0 million or approximately $2.2 million, and forfeit $0.5 million in previously recognized tax credits in connection with the settlement agreement. Our Uruguayan subsidiary was also engaged in a parallel negotiation process with the Uruguayan customs authorities relating to the same time periods and facts, and entered into a similar settlement agreement with the customs authorities providing for the payment of UYP 26.2 million, or approximately $1.1 million. In connection with this payment, we received a credit from the customs authorities of approximately $0.3 million.

We believe that payment of the settlement amounts was the best course of action for both our Uruguayan subsidiary and us, in particular because Uruguayan tax law may, in certain cases, impose a joint and several financial liability on us for acts committed by third parties, such as the two suppliers described above that result in the loss of tax revenue. In addition, the settlement payments avoid the risk connected with, and the commitment of potentially significant financial and managerial resources to, potential regulatory claims.

Anthony Shalom and Michael Shalom and the other individuals (the “Pledging Noteholders”) (all of whom are affiliated with but not including Anthony Shalom and Michael Shalom) who sold shares to CVC International, our principal shareholder, in connection with the acquisition of control in our Company in 2004, entered into an indemnity agreement dated as of June 29, 2007 (the “Indemnity Agreement”). The Indemnity Agreement provided for the payment of approximately $3.0 million by Anthony Shalom and Michael Shalom to the Company by August 14, 2007, in order to indemnify CVC International for the outflow of funds related to that portion of the settlement payments and certain expenses corresponding to the tax audit period from 2002 through August 31, 2004 (i.e., the closing date under the stock purchase agreement) and certain related legal, accounting and other expenses, as required by the stock purchase agreement dated as of August 27, 2004. To secure the payment obligation, the indemnity agreement required Anthony Shalom and Michael Shalom to arrange for a pledge of the 11  3/4% Senior Notes owned by the Pledging Noteholders in the same principal amount as the indemnity payment. The pledge was executed as of June 29, 2007, in the same principal amount as the indemnity payment made prior to August 14, 2007.

As a result of a privately negotiated arm’s length transaction arranged by Anthony Shalom and Michael Shalom on August 15, 2007, the Company repurchased $2.2 million of the 11  3/4% Senior Notes held by the Pledging Noteholders at the same market price as $2.8 million of the 11  3/4% Senior Notes we purchased in the open market at the end of business on the prior day. We delivered all $5.0 million aggregate principal amount of the 11  3/ 4% Senior Notes purchased on such dates to the trustee, under the indenture governing the 11  3/4% Senior Notes, for cancellation in satisfaction of our mandatory sinking fund redemption that we were required to make by August 15, 2007 under the indenture.

Leases

The Company leases office, warehouse facilities, and warehouse equipment under non-cancelable operating leases, including a 10-year lease for 221,021 square feet of office and warehouse space in Miami, Florida. The commencement date of the lease was May 1, 2007, with a base rent expense of $146 and an annual 3.0% escalation clause.

Rental expense was $4,089, $3,337 and $2,837, for the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum lease payments from December 31, 2007 are as follows:

Fiscal Years
2008	$4,287
2009	4,146
2010	3,706
2011	3,255
2012 and thereafter	13,313

$28,707

Note 12. Additional Paid in Capital

On June 29, 2007, the Company recorded $3,029 of additional paid in capital and a related party receivable to record the indemnifying shareholders obligation to CVC International as required by the stock purchase agreement, for the outflow of funds in connection with the settlement reached with the Uruguayan tax agency. The payments were received in the third quarter of 2007. For a detailed discussion of the tax settlement, see Note 11 to these notes to consolidated financial statements and Part II—Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Uruguay Tax Audit.”

In February 2007, the Board of Directors of our Company authorized a one-time issuance of options to acquire an aggregate of 1,540 shares of Class B common stock, non-voting under the Plan to certain of the Company’s management employees and independent, non-employee directors. The shares vest ratably over a three year vesting period of one-third per year and expire 10 years from the date of grant. Total compensation costs related to stock-based compensation charged against income with an offsetting increase to additional paid in capital during the year ended December 31, 2007 was $199. There were no compensation costs related to stock-based compensation during the years ended December 31, 2006 and 2005.

In November 2007, our Board of Directors authorized the issuance at the time of an initial public offering of $50,000 of common stock with a three year vesting period of one-third per year at the initial public offering price, to each of our board members Mr. Madden and Ms. Miltner. There were no compensation costs recorded related to the authorization of the issuance of the restricted shares during the year ended December 31, 2007.

Note 13. Segment Information

The Company operates in a single industry segment, that being a distributor of IT products. The Company’s operating segments are based on geographic location. Geographic areas in which the Company operated during the years ended December 31, 2007, 2006 and 2005, include sales generated from and invoiced by the Miami, Florida operations (the “Miami operations”) and sales generated from and invoiced by all of the Latin American subsidiary operations (the “In-country operations”). All in-country operations have been aggregated as one segment due to similar products and economic characteristics. The Company sells one type of product line, IT products. The Company is a distributor of IT products and does not provide any separately billable services. It is impracticable for the Company to report the revenues from external customers for the group of similar products within the product line because the general ledger used to prepare the Company’s financial statements does not track sales by product.

Inter-segment revenue primarily represents intercompany revenue between the Miami operations and the in-country operations at established prices between the related companies and are eliminated in consolidation.

The measure for the Company’s segment profit is operating income. Financial information by geographic operating segment is as follows:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Statement of Operations Data:
Revenue
Miami operations
Revenue to unaffiliated customers(1)	$289,057	$266,790	$246,573
Intersegment	288,208	267,125	220,583

Total Miami operations revenue	577,265	533,915	467,156
In-country operations revenue	749,311	622,989	469,867
Eliminations of intersegment revenue	(288,208)	(267,125)	(220,583)

Total revenue	$1,038,368	$889,779	$716,440
Operating income
Miami operations	$6,490	$13,030	$13,706
In-country operations	21,278	21,547	16,654

Total operating income	$27,768	$34,577	$30,360

	As of December 31,
	2007	2006
	(Dollars in thousands)
Balance Sheet Data:
Assets Miami operations	$185,623	$142,068
In-country operations	177,385	150,507

Total assets	$363,008	$292,575
Property & equipment
Miami operations	$6,686	$3,348
In-country operations	8,373	7,671

Total property & equipment	$15,059	$11,019
Goodwill
Miami operations	$21,253	$21,253
In-country operations	13,004	13,004

Total goodwill	$34,257	$34,257

(1)	For purposes of geographic disclosure, revenue is attributable to the country in which the Company’s individual business resides.

Note 14. Guarantor Condensed Consolidating Financial Statements

Pursuant to Rule 3-10(f) of Regulation S-X under the rules promulgated under the Securities Act, the Parent company has prepared condensed consolidating financial information as of December 31, 2007 and 2006, respectively, for the parent company, the subsidiaries that are guarantors of the Company’s obligations under the $120.0 million 11  3/4% Senior Notes on a combined basis and the non-guaranteeing subsidiaries on a combined basis.

All guarantor subsidiaries are 100.0% owned subsidiaries of the Company and all guarantees are full and unconditional.

As a guarantor of the 11  3/4% Senior Notes, SBA has certain limitations on paying dividends to the Parent company under its $30,000 credit facility with Comerica Bank. SBA must maintain a senior debt to tangible effective net worth ratio of not more than 2.5 to 1.0 and tangible effective net worth, (as defined and amended on November 2, 2006) of at least $37,000 (which minimum level declined from the end of the fourth fiscal quarter of 2006 to the end of the fourth fiscal quarter of 2007 to $25,000 and remains at $25,000 thereafter).

The indenture governing the 11  3/4% Senior Notes and the security documents provide that, in the event that Rule 3-16 of Regulation S-X under the rules promulgated under the Securities Act, or any successor regulation, requires the filing of separate financial statements of any of the Company’s subsidiaries with the SEC, the capital stock pledged as collateral securing the 11  3/4% Senior Notes, the portion or, if necessary, all of such capital stock necessary to eliminate such filing requirement, will automatically be deemed released and not have been part of the collateral securing the 11  3/4% Senior Notes.

The Rule 3-16 requirement to file separate financial statements of a subsidiary is triggered if the aggregate principal amount, par value, or book value of the capital stock of the subsidiary, as carried by the registrant, or the market value of such capital stock, whichever is greatest, equals 20% or more of the principal amount of the notes. These values are calculated by using a discounted cash flow model that combines the unlevered free cash flows from our annual five-year business plan plus a terminal value based upon the final year earnings before interest, taxes, depreciation and amortization, or EBITDA of that business plan which is then multiplied by a multiple based upon comparable companies’ implied multiples, validated by third-party experts, to arrive at an enterprise value. Existing debt, net of cash on hand, is then subtracted to arrive at the estimated market value.

Supplemental financial information for Intcomex, Inc., our combined Subsidiary Guarantors and Non-Guarantor Subsidiaries and our combined is presented below.

CONDENSED CONSOLIDATING BALANCE SHEETS

(Dollars in thousands)

As of December 31, 2007

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Current assets
Cash and equivalents	$—	$81	$29,318	$—	$29,399
Trade accounts receivable, net	—	111,544	87,328	(82,128)	116,744
Inventories	—	37,842	80,356	(1,237)	116,961
Other	42,519	5,589	26,258	(42,239)	32,127

Total current assets	42,519	155,056	223,260	(125,604)	295,231
Long-term assets
Property and equipment, net	2,504	4,182	8,373	—	15,059
Investments in subsidiaries	121,374	169,018	—	(290,392)	—
Goodwill	—	21,253	13,004	—	34,257
Other	10,665	946	6,885	(35)	18,461

Total long-term assets	134,543	195,399	28,262	(290,427)	67,777

Total assets	$177,062	$350,455	$251,522	$(416,031)	$363,008

Liabilities and shareholders’ equity
Current liabilities	$13,390	$166,007	$138,571	$(124,366)	$193,602
Long-term debt, net of current maturities	109,436	1,448	716	—	111,600
Deferred tax liabilities	135	364	1,683	—	2,182
Other long-term liabilities	—	1,035	488	—	1,523

Total liabilities	122,961	168,854	141,458	(124,366)	308,907
Total shareholders’ equity	54,101	181,601	110,064	(291,665)	54,101

Total liabilities and shareholders’ equity	$177,062	$350,455	$251,522	$(416,031)	$363,008

As of December 31, 2006

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Current assets
Cash and equivalents	$2	$131	$20,441	$—	$20,574
Trade accounts receivable, net	—	73,494	61,586	(45,790)	89,290
Inventories	—	29,223	66,348	(1,161)	94,410
Other	62,593	27,756	28,247	(88,512)	30,084

Total current assets	62,595	130,604	176,622	(135,463)	234,358
Property and equipment, net	1,139	2,209	7,671	—	11,019
Long-term assets
Investments in subsidiaries	94,665	130,852	—	(225,517)	—
Goodwill	—	21,253	13,004	—	34,257
Other	6,039	1,158	5,743	1	12,941

Total long-term assets	100,704	153,263	18,747	(225,516)	47,198

Total assets	$164,438	$286,076	$203,040	$(360,979)	$292,575

Liabilities and shareholders’ equity
Current liabilities	11,931	149,680	108,642	(134,117)	136,136
Long-term debt, net of current maturities	114,151	359	323	—	114,833
Deferred tax liabilities	19	221	2,608	—	2,848
Other long-term liabilities	—	—	421	—	421

Total liabilities	126,101	150,260	111,994	(134,117)	254,238
Total shareholders’ equity	38,337	135,816	91,046	(226,862)	38,337

Total liabilities and shareholders’ equity	$164,438	$286,076	$203,040	$(360,979)	$292,575

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Dollars in thousands)

For the Year Ended December 31, 2007

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Revenue	$—	$577,265	$749,311	$(288,208)	$1,038,368
Cost of revenue	—	544,531	681,036	(288,281)	937,286

Gross profit	—	32,734	68,275	73	101,082
Operating expenses	7,064	19,253	46,997	—	73,314

Operating (loss) income	(7,064)	13,481	21,278	73	27,768
Other expense (income)
Interest expense, net	15,687	1,261	85	—	17,033
Other, net	(26,735)	(26,637)	(2,718)	53,397	(2,693)

Total other (income) expenses	(11,048)	(25,376)	(2,633)	53,397	14,340
Income (loss) before provision for income taxes	3,984	38,857	23,911	(52,324)	13,428
(Benefit) provision for income taxes	(8,577)	4,576	4,868	—	867

Net income (loss)	$12,561	$34,281	$19,043	$(53,324)	$12,561

For the Year Ended December 31, 2006

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Revenue	$—	$533,915	$622,989	$(267,125)	$889,779
Cost of revenue	—	501,393	562,990	(266,718)	797,665

Gross profit	—	32,522	59,999	(407)	92,114
Operating expenses	2,702	16,790	38,045	—	57,537

Operating (loss) income	(2,702)	15,732	21,954	(407)	34,577
Other expense (income)
Interest expense, net	15,364	117	(124)	—	15,357
Other, net	(24,355)	(24,774)	1,276	49,116	1,263

Total other (income) expense	(8,991)	(24,657)	1,152	49,116	16,620
Income (loss) before provision for income taxes	6,289	40,389	20,802	(49,523)	17,957
(Benefit) provision for income taxes	(6,774)	5,943	5,725	—	4,894

Net income (loss)	$13,063	$34,446	$15,077	$(49,523)	$13,063

For the Year Ended December 31, 2005

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Revenue	$—	$466,769	$470,254	$(220,583)	$716,440
Cost of revenue	—	438,069	425,102	(220,434)	642,737

Gross profit	—	28,700	45,152	(149)	73,703
Operating expenses	2	15,569	27,772	—	43,343

Operating (loss) income	(2)	13,131	17,380	(149)	30,360
Other expense (income)
Interest expense, net	9,649	6,645	55	—	16,349
Other, net	(17,902)	22	(850)	17,923	(807)

Total other (income) expense	(8,253)	6,667	(795)	17,923	15,542
Income (loss) before provision for income taxes	8,251	6,464	18,175	(18,072)	14,818
(Benefit) provision for income taxes	(3,812)	2,300	4,267	—	2,755

Net income (loss)	$12,063	$4,164	$13,908	$(18,072)	$12,063

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the Year Ended December 31, 2007

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Cash flows from operating activities	$3,686	$(2,430)	$5,278	$—	$6,534

Cash flows from investing activities
Purchases of property and equipment, net	(1,806)	(2,751)	(2,200)	—	(6,757)
Other	—	—	556	—	556

Cash used in investing activities	(1,806)	(2,751)	(1,644)	—	(6,201)

Cash flows from financing activities
Borrowings (payments) under lines of credit, net	—	3,901	4,812		8,713
Borrowings under long-term debt	165	1,505	749	—	2,419
Payments of long-term debt	(5,076)	(275)	(293)	—	(5,644)
Other	3,029	—	—	—	3,029

Cash flows from financing activities	(1,882)	5,131	5,268	—	8,517

Effects of exchange rate changes on cash	—	—	(25)	—	(25)

Net (decrease) increase in cash and cash equivalents	(2)	(50)	8,877	—	8,825
Cash and cash equivalents, beginning of period	2	131	20,441	—	20,574

Cash and cash equivalents, end of period	$—	$81	$29,318	$—	$29,399

For the Year Ended December 31, 2006

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Cash flows from operating activities	$1,083	$(15,782)	$14,807	$—	$108

Cash flows from investing activities
Purchases of property and equipment, net	(1,115)	(1,006)	(2,703)	—	(4,824)
Other	—	16	(39)	—	(23)

Cash used in investing activities	(1,115)	(990)	(2,742)	—	(4,847)

Cash flows from financing activities
Borrowings (payments) under lines of credit, net	—	16,618	(4,378)	—	12,240
Borrowings under long-term debt	—	196	175	—	371

Cash flows from financing activities	—	16,814	(4,203)	—	12,611

Effects of exchange rate changes on cash	—	—	(293)	—	(293)

Net (decrease) increase in cash and cash equivalents	(32)	42	7,569	—	7,579
Cash and cash equivalents, beginning of period	34	89	12,872	—	12,995

Cash and cash equivalents, end of period	$2	$131	$20,441	—	$20,574

For the Year Ended December 31, 2005

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Cash flows from operating activities	$(75,407)	$58,252	$6,421	$—	$(10,734)

Cash flows from investing activities
Purchases of property and equipment, net	—	(1,488)	(1,386)	—	(2,874)
Other	—	(11,839)	163	—	(11,676)

Cash used in investing activities	—	(13,327)	(1,223)	—	(14,550)

Cash flows from financing activities
Borrowings (payments) under lines of credit, net	—	(5,820)	1,462	—	(4,358)
Issuance of Senior Notes	108,962	15,000	—	—	123,962
Payments of long-term debt	(10,094)	(54,273)	(1,278)	—	(65,645)
Debt issuance costs	(3,427)	—	—	—	(3,427)
Distributions to shareholders	(20,000)	—	—	—	(20,000)

Cash flows from financing activities	75,441	(45,093)	184	—	30,532

Effects of exchange rate changes on cash	—	—	315	—	315

Net increase (decrease) in cash and cash equivalents	34	(168)	5,697	—	5,563
Cash and cash equivalents, beginning of period	—	257	7,175	—	7,432

Cash and cash equivalents, end of period	$34	$89	$12,872	$—	$12,995

15. Quarterly Financial Data (Unaudited)

A summary of the quarterly financial information for the years ended December 31, 2007 and 2006 consisted of the following:

	For the Three Months Ended (Dollars in thousands, except per share data)
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenue	$243,777	$254,370	$267,975	$272,246
Gross profit	24,735	25,367	26,705	24,275
Operating income	9,280	3,891	9,304	5,293
Income before provision for income taxes	4,810	1,140	4,792	2,686
Net income	$3,480	$573	$4,230	$4,278
Net income per weighted average share of common stock, voting and Class B common stock, non-voting:
Basic	$34.06	$5.61	$41.40	$41.86
Diluted	$34.06	$5.61	$41.40	$41.86

	For the Three Months Ended (Dollars in thousands, except per share data)
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenue	$213,568	$213,731	$227,327	$235,173
Gross profit	22,919	21,199	23,649	24,347
Operating income	9,269	7,531	8,653	9,124
Income before provision for income taxes	4,666	2,000	5,569	5,722
Net income	$3,216	$1,281	$4,279	$4,287
Net income per weighted average share of common stock, voting and Class B common stock, non-voting:
Basic	$31.47	$12.54	$41.88	$41.95
Diluted	$31.47	$12.54	$41.88	$41.95

Item 9.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in our independent accountants or disagreements with such accountants on accounting principles or practices or financial statement disclosures.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) of the rules promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply judgment in evaluating the cost-benefit relationship of those disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2007, because of a material weakness in the controls surrounding inventory in transit.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007 as a result of a material weakness in internal controls over inventory in transit. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2007, the Company has determined that the Company had one internal control deficiency that constituted a material weakness as defined by Rule 1-02(a)(4) of Regulation S-X. In December 2007, management identified a material weakness in the controls surrounding the Company’s inventory in transit. The failed controls related to our inventory in transit include the following: (1) a failure to train, educate and communicate changes in vendor terms and conditions to our purchasing and accounting personnel; and (2) a failure to validate the accuracy of the IT program used to capture the inventory in transit information from the Company’s ERP system. This material weakness resulted in a material adjustment in December 2007, of $11.8 million to increase the Company’s inventory and accounts payable. Management believes it has taken corrective actions to remedy the failed controls and effectively capture the inventory in transit information and believes that inventory is properly stated as of December 31, 2007.

The Company did not design and maintain effective controls over the accounting for inventory in transit for our Miami operations. Specifically, the controls over the shipping terms and IT related reports were not designed and operating effectively to ensure the completeness and accuracy of inventory in transit as of December 31, 2007. There is a reasonable possibility that due to this control deficiency a material misstatement of our consolidated financial statements related to inventory in transit will not be prevented or detected on a timely basis.

Notwithstanding the material weaknesses described above, our management has concluded that the Company’s consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles in the U.S. for each of the periods presented herein.

Remediation Efforts on the Internal Controls Surrounding Management’s Review of Significant Non-Routine Transactions and Review of Significant Estimates and Reserves. The following remedial actions have been undertaken to address the material weakness in the controls around inventory in transit operations and transactions: (1) corrected the IT program to capture correctly inventory in transit information; (2) validated the accuracy of the IT program used to capture the inventory in transit information from the Company’s ERP system by physically inspecting vendor invoices; and (3) established a communications procedure and will implement an enhanced training program to communicate to the purchasing and accounting personnel the impact a change in vendor terms and conditions could potentially have on the Company’s financial statements.

The actions the Company has taken to remediate this material weakness are subject to continued management review, supported by testing, as well as oversight by the Company’s audit committee and Board of Directors.

Our management, including the Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Evaluation of control effectiveness to future periods is subject to risk. For information related to the risks associated with the Company’s internal and disclosure controls, see Part I—Item 1A. Risk Factors. “Our management and financial reporting systems, internal and disclosure controls and finance and accounting personnel may not be sufficient to meet our management and reporting needs.”

This Annual Report does not include an attestation report of BDO Seidman, LLP (“BDO”), our independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by BDO pursuant to temporary rules of the SEC that permits us to provide only management’s report in the Annual Report.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the annual period ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers as of March 28, 2008.

Name	Age	Position
Anthony Shalom	58	Chief Executive Officer, Director
Michael Shalom	37	President, Director
Enrique Bascur	51	Director
Adolfo Henriques	54	Director
Thomas A. Madden	54	Director
Carol Miltner	65	Director
Juan Pablo Pallordet	34	Director
Andres Small	28	Director
Russell A. Olson	49	Chief Financial Officer, Treasurer and Secretary

Anthony Shalom has been Chief Executive Officer and a director of our Company since 2004. Prior to the investment by CVC International in our Company, Mr. Shalom was President of Intcomex Holdings, LLC (effectively our predecessor company), serving in that capacity since the founding of our Company in 1988 to 2002. Mr. Shalom is the father of Michael Shalom, President and director of our Company.

Michael Shalom has been President and a director of our Company since 2004. Mr. Shalom was President of Intcomex Holdings, LLC, serving in that capacity from 2002 to present. Mr. Shalom served as CEO of IFX Corporation, a Latin American telecommunications service provider, from 1999 to 2004 and as Chairman of IFX Corporation from 1999 to present. Mr. Shalom is the son of Anthony Shalom.

Enrique Bascur has been a director of our Company since 2005. Mr. Bascur is currently a Managing Director at CVC International, where he has worked since 1999 specializing in investments in Latin America. Prior to 1999, Mr. Bascur managed the local equity investment unit as the Corporate Finance Head at Citigroup’s office in Santiago, Chile. Mr. Bascur serves on the boards of Sociedad Minera Sal de America S.A., a Chilean company with interests in the mining sector, Juegos Electrónicas S.A., a Chilean company in the entertainment business, Sundance Investment LLC and Block 67 LLC, a subsidiary of Sundance Investment LLC, an oil and gas company in Peru, Avantel S.A., a wireless telecommunications company in Colombia, and Citigroup International Finance Corporation, a wholly-owned subsidiary of Citigroup, Inc. Mr. Bascur holds a degree in Civil Engineering from Universidad Católica de Chile and an M.B.A. degree from the Wharton School of the University of Pennsylvania.

Adolfo Henriques was elected a director of our Company in February 2008. From 2005 to 2007, Mr. Henriques was Chairman, President and CEO of Florida East Coast Industries, a commercial real estate firm and regional freight railroad company, prior to its acquisition in 2007. Prior to 2005, Mr. Henriques held several senior positions in the banking industry, most recently serving as CEO of the South Region for Regions Bank from 1998 to 2005. Mr. Henriques is currently a member of the board of directors of Boston Private Financial Holdings, Inc. Mr. Henriques holds a B.A. in Business from St. Leo College and a Master’s Degree in Accounting from Florida International University.

Thomas A. Madden has been a director of our Company since December 2006. From 2001 until his retirement in 2005, Mr. Madden served as the Executive Vice President and Chief Financial Officer of Ingram Micro. From 1997 to 2001, Mr. Madden was the Senior Vice President and Chief Financial Officer of Arvinmeritor, Inc. Mr. Madden currently serves on the boards of Mindspeed Technologies, Inc., a company designing, developing and selling semiconductor networking solutions for communications applications, Champion Enterprises, Inc., a company building manufactured and modular homes, Freight Car America, Inc., manufacturer of railroad freight cars, and the City of Hope Cancer Institute. Mr. Madden holds a B.S. degree in Accounting from Indiana University of Pennsylvania and an M.B.A. degree from the University of Pittsburgh.

Carol Miltner has been a director of our Company since December 2006. Ms. Miltner has been the Chief Executive Officer of Positive Impact, Inc. from 2002 to present. From 2000 to 2002, Ms. Miltner was the Chief Executive Officer of the Global Technology Distribution Council. Ms. Miltner currently serves on the boards of SRS Laboratories, Inc. and Qlogic Corporation, a networking solutions company.

Juan Pablo Pallordet has been a director of our Company since 2004. Mr. Pallordet is currently a Vice President of CVC International, where he has worked since 1999, specializing in private equity investments and divestments related to oil and gas, food and beverage, technology and media assets. Mr. Pallordet is currently a board member of Sundance Investment, LLC, an oil and gas company in Peru, and Avantel, S.A., a wireless telecommunications company in Colombia. Mr. Pallordet holds an advanced degree in Industrial Engineering from the Universidad de Buenos Aires.

Andres Small has been a director of our Company since July 2007. Mr. Small is currently a private equity transactor focusing on emerging markets at CVC International, where he has worked since January 2005. Prior to joining CVC International, Mr. Small was as an investment banking analyst at J.P. Morgan Chase’s Latin American Mergers & Acquisitions Advisory Group, completing several transactions in the consumer, construction, financial, paper & packaging and telecommunications industries. Mr. Small is currently a board member of Permolex International, L.P., a company producing bio-fuel products, and Sindicatum Carbon Capital Holdings Limited, a London-based company developing green house gas abatement projects. Mr. Small holds a B.A. degree in Economics and International Relations with honors from Stanford University.

Russell A. Olson has been Chief Financial Officer and Treasurer of our Company since March 2005. Mr. Olson also serves as Secretary. Prior to joining our Company, Mr. Olson served as Chief Financial Officer of ATX Technologies, Inc. in Irving, Texas in 2004. From 1985 to 2004, Mr. Olson served in a variety of capacities for Verizon Communications Inc. including business analysis, strategic planning and budgets, treasury, internal audit and financial planning. From 2002 to 2004, Mr. Olson served as Executive Vice President of Finance and Chief Financial Officer for Grupo Iusacell, S.A. de C.V., a Mexican wireless subsidiary of Verizon. Mr. Olson holds a Master’s Degree in Finance from Fairfield University and a B.S. in Business Administration from the University of Arizona.

Code of Business Conduct and Ethics

The Company maintains a Code of Business Conduct and Ethics applicable to all directors, officers and employees, including financial officers. The Code of Business Conduct and Ethics is available without charge through the “Investor Relations, Governance Library” section of the Company’s website www.intcomex.com, by writing to the attention of: Investor Relations, c/o Intcomex, Inc., 3505 NW 107th Avenue, Miami, Florida 33178, or by emailing to ir@intcomex.com. Any waivers of the provisions of this Code of Ethics and Business Conduct for directors or executive officers may be granted only in exceptional circumstances by the Company’s Board of Directors, or an authorized committee thereof, and will be promptly disclosed to the Company’s shareholders.

Corporate Governance

Board of Directors

Board Size, Composition and Independence

Our Board of Directors currently consists of eight members. Our amended and restated certificate of incorporation and by-laws provide that the size of our Board of Directors will be determined by a resolution of a majority of the Board of Directors. Directors are elected for a one-year term or until their successors are duly elected and qualified. Executive officers serve at the discretion of the Board of Directors.

We currently are party to a shareholders agreement pursuant to which, prior to an initial public offering and so long as Messrs. Anthony Shalom and Michael Shalom control securities in the aggregate representing not less than 25% of our voting power, five of our directors are to be nominated by CVC International, two of our directors are to be nominated by Messrs. Anthony Shalom and Michael Shalom and two of our directors are to be independent. CVC International is entitled to remove the independent directors at any time and replace them with other individuals who would be independent directors pursuant to the terms of the shareholder agreement.

Committees of the Board

Our standing board committees consist of an audit committee, a nominating and corporate governance committee and a compensation committee.

Audit Committee. Our audit committee consists of Mr. Madden (Chairperson), Ms. Miltner and Messrs. Pallordet and Michael Shalom. Mr. Madden and Ms. Miltner satisfy the audit committee members independence requirements of the Nasdaq Global Market (“Nasdaq”), the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and the SEC rules and regulations. Our Board of Directors has determined that Mr. Madden qualifies as an “audit committee financial expert” under the SEC rules and regulations. The rules of the Nasdaq (the “Nasdaq Rules”) and Rule 10A-3 of the rules promulgated under the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Mr. Pallordet is not an “independent” audit committee member under the Nasdaq independence standards for audit committee members and Rule 10A-3 of the rules promulgated under the Exchange Act because of his affiliation with CVC International, our principal stockholder. Mr. Michael Shalom is not an “independent” audit committee member under the Nasdaq independence standards for audit committee members because he is the President of the Company.

The audit committee assists the board in monitoring the integrity of our financial statements, our independent auditors’ qualifications and independence, the performance of our internal audit function and independent auditors, and our compliance with legal and regulatory requirements. The audit committee has direct responsibility for the appointment, compensation, retention (including termination) and oversight of our independent auditors and our independent auditors report directly to the audit committee.

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee consists of Ms. Miltner (Chairperson), Messrs. Pallordet and Madden. Ms. Miltner and Messrs. Pallordet and Madden satisfy the Nasdaq independence standards. The nominating and corporate governance committee will identify qualified individuals to become members of the Board of Directors, determine the composition of the Board of Directors and its committees and develop and recommend to the Board of Directors sound corporate governance policies and procedures.

Compensation Committee. On January 25, 2007, the Company formed its compensation committee. The compensation committee consists of Mr. Henriques (Chairperson), Ms. Miltner and Messrs. Madden, Pallordet and Anthony Shalom. Ms. Miltner and Messrs. Henriques, Madden and Pallordet satisfy the independence requirements of the Nasdaq and qualify as the outside directors within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended, (“Section 162(m)” of the “Internal Revenue Code”) and non-employee directors within the meaning of Rule 16b-3 of the rules promulgated under the Exchange Act. Mr. Anthony Shalom is not an “independent” compensation committee member under the Nasdaq independence standards for compensation committee members because he is the Chief Executive Officer of the Company.

The primary duty of the compensation committee is to discharge the responsibilities of the Board of Directors relating to compensation practices for our executive officers and other key employees, as the committee may determine, to ensure that management’s interests are aligned with the interests of our equity holders. The compensation committee also evaluates, establishes and presents to the Board of Directors for ratification our employee benefits plans, compensation and equity-based plans and compensation of directors. The compensation committee considers, establishes and presents to the Board of Directors for ratification, the compensation and benefits of the chief executive officer and the other executive officers.

Director Compensation

In 2007, we adopted a basic board membership compensation plan for board members eligible to receive director compensation. Eligible board members are independent, non-employee members of the Board of Directors. The board membership plan is comprised of a quarterly cash retainer of $12,000 per eligible board member and a quarterly cash retainer of $3,000 per committee chair. In addition, eligible board members have been granted 160 stock options under the 2007 Founders’ Grant Stock Option Plan (the “Plan”). The Company reimburses board members for reasonable travel expenses incurred in attending the Company’s board, committee and shareholder meetings. Prior to 2007, board members were not compensated for their services.

In November 2007, our Board of Directors authorized the issuance at the time of an initial public offering of $50,000 of common stock, with a three year vesting period of one-third per year at the initial public offering price, to each of our board members Mr. Madden and Ms. Miltner.

In February 2008, our Board of Directors amended the board membership compensation plan. Eligible board members will receive an annual retainer consisting of a grant of $50,000 of restricted stock and a cash payment of $40,000 made ratably over four quarters. The cash payment is for attendance of up to five board meetings per year, with an additional $1,000 for attendance in person and $500 for attendance by telephone for each meeting in excess of five board meetings. The audit committee chair will receive an annual cash retainer of $12,000 and all other committee chairs will receive an annual cash retainer of $10,000. In addition, eligible board members will receive $1,000 for attendance in person and $500 for attendance by telephone for board committee meetings. The lead independent director will receive an annual cash retainer of $12,000. In lieu of the annual restricted stock retainer, a new board member will receive an equity grant of $90,000 in the year of election. All restricted grants will cliff vest at the end of a three year period.

Directors who are also employees of the Company or affiliated with CVC International do not receive any compensation under the board membership compensation plan. Messrs. Anthony Shalom, Michael Shalom and directors of the board affiliated with CVC International do not receive director compensation. The summary director compensation table describes the total compensation paid to the Company’s independent, non-employee directors for the year ended December 31, 2007.

Independent, Non-Employee Directors

Adolfo Henriques

Thomas A. Madden

Carol Miltner

Summary Director Compensation Table

Name and Principal Position	Year	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
Adolfo Henriques, Director Compensation Committee Chairperson(1)	2007	$—	$—	$—	$—

Thomas A. Madden, Director Audit Committee Chairperson, Nominating & Corporate Governance Committee Member, Compensation Committee Member	2007	$60,000	$—	$—	$60,000

Carol Miltner, Director Audit Committee Member, Nominating & Corporate Governance Committee Chairperson, Compensation Committee Interim Chairperson	2007	$60,000	$—	$—	$60,000

(1)	Mr. Henriques was elected a director of our Company in February 2008 and therefore, did not receive director compensation for the year ended 2007.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) focuses on the Company’s Named Executive Officers (“NEOs”). The NEOs are Messrs. Anthony Shalom, Chief Executive Officer, Michael Shalom, President and Russell A. Olson, Chief Financial Officer, Secretary and Treasurer of the Company.

Role of Compensation Committee

The compensation committee is responsible for the review and approval of all aspects of the Company’s compensation program and makes all decisions regarding the compensation of the Company’s NEOs, other executive officers, if any, (collectively referred to herein as the “Executive Officers”) and members of the Board of Directors including the following specific responsibilities:

•

review, modify and administer all compensation plans and programs to the Executive Officers and ensure such plans are aligned with the Company’s compensation strategies and policies and the Company’s performance goals and objectives;

•	annually review, evaluate and approve:

•	performance criteria, terms and award vehicles used in our compensation plans and arrangements of the Executive Officers;

•	performance of and compensation level approved and delivered to the Executive Officers;

•	employment, compensatory and other contractual arrangements, contracts, plans, policies and programs affecting the Executive Officers;

•	biannually review, evaluate and approve:

•	compensation arrangements for the Board of Directors; and

•	differentiate pay based on individual performance, assessed on objective and subjective criteria.

The compensation committee engaged Compensia, Inc. (“Compensia”), an executive compensation consulting firm, to assist with the executive compensation matters. In particular, Compensia assisted the compensation committee with proper design of our Plan. The compensation committee has the authority to terminate Compensia at any time and retain another executive compensation consulting firm, or no firm at all.

The compensation committee charter is posted on the Company’s website at www.intcomex.com.

Compensation Philosophy and Objectives

The design and operation of the executive compensation program and decisions reflects the Company’s foundations of principles to recruit and retain talented leadership and implement measurable and achievable individual and Company performance targets as award vehicles in our compensation plan. The Company’s compensation philosophy is relatively simple, reflecting the size, status as a privately-held company not traded on a public stock exchange.

Executive Compensation

The design and operation of the executive compensation program and decisions reflects the Company’s foundations of principles to recruit and retain talented leadership and implement measurable and achievable individual and Company performance targets as award vehicles in our compensation plan.

Principle Elements of our Compensation Program

The recruitment and retention of talented leadership to manage our Company requires a competitive compensation package aligned with our pay for performance philosophy for our NEOs. The approach to our executive compensation package includes: (1) fixed compensation elements of base salary and benefits; and (2) some elements of variable compensation contingent upon our company’s performance.

Fixed Compensation. The principal elements of our fixed compensation program are not directly linked to performance targets. Fixed compensation includes base salary, benefits (e.g., health, life and disability insurance) and 401(k) deferred compensation plan. Individual variations in base salary are based on job scope, tenure, retention risk and other factors relevant to us.

Variable Compensation. The principle elements of our incentive compensation program are linked to performance metrics related to the executive’s job scope. Variable compensation includes annual bonus and long-term incentive awards. These metrics are tied to our growth, profitability and performance objectives as determined by our Board of Directors during the annual budgeting process. For a detailed discussion of our incentive compensation plans, see “—Annual Bonus; Long-Term Incentive Awards.”

Base Salary. We provide our NEOs with a market competitive base salary to attract and retain an appropriate caliber of talent for the position and to recognize that similar base salaries are provided at companies with whom we compete for talent. The compensation committee reviews the base salaries for the NEOs annually and determines whether changes to the base salary are required based on changes in our competitive market, individual performance, experience in the position, and other relevant factors. For the base salaries of each of our NEOs, see “—Summary NEO Compensation Table.”

Annual Bonus. We provide the opportunity for our NEOS to earn a market competitive annual cash incentive award to recognize appropriate level of measurable and achievable individual and Company performance targets as award vehicles in our compensation plan. The compensation committee reviews the NEOs annual bonuses each year and determines whether changes to the annual bonus program are required based on changes in our Company’s performance and other factors relevant to the Company.

In 2006, we offered an annual bonus to Mr. Olson based upon the performance targets set forth in Mr. Olson’s employment agreement with the Company dated March 5, 2005. The bonus was paid to Mr. Olson in 2007 in accordance with the terms of the employment agreement. For a discussion of Mr. Olson’s employment agreement, see “—Employment Agreements; Potential Payments Upon Termination or Change of Control.” In 2007, we offered an annual bonus to each of our NEOs based upon the achievement of certain financial (earnings before interest, taxes, depreciation and amortization, (“EBITDA”) and cash conversion cycle) and non-financial (operational excellence initiatives) goals established by the compensation committee. The payout for Mr. Olson will be reflective of a full year program, as his participation in the short-term incentive award program became effective as of January 1, 2007. The compensation committee included Messrs. Anthony Shalom and Michael Shalom in the short-term incentive award program as of July 1, 2007. The payouts for Messrs.

Anthony Shalom and Michael Shalom are reflective of a partial year program for 2007, as their participation in the short-term incentive award program became effective as of July 1, 2007. For the annual bonus of each of our NEOs, see “—Summary NEO Compensation Table.”

Long-Term Incentive Awards. We offer market competitive long-term incentive awards to certain of our NEOs to motivate executives to make decisions to focus on the long-term growth of our Company, thus increasing shareholder value, to attract and retain an appropriate caliber of talent for the position and to recognize that similar long-term equity incentives are provided at companies with whom we compete for talent. The compensation committee reviews the long-term incentive awards for the NEOs annually and determines whether changes to the long-term incentive awards are required based on changes in our competitive market, individual performance, experience in the position, and other relevant factors. In 2006 and 2007, we offered long-term incentive awards to Mr. Olson; we did not offer long-term incentive awards to Messrs. Anthony Shalom and Michael Shalom. For a discussion of Mr. Olson’s long-term incentive awards, see “—Employment Agreements; Potential Payments Upon Termination or Change of Control.”

On February 27, 2007, our Board of Directors approved the establishment of the Plan and on April 23, 2007, our stockholders unanimously approved the establishment of the Plan. The Board of Directors or any of its committees, as directed by the Board of Directors, administers the Plan for the NEOs. The Plan provides for the grant of nonqualified and incentive stock options to Executive Officers, management employees and directors, as designated by the plan administrator.

Under the Plan, stock options will be granted at fair market value on the date of grant and have a 10-year exercise period and a vesting period as determined by the plan administrator pursuant to the stock option award agreement. Upon a termination of service with us, a plan participant’s options to the extent vested remain exercisable for a period ending on the earlier of three months from termination of service (or 12 months from termination of service, in the case of death or disability) or as specified in the stock option award agreement. Any portion of the option that is unvested as of termination of service will be forfeited. The Plan provides for acceleration of vesting on a change of control. “Change of control” means the occurrence of any of the following events: (i) any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becomes the “beneficial owner” (as defined in Rule 13d-3 of the rules promulgated under of the Exchange Act), directly or indirectly, of securities of the company representing more than 50.0% of the total voting power represented by the company’s then outstanding voting securities; (ii) the consummation of the sale or disposition by the company of all or substantially all of the company’s assets; or (iii) the consummation of a merger or consolidation of the company with any other corporation, other than a merger or consolidation which would result in the voting securities of the company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or its parent) at least 50.0% of the total voting power represented by the voting securities of the company or such surviving entity or its parent outstanding immediately after such merger or consolidation. The Board of Directors may, at any time, amend, alter, suspend or terminate the Plan, except as such amendment, suspension or termination of the Plan would impair the rights of any participant under the Plan, unless otherwise agreed to by the plan participant.

A maximum of 1,700 shares of common stock may be issued under the Plan, and subject to certain capital adjustment provisions, a maximum of 250 shares of common stock, subject to options, may be granted to management employees and independent, non-employee directors in a single calendar year. Upon exercise of the outstanding stock options granted under the Plan as of the date of this filing, an aggregate of 1,540 shares of Class B common stock, non-voting are issuable with a weighted average exercise price of $1,077 per share.

In November 2007, our Board of Directors authorized the issuance at the time of an initial public offering of $50,000 of common stock with a three year vesting period of one–third per year at the initial public offering price, to each of our board members Mr. Madden and Ms. Miltner. In February 2008, our Board of Directors authorized the issuance of $90,000 of common stock with a three year vesting period of one-third per year to our newest board member, Mr. Henriques, as the initial equity consideration for his election to the Board of Directors, upon approval by the shareholders at the Company’s May 2008 Shareholders’ Meeting.

Deferred Compensation Plan. We contribute 3.0% of an employees’ total salary, up to IRS contribution limits, to a 401(k) savings plan. The plan covers substantially all U.S. based employees regardless of whether the employee makes contributions to the savings plan. For the deferred compensation of each of our NEOs, see “—Summary NEO Compensation Table.”

Perquisites. We do not provide any executives or employees with perquisites or a perquisite allowance.

Other Benefits. Insurance benefits for executives employ the same formulae as are applicable to all our employees.

The Decision Making Process

The compensation committee met 11 times during 2007 to consider the individual performance goals and objectives, the Company’s financial position and philosophy and discuss the preliminary and final compensation decisions for the NEOs. The compensation committee discussed the performance and compensation recommendations based upon the executives overall contribution to the Company’s financial and operational performance.

When making the annual bonus decisions for 2007, the compensation committee considered overall Company and individual performance, competitive market position and prior year’s cash bonuses. The compensation committee reviewed the compensation paid by its peer groups and performed a formal, detailed analysis of the Company’s performance metrics and compensation plans relative to its peer groups in determining the NEO’s target compensation.

The compensation committee considered a number of factors when making its year-end compensation decisions affecting our NEOs. The Company’s performance for the year ended December 31, 2007, was the principal consideration regarding the overall funding level of the annual bonus elements of the NEO’s compensation for 2007, with the primary factor of Company performance being EBITDA and the secondary factor being cash conversion cycle. The level at which the Company funds its bonuses correlates to the degree to which EBITDA has been met, not met, or exceeded target. Our EBITDA performance was 91.7% of plan, excluding additional expenses related to the pre-tax Uruguay tax settlement payment and our cash conversion cycle was 101.5% of plan.

The compensation committee considers additional performance factors related to the NEO’s progress on core strategic performance priorities across the Company. As part of the compensation decision process, the compensation committee judges each NEO on the overall performance priorities, without a set weight assigned to each of the factors, but an overall weighting for the group of priorities. The compensation committee reviews and balances these factors in the aggregate in determining individual NEO bonuses. The specific quantitative targets for the performance priorities are not disclosed because we believe disclosure of this information would cause the Company competitive harm. These targets are based on our business plan for the fiscal year, and are intended to be challenging but achievable. The individual NEO compensation decisions varied based on the Company and individual performance with consideration of the following performance priorities and key strategic initiatives: (i) infrastructure development and implementation of the Company’s core ERP system in in-country operations; (ii) the transition to our new headquarter warehouse facilities in Miami; (iii) the identification of business growth opportunities to grow and build the business; and, (iv) the achievement of effectiveness of our disclosure controls and procedures and internal controls over financial reporting in compliance with the Sarbanes-Oxley Act of 2002.

Compensation of Our Named Executive Officers

The compensation committee increased the NEO’s 2007 annual base salaries by 10% of each NEO’s respective 2006 annual base salary, effective July 1, 2007. The annual base salaries were increased to reflect the NEO’s increasingly broader roles including each NEO’s extensive involvement in the filing of the SEC Form S-1 Registration Statements and respective amendments and operational and financial performance achievements including the achievement of the Company’s $1 billion revenue mark during fiscal 2007.

The compensation committee established the 2007 short-term annual bonus incentive award for each NEO. The short-term annual bonus incentive target is 70% for the Chief Executive Officer, 60% for the President and 50% for the Chief Financial Officer, of their respective 2007 base salaries. The NEO is eligible to earn an actual short-term annual bonus based on the Company’s achievement of certain financial metrics and the individual NEO’s achievement of certain operational objectives. The NEO qualifies to earn up to 70% of the actual short-term annual bonus based upon the achievement of financial metrics including the Company’s average cash conversion cycle of each quarter of 2007 and the Company’s year-end 2007 EBITDA based on consolidated U.S. GAAP financial statements. The NEO qualifies to earn up to the remaining 30% of the actual short-term annual bonus based upon the successful achievement in 2007 of operational excellence objectives including the infrastructure development and implementation of the Company’s core ERP system in select in-country operations, the transition to our new headquarter warehouse facilities in Miami, the identification of business growth opportunities, and the effectiveness of our disclosure controls and procedures and internal controls over financial reporting in compliance with the Sarbanes-Oxley Act of 2002.

The compensation committee determined the performance of Messrs. Anthony Shalom, Michael Shalom and Olson as strong in the areas of process excellences and building of infrastructure, including the achievement of the performance priorities and significant advancement of the key strategic initiatives. The NEOs successfully managed through unexpected financial market stress during the process of filing the Form S-1 Registration Statement and the respective amendments with the SEC. The NEOs strengthened the finance staff and reorganized the financial management process to become more efficient. The NEOs contributed significantly in key leadership capacity to achieve the relocation to the new state-of-the-art warehouse facility in Miami. Based on the overall performance of the Company and the individual NEO’s leadership of 2007 efforts, the NEOs earned an annual bonus incentive award in 2007. The annual incentive award is typically paid after the Company files its Annual Report. For the annual bonus of each of our NEOs, see “—Summary NEO Compensation Table.”

In March 2008, the compensation committee approved the payout of the NEO’s short-term annual bonus to the NEOs. The Company will pay 25%, 25% and 75% of the short-term annual bonus to Messrs. Anthony Shalom, Michael Shalom and Olson, respectively in the second quarter of 2008. The payouts for Messrs. Anthony Shalom and Michael Shalom are reflective of a partial year program for 2007, as their participation in the short-term incentive award program became effective as of July 1, 2007.

Pay Equity. The compensation committee approved the compensation package for Messrs. Anthony Shalom and Michael Shalom’s including a base salary component and a short-term incentive award component. The compensation committee approved the compensation package for Mr. Olson including a base salary component, an annual bonus component and a long-term incentive award component. The compensation committee included an annual bonus component in Mr. Olson’s compensation package that is appropriate for his scope of responsibilities as our Chief Financial Officer, Secretary and Treasurer to balance the compensation for his respective position among his peer NEOs. For a further discussion on the security ownership of certain beneficial owners, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Benchmarking

The Company engaged Compensia to advise us as to where our executive compensation package ranks relative to our peer industry group. The Company reviewed the compensation paid by its peer groups and performed a detailed analysis of the Company performance metrics and compensation plans relative to its peer groups in determining the target compensation provided to the NEOs.

Role of Executive Officers in Compensation Decisions

The Chief Executive Officer is a member of the compensation committee and attends and participates in the compensation committee meetings. The Chief Executive Officer recommends any NEO compensation changes to the compensation committee and the compensation committee considers and approves the compensation levels. The compensation committee sets the compensation of the Chief Executive Officer and consults with the Chief Executive Officer with respect to the compensation of the President and the Chief Financial Officer.

Equity Grant Practices and Equity Ownership Guidelines

The compensation committee authorizes the issues of equity grants to employees, directors and Executive Officers. The compensation committee reviews, modifies and administers all equity compensation plans, programs and ownership guidelines and ensure such plans are aligned with the Company’s compensation strategies and policies and the Company’s performance goals and objectives. The Company does not require executive officers to hold shares of the Company.

Compensation Recoupment Policy

The compensation committee does not maintain a policy for the recoupment of any compensation payable in the event an executive officer is terminated for cause or knowingly or intentionally satisfies performance metrics through illegal or fraudulent conduct. The compensation committee does not consider recoupment of any compensation payable unless specified in an individual employment agreement.

Tax Deductibility Considerations

We believe that all compensation paid to our named executive officers for 2007 is accounted for as expense in the period to which it relates in accordance with accounting principles generally accepted in the U.S. and is deductible for U.S. federal income tax purposes. In no case during 2007 was any proposed form of compensation materially revised to take into account the impact of tax or accounting treatment. The impact of the deductibility limits of Section 162(m) of the Internal Revenue Code, did not materially impact our compensation decisions for 2007, because those provisions of the Internal Revenue Code did not apply to us in 2007, and our compensation levels for 2007 did not approach the $1.0 million per named executive officer level at which compensation deductions may be denied under those provisions.

Compensation Committee Interlocks and Insider Participation

On January 25, 2007, the Company formed its compensation committee. The compensation committee consists of Mr. Henriques (Chairperson), Ms. Miltner and Messrs. Madden, Pallordet and Anthony Shalom. Ms. Miltner and Messrs. Henriques, Madden and Pallordet satisfy the independence requirements of the Nasdaq and qualify as the outside directors within the meaning of Section 162(m), and non-employee directors within the meaning of Rule 16b-3 of the rules promulgated under the Exchange Act. Mr. Anthony Shalom is not an “independent” compensation committee member under the Nasdaq independence standards for compensation committee members because he is the Chief Executive Officer of the Company. None of our executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more of its executive officers serving as member of our Board of Directors or compensation committee.

Compensation Committee Report

Our compensation committee has reviewed and discussed this CD&A with the Company’s management. Based upon this review and discussion, the compensation committee recommended to the Board of Directors that the CD&A be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The summary NEO compensation table describes the total compensation paid for the year ended December 31, 2007 and 2006 to the Company’s NEOs including the Chief Executive Officer, to the President and to the Treasurer, Chief Financial Officer and Secretary who were serving as the Company’s Executive Officers as of December 31, 2007 and 2006. The table reflects information regarding the components of total compensation for services rendered to the Company and its subsidiaries for the year ended December 31, 2007 and 2006.

Compensation Committee

Adolfo Henriques (Chairperson)

Thomas A. Madden

Carol Miltner

Juan Pablo Pallordet

Anthony Shalom.

Summary NEO Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (1)		Total
Anthony Shalom, Chief	2007	$367,500	$—	$—	$—	$—	$—	$6,750		$374,250
Executive Officer	2006	$350,000	$—	$—	$—	$—	$—	$6,600	(2)	$356,600

Michael Shalom, President	2007	$315,000	$—	$—	$—	$—	$—	$6,750		$321,750
	2006	$300,000	$—	$—	$—	$—	$—	$6,600	(2)	$306,600

Russell A. Olson, Treasurer,	2007	$257,250	$115,150	$—	$—	$—	$—	$6,750		$379,150
Chief Financial Officer and Secretary	2006	$245,000	$107,187	$—	$—	$—	$—	$6,600	(2)	$358,787

(1)	Represents amounts contributed by the Company to the employee’s 401(k) account.
(2)	The amounts are net of the following amounts of excess contributions that were deducted from the 401(k) Plan: Messrs. Anthony Shalom, Michael Shalom and Olson of $3,231, $2,400, $2,261, respectively. These amounts were duplicate contributions made inadvertently and reversed by deducting the duplicative amounts from the individual accounts and refunding to the Company.

Employment Agreements; Potential Payments Upon Termination or Change of Control

The following describes certain of our obligations on various termination situations for Mr. Olson. The Company has no other obligation with respect to any termination or change in control payments to any of the NEOs.

We are in the process of finalizing a new employment agreement with Mr. Olson, effective January 1, 2008.

We had an employment agreement with Mr. Olson, our Treasurer, Chief Financial Officer and Secretary, which expired on December 31, 2007. As set forth in this employment agreement, Mr. Olson’s annual base salary is $245,000, plus (i) a guaranteed annual bonus of $122,500 prorated for 2005 from the commencement of his employment to December 31, 2005, (ii) an annual performance bonus of up to $122,500 for the term of the agreement based on the achievement of specified performance targets, including achieving certain levels of EBITDA, gross revenues, working capital management and project specific performance and (iii) a long-term incentive bonus of 75% of Mr. Olson’s base salary for each of the years commencing January 1, 2006 and January 1, 2007 based on the achievement of targeted financial performance goals and objectives, including EBITDA and working capital targets. Under the agreement, Mr. Olson was eligible to receive employee benefits comparable to the benefits provided to our other employees and reimbursement of certain relocation and temporary housing costs and reasonable business-related expenses.

In the event of termination of Mr. Olson’s employment by us without cause, under the agreement we were obligated to pay to Mr. Olson all bonuses on a prorated basis to the date of termination plus an amount equal to four months of his base salary if the termination occurred during the period between March 14, 2006 and December 31, 2007. If a sale of more than 50.1% of the voting stock of our Company resulted in a material adverse change in Mr. Olson’s duties and responsibilities not acceptable to him, we would have been obligated to pay Mr. Olson a severance payment in an amount equal to six months of his base salary and to reimburse him for certain relocation costs. If we had terminated Mr. Olson’s employment for due cause or if he resigned prior to the end of the term, he would not have been entitled to any compensation other than his base salary through the date of his termination or resignation. For purposes of the employment agreement, “due cause” means Mr. Olson’s willful misconduct in the discharge of his duties and responsibilities to us; his failure to carry out and execute any material directions from the President and/or Board of Directors; any act of him against us intended to enrich him, or any other party, in derogation of his duties to us; any willful or purposeful act or omission (or any act or omission taken in bad faith) having the effect of injuring our business or business relationships; his commission of a crime of moral turpitude, fraud or misrepresentation; or his breach of the his employment agreement. Following the termination of his employment, Mr. Olson will be subject to non-solicitation and other non-competition restrictions for a period of two years if Mr. Olson resigns or we terminate his employment for cause (as such term is defined in the employment agreement), or for a period of one year if we terminate Mr. Olson’s employment without cause or the employment agreement is not renewed after its expiration.

401(k) Plan

Our employees participate in a 401(k) plan to provide them with retirement benefits and with a means to save for their retirement. The 401(k) plan is intended to be a tax-qualified plan under Section 401(a) of the Internal Revenue Code.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 30, 2008, with respect to (i) all persons known by us to be the beneficial owners of more than 5% of our common stock; (ii) all NEOs; (iii) all directors; and (iv) all directors and Executive Officers as a group. Unless indicated otherwise, the address of each beneficial owner is c/o Intcomex, Inc., 3505 NW 107th Avenue, Miami, Florida 33178.

Beneficial Owner	Number of Shares	Percentage of Total Voting Shares
Co-Investment LLC VII (Intcomex)(1)(2) 399 Park Avenue, 14th Floor, New York, NY 10022	52,545	51.4%
Anthony Shalom(3)(4)	23,036	22.5%
Michael Shalom(3)(5)	8,952	8.8%
Enrique Bascur(1)(2)	—	—
Adolfo Henriques	—	—
Thomas A. Madden(6)(7)	—	—
Carol Miltner(6)(7)	—	—
Juan Pablo Pallordet(1)	—	—
Andres Small(1)	—	—
Russell A. Olson(7)	—	—
All directors and executive officers as a group (9 persons)	31,988	31.3%

(1)	Co-Investment LLC VII (Intcomex) is controlled by Citigroup Inc, a publicly-traded company that has securities listed on the New York Stock Exchange. Each of Messrs. Bascur, Pallordet and Small was nominated as a director of our Company by CVC International pursuant to the terms of the shareholders agreement.
(2)	Mr. Bascur is a member of the CVC International divestment committee that must approve any sale of Co-Investment LLC VII (Intcomex)’s shares in our Company.
(3)	Each of Messrs. Anthony Shalom and Michael Shalom were nominated as a director of our Company by themselves pursuant to the terms of the shareholders agreement.
(4)	Held by Shalom Holdings 1 LLLP. Mr. Michael Shalom has sole voting control and investment discretion over the shares held by Shalom Holdings 1 LLLP.
(5)	Held by Shalom Holdings 3 LLLP. Mr. Michael Shalom has sole voting control and investment discretion over the shares held by Shalom Holdings 3 LLLP.
(6)	In November 2007, the Board of Directors authorized the issuance of $50,000 of common stock each, with a three year vesting period of one-third per year at the initial public offering price, to each of our board members Mr. Madden and Ms. Miltner.
(7)	In February 2007, the Board of Directors of our Company authorized a one-time issuance of options to acquire an aggregate of 1,540 shares of Class B common stock, non-voting under the Plan. We awarded options to the following directors and executive officers, among others, in the following amounts:

Individual	Shares
Thomas A. Madden	160
Carol Miltner	160
Russell A. Olson	200

Equity Compensation Plan Information

In February 2007, the Board of Directors of our Company authorized a one-time issuance of options to acquire an aggregate of 1,540 shares of Class B common stock, non-voting under the Plan to certain of the Company’s management employees and independent, non-employee directors. The shares vest ratably over a three year vesting period of one-third per year and expire 10 years from the date of grant.

The following table provides information about the Company’s equity compensation plans as of December 31, 2007.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
	(Dollars in thousands)
Equity compensation plans approved by security holders	1,540	$1,077	(1)	160
Equity compensation plans not approved by security holders	—	—		—

Total	1,540	$1,077		160

(1)	The exercise strike price was determined at the issuance of the stock options by a study conducted by an independent expert.

A maximum of 1,700 shares of common stock may be issued under the Plan, and subject to certain capital adjustment provisions, a maximum of 250 shares of common stock, subject to options, may be granted to management employees and independent, non-employee directors in a single calendar year. Upon exercise of the outstanding stock options granted under the Plan as of the date of this filing, 1,540 shares of Class B common stock, non-voting are issuable with a weighted average exercise price of $1,077 per share.

In November 2007, the Board of Directors authorized the issuance at the time of an initial public offering of $50,000 of common stock, with a three year vesting period of one-third per year at the initial public offering price, to each of our board members Mr. Madden and Ms. Miltner.

As of December 31, 2007, the Company did not offer equity compensation plans not approved by security holders under which equity securities of our Company are authorized for issuance.

In February 2008, our Board of Directors authorized the issuance of $90,000 of common stock with a three year vesting period of one-third per year, to our newest board member, Mr. Henriques, as the initial equity consideration for his election to the Board of Directors, upon approval by the shareholders at the Company’s May 2008 Shareholders’ Meeting.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

CVC International Indemnity

Pursuant to the terms of the stock purchase agreement dated as of August 27, 2004, under which CVC International acquired its controlling interest in our Company, Anthony Shalom and Michael Shalom and certain other individuals (the “Pledging Noteholders”) (all of whom are affiliated with but not including Anthony Shalom and Michael Shalom) who sold shares to CVC International in connection with the CVC International acquisition of control of the Company in 2004, entered into an indemnity agreement dated as of June 29, 2007 (the “Indemnity Agreement”). Anthony Shalom and Michael Shalom indemnified CVC International for losses sustained or incurred by CVC International arising out of or relating to breaches of representations or warranties and covenants, such as those related to tax matters.

In connection with the settlement by our Uruguayan subsidiary, T.G.M., S.A., with the Uruguayan tax agency, DGI, and the Uruguayan customs authorities in June 2007, Anthony Shalom and Michael Shalom indemnified CVC International for the outflow of funds related to that portion of the settlement payments and certain expenses corresponding to the tax audit period from 2002 through August 31, 2004 (i.e., the closing date under the stock purchase agreement) and certain related legal, accounting and other expenses pursuant to the Indemnity Agreement. The Indemnity Agreement provided for the payment by Anthony Shalom and Michael Shalom of approximately $3.0 million to the Company by August 14, 2007. To secure the payment obligation, the Indemnity Agreement required Anthony Shalom and Michael Shalom to arrange for a pledge of the 11  3/4% Senior Notes in the same principal amount as the indemnity payment made prior to August 14, 2007. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Uruguayan Tax Audit.”

Repurchases of Notes

As a result of a privately negotiated arm’s length transaction arranged by Anthony Shalom and Michael Shalom, on August 15, 2007, we repurchased $2.2 million of the 11  3/4 % Senior Notes held by the Pledging Noteholders, at the same market price as $2.8 million of the 11  3/4% Senior Notes we purchased in the open market at the end of business on the prior day. We delivered to the trustee under the indenture governing the 11  3/ 4% Senior Notes, all $5.0 million aggregate principal amount of the 11  3/4% Senior Notes purchased on August 14 and 15, 2007, for cancellation in satisfaction of our mandatory sinking fund redemption that we were required to make by August 15, 2007 under the indenture.

Transactions with IFX Corporation

Michael Shalom, our President, is the Chairman of IFX Corporation (“IFX”), a company privately held by Michael Shalom and a family member. Michael Shalom is both a stockholder and officer of the Company and IFX. The Company sells IT products to and purchases internet access from IFX Corporation (“IFX”), a Latin American telecommunications service provider that provides internet access services to our Miami operations and our in-country operations in Chile, Colombia, Guatemala and Panama. During the years ended December 31, 2007, 2006 and 2005, the Company paid $0.5 million, $0.4 million and $0.2 million, respectively, to IFX for their services. During the years ended December 31, 2007, 2006 and 2005, the Company sold $0.2 million, $0.1 million and $0.1 million, respectively, of IT products to IFX. The outstanding receivable balance from IFX as of December 31, 2007 and 2006 was $1.0 million and $1.2 million, respectively. The trade receivables of IFX are guaranteed by Techno-Mundial, S.A., a former shareholder of our Company. We believe that all transactions with IFX have been made on terms that are not less favorable to us than those available in a comparable arm’s length transaction and in the ordinary course of business.

Mexican Facility

Harry Luchtan, General Director of Centel, is a co-owner of warehouse and office space located in Mexico City, Mexico which we lease for approximately $23,000 per month. The lease expires on January 1, 2011, and we have an option to purchase the facility for $2.75 million through June 1, 2008. We believe that the terms of the lease and option to purchase the facility are not less favorable to us than those available in a comparable arm’s length transaction and in the ordinary course of business.

Shareholders Agreement

Pursuant to our third amended and restated shareholders agreement among us and each of our stockholders, so long as Anthony Shalom and Michael Shalom beneficially own securities representing not less than 25% of our voting power in the aggregate, CVC International may nominate five directors and Messrs. Anthony Shalom and Michael Shalom may nominate two directors to our Board of Directors and two directors are independent. CVC International is entitled to remove the independent directors at any time and replace them with other individuals who would be independent directors pursuant to the terms of the shareholder agreement.

The shareholders agreement also provides that we may not effect certain amendments to our certificate of incorporation or bylaws, incur certain levels of indebtedness, change our line of business or take certain other actions, without in each case obtaining the consent of the directors of our Company appointed by Anthony Shalom and Michael Shalom. In addition, each of our stockholders other than CVC International, whom we refer to as our minority stockholders, has granted CVC International an option to purchase all of our capital stock owned by such minority stockholder at fair value, upon the occurrence of a “termination event.” A termination event includes generally a termination of such minority stockholder’s employment (or other relationship) with our Company for cause or the termination by such minority stockholder of his or her employment (or other relationship) with our Company without good reason. Pursuant to the shareholders agreement, our stockholders have agreed to certain restrictions on the transfer of their stock in our Company, including rights of first offer, tag-along rights, drag-along rights and lock-ups. The shareholders agreement also provides Centel’s pre-acquisition shareholders (who received Class B common stock, non-voting stock in our Company in partial exchange for their shares in Centel) with observer rights in connection with meetings of our Board of Directors. The shareholders agreement will terminate upon the earliest to occur of (i) a date when CVC International no longer holds a majority of our voting equity securities or (ii) a date when Anthony Shalom and Michael Shalom hold less than 15% of the aggregate voting power of all outstanding equity securities.

Policy Concerning Related Person Transactions

We have adopted a formal written policy concerning related person transactions. A related person transaction is a transaction, arrangement or relationship involving us or a consolidated subsidiary (whether or not we or the subsidiary is a direct party to the transaction), on the one hand, and (i) a director, nominee for director, executive officer or other employee of us or a consolidated subsidiary, his or her immediate family members or any entity, including not-for-profit and charitable organizations, that any of them controls or in which any of them has a substantial beneficial ownership interest; or (ii) any person who is the beneficial owner of more than 5% of our voting securities or a member of the immediate family of such person, if at the time of the transaction, arrangement or relationship such person was known to us to be such a beneficial owner.

According to this policy, the audit committee evaluates each related person transaction for the purpose of recommending to the disinterested members of the Board of Directors whether the related person transaction is fair, reasonable and within our Company’s policy, and should be ratified and approved by the Board of Directors. At least annually, management will provide the audit committee (or at any time that we do not have an audit committee, to all of the disinterested members of the Board of Directors) with information pertaining to related person transactions. Related person transactions entered into, but not approved or ratified as required by our policy concerning related party transactions, will be subject to termination by us or the relevant subsidiary, if so directed by the audit committee (so long as one exists) or the board, taking into account factors as such body deems appropriate and relevant.

Director Independence

Our Board of Directors ensures that its determinations regarding the definition of “independent” are consistent with the Nasdaq Rules, the SEC rules and relevant securities and other laws and regulations. Consistent with these considerations, and after reviewing all relevant transactions or relationships between each director, or any of his family members, and us, our senior management and our independent auditors, our Board of Directors has affirmatively determined that six of our directors, Messrs. Bascur, Henriques, Madden, Pallordet and Small and Ms. Miltner, are independent directors within the meaning of the applicable laws, regulations and the listing standards of the Nasdaq. Messrs. Michael Shalom and Anthony Shalom are not “independent” directors under the Nasdaq independence standards. Messrs. Michael Shalom and Pallordet are not “independent” audit committee members under the Nasdaq independence standards for audit committee members. Mr. Anthony Shalom is not an “independent” compensation committee member under the Nasdaq independence standards for compensation committee members because he is the Chief Executive Officer of the Company.

Item 14.	Principal Accounting Fees and Services.

BDO Seidman, LLP (“BDO”) serves as the Company’s independent registered public accounting firm. The following table presents fees paid for audit of our annual financial statements and all other professional services rendered by BDO for the years ended December 31, 2007 and 2006.

	For the Years Ended December 31,
	2007	2006
	(Dollars in thousands)
Audit fees(1)	$762	$693
Audit-related fees	—	—
Tax fees	—	—
All Other Fees:
Review of Form S-1 and S-4 Registration Statements	473	180

Total	$1,235	$873

(1)	Audit fees relate to the audit of the Company’s consolidated financial statements and the financial statements of our subsidiaries for the years ended 2007 and 2006, quarterly reviews of our interim consolidated financial statements and the financial statements of our subsidiaries for the years ended December 31, 2007 and 2006.

On January 25, 2007, the Board of Directors established the audit committee and adopted the audit committee charter effective November 14, 2007. The audit committee adopted procedures requiring committee review and approval in advance of all audit and non-audit services rendered by the Company’s independent auditors. The audit committee confirms with BDO that their firm is in compliance with the partner rotation requirements established by the SEC, and considers the rotation requirements at least annually.

The audit committee charter is posted on the Company’s website at www.intcomex.com.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) 1.	Financial Statements.

See Part II—Item 8. “Financial Statements and Supplemental Data—Index to Consolidated Financial Statements” of this Annual Report.

(a) 2.	Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable, are not present in amounts sufficient to require submission of the schedules or the required information is presented in the Consolidated Financial Statements or related notes as shown under Part II—Item 8. “Financial Statements and Supplemental Data” of this Annual Report.

(a) 3.	List of Exhibits.

Exhibit No.	Exhibit
2.1	Stock Purchase Agreement among Court Square Capital, Ltd., the sellers named therein and Intcomex, Inc., dated August 27, 2004. Incorporated by reference to Exhibit 2.1 to the registration statement on Form S-4 (File No. 333-134090) (the “S-4 Registration Statement”).

3.1	Second Amended and Restated Certificate of Incorporation of Intcomex, Inc. Incorporated by reference to Exhibit 3.1 to the S-4 Registration Statement.

3.2	Amended and Restated By-laws of Intcomex, Inc. Incorporated by reference to Exhibit 3.2 to the quarterly report on Form 10-Q filed with the SEC on November 14, 2007.

4.1	Indenture, dated as of August 25, 2005, between Intcomex, Inc., the guarantors named therein, and the Bank of New York as Trustee. Incorporated by reference to Exhibit 4.1 to the S-4 Registration Statement.

4.2	Supplemental Indenture, dated as of October 31, 2006 to the Indenture, dated as of August 25, 2005. Incorporated by reference to Exhibit 4.10 to the S-4 Registration Statement.

Exhibit No.	Exhibit
4.3	Pledge Agreement among Intcomex, Inc., Intcomex Holdings, LLC and Intcomex Holdings SPC-I, LLC, as pledgors, in favor of The Bank of New York, as trustee, dated as of August 25, 2005. Incorporated by reference to Exhibit 4.4 to the S-4 Registration Statement.

4.4	Security Agreement by Software Brokers of America, Inc. and The Bank of New York, as trustee, dated as of August 25, 2005. Incorporated by reference to Exhibit 4.5 to the S-4 Registration Statement.

4.5	Lien Subordination Agreement among Comerica Bank, The Bank of New York and Software Brokers of America, Inc., dated as of August 25, 2005. Incorporated by reference to Exhibit 4.6 to the S-4 Registration Statement.

4.6	Stock Pledge Agreement between Intcomex Holdings, SPC-I, LLC, as pledgor, in favor of The Bank of New York, as trustee, dated as of August 25, 2005. Incorporated by reference to Exhibit 4.7 to the S-4 Registration Statement.

4.7	Share Charge between Intcomex Holdings, LLC, The Bank of New York and IXLA Holdings Ltd., dated as of August 25, 2005. Incorporated by reference to Exhibit 4.8 to the S-4 Registration Statement.

4.8	Treasury Management Services Controlled Collateral Account Service Agreement among Comerica Bank, Software Brokers of America, Inc. and The Bank of New York, dated August 25, 2005. Incorporated by reference to Exhibit 4.9 to the S-4 Registration Statement.

10.1	Credit Agreement between Software Brokers of America, Inc. and Comerica Bank, dated as of August 25, 2005. Incorporated by reference to Exhibit to 10.1 to the S-4 Registration Statement.

10.2	Third Amended and Restated Shareholders Agreement among Co-Investment LLC VII (Intcomex), the Shalom shareholders named therein, the Centel shareholders named therein, the additional shareholders named therein, and Intcomex, Inc., dated as of August 20, 2007. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on August 23, 2007.

10.3	Employment Agreement of Russell Olson, dated March 9, 2005. Incorporated by reference to Exhibit 10.4 of the S-4 Registration Statement.

10.4	Lease Agreement between Lit Industrial Limited Partnership, as landlord, and Software Brokers of America, Inc., as tenant, dated May 12, 2006. Incorporated by reference to Exhibit 10.6 of the S-4 Registration Statement.

10.5	Amendment No. 1 to Credit Agreement, Amendment to Intcomex Subordination Agreement and Waiver Re Intcomex Subordinated Indebtedness, dated as of November 2, 2006, by and among Software Brokers of America, Inc., Comerica Bank and Intcomex, Inc. Incorporated by reference to Exhibit 10.7 of the S-4 Registration Statement.

10.6	Amendment No. 2 to Credit Agreement, dated as of May 15, 2007, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 18, 2007.

10.7	Amendment No. 3 to Credit Agreement, dated as of August 17, 2007, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on August 23, 2007.

10.8	Founders’ Stock Option Grant Agreement, dated February 27, 2007. Incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K filed with the SEC on March 30, 2007.#

10.9	Indemnity Agreement between Co-Investment LLC VII (Intcomex), Anthony Shalom and Michael Shalom, as Main Sellers, dated as of June 29, 2007. Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the SEC on August 17, 2007.

10.10	Restricted Stock Grant Agreement, dated as of November 14, 2007, between Intcomex, Inc. and Thomas A. Madden.*#

10.11	Restricted Stock Grant Agreement, dated as of November 14, 2007, between Intcomex, Inc. and Carol Miltner.*#

10.12	Amendment No. 4 to Credit Agreement, dated as of March 28, 2008, by and among Software Brokers of America, Inc. and Comerica Bank.*

12.1	Calculation of Ratio of Earnings to Fixed Charges.*

14.1	Intcomex, Inc. Code of Business Conduct and Ethics. Incorporated by reference to Exhibit 14 to the Current Report on Form 8-K filed on December 16, 2007.

21.1	Subsidiaries of Intcomex, Inc.*

Exhibit No.	Exhibit
31.1	Certification by Principal Executive Officer required by Section 302(b) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Principal Financial Officer required by Section 302(b) of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
#	Indicates a management contract or a compensatory plan or arrangement.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

INTCOMEX, INC.

By:	/s/ Anthony Shalom
Anthony Shalom
Chief Executive Officer, Chairman and Director

March 31, 2008

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ Anthony Shalom	Chief Executive Officer, Chairman and	March 31, 2008
Anthony Shalom	Director

/s/ Michael Shalom	President and Director	March 31, 2008
Michael Shalom

/s/ Russell A. Olson	Chief Financial Officer, Treasurer and	March 31, 2008
Russell A. Olson	Secretary

/s/ Enrique Bascur	Director	March 31, 2008
Enrique Bascur

/s/ Adolfo Henriques	Director	March 31, 2008
Adolfo Henriques

/s/ Thomas A. Madden	Director	March 31, 2008
Thomas A. Madden

/s/ Carol Miltner	Director	March 31, 2008
Carol Miltner

/s/ Juan Pablo Pallordet	Director	March 31, 2008
Juan Pablo Pallordet

/s/ Andres Small	Director	March 31, 2008
Andres Small

Exhibit Index

Exhibit No.	Description
10.10	Restricted Stock Grant Agreement, dated as of November 14, 2007, between Intcomex, Inc. and Thomas A. Madden.

10.11	Restricted Stock Grant Agreement, dated as of November 14, 2007, between Intcomex, Inc. and Carol Miltner.

10.12	Amendment No. 4 to Credit Agreement, dated as of March 28, 2008, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K filed with the SEC on March 31, 2008.

12.1	Calculation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Intcomex, Inc.

31.1	Certification by Principal Executive Officer required by Section 302(b) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer required by Section 302(b) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.