Form 10-Q
period 2008-03-31
Intcomex, Inc.
filed 2008-05-14
CIK 1359425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 12, 2008, the Registrant had 100,000 shares of common stock, voting, $0.01 par value, and 2,182 shares of Class B common stock, non-voting, $0.01 par value, outstanding. There is no public trading market for the common stock.

INTCOMEX, INC.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in 000’s, except share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents (includes restricted cash of $400 at March 31, 2008)	$22,303	$29,399
Trade accounts receivable (net of allowance for doubtful accounts of $5,048 and $4,651 at March 31, 2008 and December 31, 2007, respectively)	124,777	116,744
Inventories	126,901	116,961
Notes and other receivables	24,973	19,704
Prepaid expenses and other	13,511	12,423

Total current assets	312,465	295,231
Property and equipment, net	15,702	15,059
Goodwill	34,257	34,257
Identifiable intangible assets, net	2,877	3,056
Other assets	16,370	15,405

Total assets	$381,671	$363,008

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities
Lines of credit	$31,240	$26,366
Current maturities of long-term debt	4,603	5,624
Accounts payable	149,329	141,911
Accrued expenses and other liabilities	17,656	19,650
Due to related parties	49	51

Total current liabilities	202,877	193,602
Long-term debt, net of current portion	111,516	111,600
Other long-term liabilities	3,881	3,705

Total liabilities	318,274	308,907

Commitments and contingencies

Shareholders’ Equity
Common stock, voting $0.01 par value, 140,000 shares authorized; 100,000 shares issued and outstanding	1	1
Class B common stock, non-voting $0.01 par value, 10,000 shares authorized; 2,182 shares issued and outstanding	—	—
Additional paid in capital	20,898	20,825
Retained earnings	42,102	33,278
Accumulated other comprehensive income (loss)	396	(3)

Total shareholders’ equity	63,397	54,101

Total liabilities and shareholders’ equity	$381,671	$363,008

See accompanying notes to the condensed consolidated financial statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in 000’s, except share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue	$277,459	$243,777
Cost of revenue	250,941	219,042

Gross profit	26,518	24,735

Operating expenses
Selling, general and administrative	17,663	14,639
Depreciation and amortization	924	816

Total operating expenses	18,587	15,455

Operating income	7,931	9,280

Other expense (income)
Interest expense	4,251	4,181
Interest income	(249)	(135)
Other expense (income), net	12	16
Foreign exchange (gain) loss	(5,508)	408

Total other (income) expense	(1,494)	4,470

Income before provision for income taxes	9,425	4,810

Provision for income taxes	601	1,330

Net income	$8,824	$3,480

Net income per weighted average share of common stock, voting and Class B common stock, non-voting:
Basic	$86.36	$34.06

Diluted	$86.36	$34.06

Weighted average number of common shares, voting and Class B common stock, non-voting, and common share equivalents used in per share calculation:
Basic	102,182	102,182

Diluted	102,182	102,182

See accompanying notes to the condensed consolidated financial statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in 000’s)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$8,824	$3,480
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash stock-based compensation expense	73	—
Depreciation expense	745	570
Amortization of intangible assets	179	246
Amortization of deferred loan costs	394	328
Bad debt expense	728	409
Inventory obsolescence expense	224	293
Deferred income tax benefit	(1,185)	(400)
Loss on sale of property and equipment, net	—	22
Change in operating assets and liabilities, net of assets acquired:
(Increase) decrease in:
Trade accounts receivables	(8,761)	(16,488)
Inventory	(10,164)	(3,606)
Prepaid expenses and other assets	(7,305)	149
Due from related parties	836	—
Increase (decrease) in:
Accounts payable	7,418	25,853
Accrued expenses and other liabilities	(1,882)	(3,261)

Net cash (used in) provided by operating activities	(9,876)	7,595

Cash flows from investing activities
Purchases of property and equipment	(1,391)	(2,835)
Proceeds from disposition of assets	3	53
Other	—	95

Net cash used in investing activities	(1,388)	(2,687)

Cash flows from financing activities
Borrowings (payments) under lines of credit, net	4,874	(9,004)
Borrowings under long-term debt	36	587
Payments of long-term debt	(1,141)	(130)

Net cash provided by financing activities	3,769	(8,547)
Effect of foreign currency exchange rate changes on cash and cash equivalents	399	(263)

Net decrease in cash and cash equivalents	(7,096)	(3,902)
Cash and cash equivalents, beginning of period	$29,399	$20,574

Cash and cash equivalents, end of period	$22,303	$16,672

Supplemental disclosure of non-cash flow information
Property and equipment acquired through financing	$36	$439

See accompanying notes to the condensed consolidated financial statements.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

Note 1. Organization and Basis of Presentation

Nature of Operations

Intcomex, Inc. (“Intcomex”) is a United States-based value-added international distributor of computer information technology (“IT”) products to Latin America and the Caribbean. Intcomex distributes computer equipment, components, peripherals, software, computer systems, accessories, networking products and digital consumer electronics. Intcomex offers single source purchasing to customers by providing an in-stock selection of products from vendors, including the world’s leading IT product manufacturers.

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

Use of Accounting Estimates

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The principles require us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses, cash flows and the related footnote disclosures during the period. On an on-going basis, we review and evaluate our estimates and assumptions, including, but not limited to, those that relate to the realizable value of accounts receivable, inventories, identifiable intangible assets, goodwill and other long-lived assets, income taxes and contingencies. Actual results could differ from these estimates.

Principles of Consolidation

These interim financial statements have been prepared in conformity with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include certain information and disclosures normally required for comprehensive annual consolidated financial statements. Therefore, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2007, included in the Company’s Form 10-K filed with the SEC on March 31, 2008 (“Annual Report”). The results of operations for the three months ended March 31, 2008, may not be indicative of the results of operations that can be expected for the full year.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of March 31, 2008, and its results of operations and its statements of cash flows for the three months ended March 31, 2008 and 2007, as applicable. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements reflect the Company as the reporting entity for all periods presented.

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share requires that employee equity share options, non-vested shares, and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted net income per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid in capital when the award becomes deductible are assumed to be used to repurchase shares.

The Company has two classes of common stock: voting and Class B, non-voting (collectively referred to herein as the “Common Stock”). Common stock, voting and Class B common stock, non-voting have substantially identical rights with respect to any dividends or distributions of cash or property declared on shares of common stock and rank equally as to the right to receive proceeds on liquidation or dissolution of the Company after the payment of the Company’s indebtedness. The Company uses the two-class method for calculating net income per share. Basic net income per share and diluted net income per share of Common Stock are the same.

The following table sets forth the computation of basic and diluted net income per weighted average share of Common Stock:

	Three Months Ended March 31,
	2008	2007
Numerator for basic and diluted net income per share of Common Stock:
Net income	$8,824	$3,480

Denominator:
Denominator for basic net income per share of Common Stock – weighted average shares	102,182	102,182

Effect of dilutive securities:
Stock options	—	—

Denominator for diluted net income per share of Common Stock – adjusted weighted average shares	102,182	102,182

Net income per share of Common Stock:
Basic	$86.36	$34.06

Diluted	$86.36	$34.06

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

	Three Months Ended March 31,
	2008	2007
Comprehensive income
Net income	$8,824	$3,480
Foreign currency translation gain (loss)	399	(263)

Total comprehensive income	$9,223	$3,217

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

Fair Value of Financial Instruments

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) establishes a framework for measuring fair value and expands disclosures about fair value measurements. The carrying amounts of cash and cash equivalents, trade accounts receivables, notes and other receivables, accounts payable, accrued expenses and other payables approximate fair value because of the short-term nature of these items. The carrying amounts of outstanding short and long-term debt approximate fair value because interest rates over the term of these financial instruments approximate current market interest rates available to the Company.

There were no changes to our valuation methodology for assets and liabilities measured at fair value during the three months ended March 31, 2008, from our initial adoption of SFAS No. 157 on January 1, 2008. There are no assets or liabilities measured at fair value on a recurring basis using significant observable or unobservable inputs as defined in SFAS No. 157 as of March 31, 2008. The Company will measure material non-financial assets and liabilities for which to consider for assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2009.

Note 2. Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 to our audited Consolidated Financial Statements included in our Annual Report. These accounting policies have not significantly changed.

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R supersedes SFAS No. 141, Business Combinations, and establishes principles and requirements as to how an acquiring entity in a business combination recognizes and measures the identifiable assets and goodwill acquired, liabilities assumed, any controlling interest or gain from a bargain purchase in its financial statements. SFAS No. 141R requires the acquirer to record contingent consideration at the estimated fair value at the time of purchase and establishes principles for treating subsequent changes in such estimates which could affect earnings in those periods. This statement also calls for additional disclosure to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is to be applied prospectively to business combinations beginning January 4, 2009 (the first day of fiscal 2009). The Company will evaluate the effect SFAS No. 141R will have on its consolidated results of operations and financial condition.

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

Recently Adopted Accounting Pronouncements

In May 2007, the FASB published FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN 48-1”). FIN 48-1 is an amendment to FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48-1 clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FIN 48-1 is effective upon the initial adoption of FIN 48, which is effective for fiscal years beginning after December 15, 2006. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. This interpretation requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. The Company adopted FIN 48 effective January 1, 2007, reviewed its tax positions taken in accordance with FIN 48 and assessed the

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

effect of FIN 48 on the consolidated results of operations and financial condition. The Company assesses its income tax positions and records tax benefits for all years subject to examination based on management’s evaluation of the facts, circumstances and information available as of the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company recognized the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Company’s financial statements. The Company files tax returns in the U.S., the state of Florida and in various foreign jurisdictions. The 2004 and 2005 tax returns were examined by the Internal Revenue Service (“IRS”) and concluded with no change to the returns. Tax year 2006 remains open for examination by the IRS. Tax years 2006, 2005 and 2004 remain open for examination by the Florida Department of Revenue. As a result of the implementation of FIN 48, the Company did not recognize any adjustments, accrued interest expense or penalties for unrecognized income tax benefits as of the adoption date and subsequent to the adoption date through March 31, 2008. The Company does not expect any material changes to the unrecognized tax benefit for the year ended December 31, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 is effective for the Company as of January 1, 2008. The Company has no eligible items under SFAS No. 159 and therefore SFAS No. 159 has no impact on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of the fiscal year beginning January 1, 2009. The Company has adopted the provisions of SFAS No. 157 as of January 1, 2008, for financial instruments and items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Although the adoption of SFAS No. 157 did not materially impact our consolidated results of operations and financial condition, the Company is required to provide additional disclosures in its consolidated financial statements. SFAS No. 157 responds to investors’ requests for expanded information about the extent to which a company measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

Note 3. Property and Equipment, Net

Property and equipment, net consisted of the following for the periods presented:

	As of March 31, 2008	As of December 31, 2007
Property and equipment, net
Land	$405	$405
Building and leasehold improvements	7,474	7,147
Office furniture, vehicles and equipment	9,212	8,911
Warehouse equipment	2,504	2,487
Software	5,691	4,937

Total property and equipment	25,286	23,887
Less accumulated depreciation	(9,584)	(8,828)

Total property and equipment, net	$15,702	$15,059

Property and equipment, net included $2,673 and $2,909 of capitalized leases at March 31, 2008 and December 31, 2007, respectively. There was no interest expense capitalized to property and equipment during the three months ended March 31, 2008 and 2007.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

Note 4. Identifiable Intangible Assets, Net and Goodwill

Identifiable Intangible Assets, Net

Identifiable intangible assets, net consisted of the following for the periods presented:

As of March 31, 2008	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships	$3,630	$(1,029)	$2,601	10.0
Tradenames	1,080	(847)	233	3.5
Non-compete agreements	730	(689)	41	3.0
Patents — TGM S.A. – Uruguay	5	(3)	2

Total identifiable intangible assets, net	$5,445	$(2,568)	$2,877

As of December 31, 2007	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships	$3,630	$(938)	$2,692	10.0
Tradenames	1,080	(820)	260	3.5
Non-compete agreements	730	(628)	102	3.0
Patents —TGM S.A. – Uruguay	5	(3)	2

Total identifiable intangible assets, net	$5,445	$(2,389)	$3,056

On June 23, 2005, the Company acquired $5,440 in identifiable intangible assets of Centel, including $3,630 for acquired customer relationships with a 10 year useful life, $1,080 for tradenames with a 3.5 year weighted average useful life and $730 for non-compete agreements with a three year useful life.

Goodwill

The goodwill balance was $34,257 as of March 31, 2008 and December 31, 2007. There were no changes in the carrying amount of goodwill during the three months ended March 31, 2008 and December 31, 2007.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

Note 5. Lines of Credit

Lines of credits consisted of the following for the periods presented:

	As of March 31, 2008	As of December 31, 2007
Lines of credit
SBA – Miami	$22,029	$20,518
Intcomex Peru S.A.C	3,398	1,179
Intcomex de Guatemala, S.A.	2,000	—
TGM S.A. – Uruguay	1,139	3,464
Intcomex S.A. – Chile.	679	21
Computación Monrenca Panama, S.A.	670	—
Intcomex de Ecuador, S.A.	664	700
Intcomex Colombia, LTDA	588	309
Other	73	175

Total lines of credit	$31,240	$26,366

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

As of March 31, 2008 and December 31, 2007, the total amounts available under the credit facilities were $18,909 and $19,495, respectively. As of March 31, 2008 and December 31, 2007, the total amounts outstanding under the credit facilities were $31,240 and $26,366, respectively. As of March 31, 2008 and December 31, 2007, the outstanding balances of the Miami credit facility were $22,029 and $20,518, respectively. As of March 31, 2008 and December 31, 2007, the outstanding balances of the in-country credit facilities were $9,211 and $5,848, respectively. The increase in the outstanding balance as of March 31, 2008, is primarily attributed to the increased borrowing by our subsidiaries to meet local working capital requirements, particularly additional borrowings of $2,000 related to our operations in Guatemala, $658 related to our operations in Chile, and $670 related to our operations in Panama.

SBA – Miami

In August 2005, SBA entered into a $25,000 revolving credit facility with Comerica Bank. Borrowings against the facility bear interest at the U.S. prime lending rate less 0.75% (4.50% at March 31, 2008) or Eurodollar rate plus 1.9% and are secured on a first priority basis with all the assets of SBA. Interest is due monthly and the facility has a maturity date of August 25, 2008. Amounts borrowed under the revolver may be repaid and re-borrowed at anytime during the term of the agreement with the bank. Borrowing capacity is established monthly based on certain parameters established by the agreement. Advances under the line of credit are provided based on 85.0% of eligible domestic accounts receivables and 67.5% of eligible foreign accounts receivable plus 60.0% of eligible domestic inventory less any credit facility reserves. The credit facility contains certain financial and non-financial covenants, including but not limited to, maintenance of a minimum level of tangible effective net worth, as defined and annual limitations on capital expenditures.

In September 2006, the Company was in default under its credit agreement with Comerica Bank due to the payments made by SBA to the Company on the intercompany loan that was restricted under the subordination agreement to the credit agreement. In November 2006, the Company obtained certain waivers and amendments to the credit agreement and the subordination agreement from Comerica Bank. The amendments allowed for SBA to make these payments to the Company for the remaining $22,608, and required the Company to maintain a minimum level of tangible effective net worth of at least $37,000 (which minimum level declined from the end of the fourth fiscal quarter of 2006 to the end of the fourth fiscal quarter of 2007 to $25,000 and remains at $25,000 thereafter).

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

In August 2007, SBA entered into another amendment to the revolving credit facility agreement to increase the borrowing base of the facility from $27,500 to $30,000 (including $3,400 of letter of credit commitments) and to extend the maturity date to August 25, 2010. In September 2007, SBA entered into another amendment the revolving credit facility agreement to increase the 2007 capital expenditures limit from $2,500 to $3,000.

As of March 31, 2008 and December 31, 2007, SBA’s outstanding draws against the revolving credit facility were $16,380 and $14,511, respectively. Based on collateral limitations, as of March 31, 2008 and December 31, 2007, the amounts available under the revolving credit facility were $13,620 and $15,489, respectively, and SBA’s outstanding checks issued in excess of bank balances were $5,649 and $6,007, respectively.

As of March 31, 2008 and December 31, 2007, SBA was in default of its minimum tangible effective net worth and senior debt to tangible effective net worth ratio under its credit agreement with Comerica Bank. Under the agreement, SBA is required to maintain a minimum tangible effective net worth of $25,000 and a senior debt to tangible effective net worth ratio of not more than 2.5 to 1.0. On March 28, 2008, SBA obtained from Comerica Bank an amendment to its credit agreement for the definition of the tangible effective net worth. In addition, SBA obtained a waiver to its credit agreement for the senior debt to tangible effective net worth ratio as of December 31, 2007, and an amendment for the definition of the tangible effective net worth and to increase the senior debt to tangible effective net worth ratio to not more than 3.5 to 1.0, effective for the quarters ended March 31, 2008 and June 30, 2008, and not more than 3.0 to 1.0 thereafter. As of March 31, 2008 and December 31, 2007, SBA was in compliance with its other financial covenants.

On May 14, 2008, SBA obtained a waiver to its credit agreement for the minimum tangible effective net worth and the senior debt to tangible effective net worth ratio as of March 31, 2008. SBA also obtained an amendment to its credit agreement decreasing the minimum effective net worth of $25,000 to $20,000, effective for the quarters ended September 30, 2008 and March 31, 2009. SBA is required to maintain a minimum tangible effective net worth of $25,000 for the quarters ended June 30, 2008, December 31, 2008, June 30, 2009, and the end of each quarter thereafter. The amendment requires SBA’s senior debt to tangible effective net worth ratio to not more than 5.0 to 1.0, effective as of December 31, 2008 and December 31 of each year thereafter. The amendment increases SBA’s senior debt to tangible effective net worth ratio to not more than 6.0 to 1.0, effective as of June 30, 2008, September 30, 2008, March 31, 2009, and June 30, September 30 and March 31 of each year thereafter. Under the amendment, borrowings against the facility bear interest at the U.S. prime lending rate (5.25% at March 31, 2008) or Eurodollar rate plus 2.4%.

Intcomex Peru S.A.C.

Intcomex Peru S.A.C. (“Intcomex Peru”) has four lines of credit with two financial institutions totaling $4,800 and $1,480 as of March 31, 2008 and December 31, 2007, respectively. The lines are collateralized with a guarantee from Intcomex Holdings, LLC, and carry interest rates ranging from 5.0% to 11.0%. As of March 31, 2008 and December 31, 2007, Intcomex Peru had outstanding balances under the lines of credit of $3,398 and $1,179, respectively.

Intcomex de Guatemala, S.A.

Intcomex de Guatemala, S.A. (“Intcomex Guatemala”) has one line of credit with a local financial institution totaling $4,000 and $2,000 as of March 31, 2008 and December 31, 2007, respectively. The line carries an interest rate of 7.0% and matures on July 7, 2008. As of March 31, 2008, Intcomex Guatemala had outstanding balances under the line of credit of $2,000. As of December 31, 2007, Intcomex Guatemala did not have an outstanding balance under the line of credit.

TGM S.A. – Uruguay

TGM S.A. – Uruguay (“Intcomex Uruguay”) has three lines of credit with local financial institutions totaling $3,550 as of March 31, 2008 and December 31, 2007. The lines are collateralized with a guarantee from Intcomex Holdings, LLC. As of March 31, 2008 and December 31, 2007, Intcomex Uruguay had outstanding balances under the lines of credit of $1,139 and $3,464, respectively. Each line of credit carried an interest rate of 8.0% and expired on April 30, 2008.

Intcomex S.A. – Chile

Intcomex, S.A. – Chile (“Intcomex Chile”) has an unsecured line of credit with an interest rate of 11.8% with a local financial institution. As of March 31, 2008 and December 31, 2007, the outstanding balance under this line of credit was $679 and $21, respectively. The line of credit matures on September 30, 2008. Intcomex Chile has an unsecured 30 day revolving line of credit with an interest rate of 4.3%.

Computación Monrenca Panama, S.A.

Computación Monrenca Panama, S.A. (“Intcomex Panama”) has a line of credit with a local financial institution. As of March 31, 2008 and December 31, 2007, the outstanding balance under this line of credit was $670. As of December 31, 2007, Intcomex Panama did not have an outstanding balance under the line of credit. The line of credit matures on June 30, 2008, and carries an interest rate ranging from 7% to 9%.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

Intcomex de Ecuador, S.A.

Intcomex de Ecuador, S.A. (“Intcomex Ecuador”) has a line of credit with a local financial institution carrying an interest rate of 10.9%. As of March 31, 2008 and December 31, 2007, Intcomex Ecuador had an outstanding balance under this line of credit of $664 and $700, respectively.

Intcomex Colombia, LTDA

Intcomex Colombia, LTDA (“Intcomex Colombia”) has three lines of credit with local financial institutions carrying interest rates ranging from 13.5% to 28.0% and an unsecured revolving line of credit for cash overdrafts with a local financial institution carrying an interest rate of 24.0%. As of March 31, 2008 and December 31, 2007, Intcomex Colombia had outstanding balances under the lines of credit of $535 and $205, respectively, and a cash overdraft balance of $53 and $104, respectively.

Note 6. Long-Term Debt, Net

Long-term debt consisted of the following for the periods presented:

	As of March 31, 2008	As of December 31, 2007
Long-term debt, net of current portion
Intcomex, Inc. 11 3/4% Second Priority Senior Secured Notes	$113,446	$114,481
SBA – Miami capital lease	1,312	1,378
Intcomex Peru collateralized notes	796	817
Other, including various capital leases	565	548

Total long-term debt	116,119	117,224
Current maturities of long-term debt	(4,603)	(5,624)

Total long-term debt, net of current portion	$111,516	$111,600

On August 25, 2005, the Company consummated a high yield debt offering of $120,000 in aggregate principal amount of 11 3/4% Second Priority Senior Secured Notes, due January 15, 2011 (the “11 3/4% Senior Notes”). The 11 3/4% Senior Notes are secured with 100.0% of the common shares of Holdings and SPC-I, 65.0% of the common shares of IXLA, with a second priority lien on the assets of SBA. In August 2005, the Board of Directors declared and approved the payment of a $20,000 dividend to shareholders of record on August 25, 2005, using a portion of the proceeds from our $120,000 11 3/4% Senior Notes offering.

On December 14, 2006, the Company completed the exchange of 100.0% of the outstanding principal of the 11 3/4% Senior Notes for SEC registered publicly tradable notes that have substantially identical terms and conditions as the initial Notes. On or after January 15, 2007, the Company was eligible to redeem a portion or all of the 11 3/4% Senior Notes. On August 14, and 15, 2007, the Company repurchased a total of $5,000 of its 11 3/4% Senior Notes in connection with its mandatory sinking fund redemption requirement and subsequently retired the repurchased 11 3/4% Senior Notes. As of March 31, 2008 and December 31, 2007, $113,446 and $114,481, respectively, of the 11 3/4% Senior Notes remained outstanding.

On April 30, 2007, SBA entered into a lease agreement with Comerica Bank in the principal amount of $1,505 for the acquisition of the Miami office and warehouse equipment. Interest is due monthly at 1.96% of the total equipment costs and all outstanding amounts are due April 30, 2012. As of March 31, 2008 $1,312 remained outstanding under the lease agreement.

On March 13, 2008, the Company purchased $1,000 of its 11 3/4% Senior Notes in an arm’s length transaction, at 98.25% of face value plus accrued interest in connection with its mandatory sinking fund redemption requirement.

On April 9, 2008 and April 25, 2008, the Company purchased $1,000 of its 11 3/4% Senior Notes in arm’s length transactions on each date at 96.25% and 96.5%, respectively, of face value plus accrued interest in connection with its mandatory sinking fund redemption requirement.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

Note 7. Income Taxes

Income tax provision consisted of the following for the periods presented:

	Three Months Ended March 31,
	2008	2007
Income tax provision
Current (benefit) expense
Federal and state	$(131)	$5
Foreign	1,917	1,725

Total current expense	1,786	1,730

Deferred (benefit) expense
Federal and state	(875)	(181)
Foreign	(310)	(219)

Total deferred benefit	(1,185)	(400)

Total income tax provision	$601	$1,330

A reconciliation of the statutory federal income tax rate and effective rate as a percentage of income before provision for income taxes consisted of the following for the periods presented:

	Three Months Ended March 31,
	2008	%	2007	%
Effective tax rate
Income before provision for income taxes
U.S.	$(2,985)		$(458)
Foreign	12,410		5,268

Income before provision for income taxes	$9,425		$4,810

Tax at statutory rate	$3,205	34	$1,635	34
State income taxes, net of federal income tax benefit	(137)	(2)	(26)	(1)
Effect of tax rates on non-U.S. operations	(2,487)	(26)	(273)	(6)
Change in valuation allowance	20	—	(6)	—

Effective tax rate	$601	6	$1,330	27

Our effective tax rate for the three months ended March 31, 2008 was 6%, as compared to 27% for the three months ended March 31, 2007. The decline in the effective tax rate was primarily due to lower taxable earnings primarily in Chile, Colombia and Peru.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

The Company’s deferred tax asset (liability) was attributable to the following for the periods presented:

	As of March 31, 2008	As of December 31, 2007
Deferred tax asset
Current asset
Allowance for doubtful accounts	$708	$495
Inventory	863	774
Accrued expense	352	338
Tax goodwill	379	295

Total current asset	2,302	1,902
Non-current asset
Tax goodwill	1,049	1,111
Net operating loss	7,412	6,657
Taxes	518	343
Valuation allowance	(590)	(569)

Total non-current asset	8,389	7,542

Total deferred tax asset	$10,691	$9,444

Deferred tax liability
Current liability
Leasehold improvements	—	—
Inventory	(352)	(414)

Total current liability	$(352)	$(414)
Non-current liability
Fixed assets	(774)	(649)
Amortizable intangible assets	(864)	(872)
Inventory	(668)	(661)

Total non-current liability	(2,306)	(2,182)

Total deferred tax liability	$(2,658)	$(2,596)

Net deferred tax asset	$8,033	$6,848

SBA recorded tax goodwill of approximately $9,800 in July 1998, which is being amortized for tax purposes over 15 years. As of March 31, 2008, the remaining balance of the tax goodwill was $3,445. At December 31, 2004, there was a $600 valuation allowance against such deferred tax asset that was reversed in 2005, as management determined that future projected taxable income will be sufficient to realize the deferred tax asset. SBA established a deferred tax asset of $262 for foreign withholding taxes paid in El Salvador during 2005. Management established a $262 valuation allowance against this asset pending further tax planning efforts to realize its full benefit.

Intcomex Colombia has a $274 deferred tax asset related to a net operating loss (“NOL”) carry forward. Management established a $250 valuation allowance against this deferred tax asset pending Intcomex Colombia’s further growth in taxable income. Colombia allows for an eight year carry forward on NOLs, which expires in 2013.

The Company has U.S. and state of Florida NOLs resulting in a deferred tax asset of $6,408, which begin to expire in 2026. No valuation allowance has been recorded against this NOL, as management believes it will be fully realized.

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

The Company files tax returns in the U.S., the state of Florida and in various foreign jurisdictions. The 2004 and 2005 tax returns were examined by the IRS and concluded with no change to the returns. Tax year 2006 remains open for examination by the IRS. Tax years 2006, 2005 and 2004 remain open for examination by the Florida Department of Revenue.

Note 8. Stock-Based Compensation

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

In February 2008, our Board of Directors authorized the issuance of $90 of common stock, with a three year vesting period of one-third per year on the annual anniversary date, to our newest board member Mr. Henriques, as the initial equity consideration for his election to the Board of Directors, upon approval by the shareholders at the Company’s May 2008 Shareholders’ Meeting. In February 2007, our Board of Directors also authorized the issuance of $50 of common stock, with a three year vesting period of one-third per year on the annual anniversary date, to each of our board members Mr. Henriques, Mr. Madden and Ms. Miltner, as equity consideration for board membership, upon approval by the shareholders at the Company’s May 2008 Shareholders’ Meeting. In November 2007, our Board of Directors authorized the issuance at the time of an initial public offering of 32 shares of restricted stock at the initial public offering price, with a three year vesting period of one-third per year on the annual anniversary date, to each of our board members Mr. Madden and Ms. Miltner.

On February 27, 2007, options to acquire an aggregate of approximately 1,540 shares of Class B common stock, non-voting were granted under 2007 Founders’ Grant Stock Option Plan (the “Plan) to certain management employees and independent, non-employee directors. The options were granted at an exercise price of $1,077 per share, which was equal to the fair value of our common stock on the date of grant. The weighted-average grant date fair value of options granted during the three months ended March 31, 2007 was $566 per share. The shares vest ratably over a three year vesting period of one-third per year on the annual anniversary date and expire 10 years from the date of grant. There were no stock options granted during the three months ended March 31, 2008. There were 513 options vested during the three months ended March 31, 2008. The options were not dilutive during the three months ended March 31, 2008, as the fair value of the options is below the exercise price of the options.

A summary of the option activity under the Plan as of March 31, 2008, and changes during the period ended March 31, 2008, consisted of the following:

	Outstanding Options (in shares)	Weighted-Average Exercise Price per Option (in dollars)	Exercisable Options (in shares)
Balance at January 1, 2008	1,540	$1,077	—
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	—	—	—

Balance at March 31, 2008	1,540	$1,077	513

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

Total compensation costs related to stock-based compensation charged against income during the three months ended March 31, 2008 were $73. There were no compensation costs related to stock-based compensation charged against income during the three months ended March 31, 2007. The compensation costs are recorded in salaries, wages and benefits in the consolidated statements of operations as part of selling, general and administrative expenses. As of March 31, 2008 and December 31, 2007, there was $599 and $672, respectively, of total unrecognized compensation cost related to unvested stock-based compensation arrangements, which is expected to be recognized over a weighted average period of approximately 3.0 years. There were no shares of common stock authorized for issuance during the three months ended March 31, 2008 and 2007. There were no compensation costs recorded related to the authorization of the issuance of shares of common stock to our Board of Directors during the three months ended March 31, 2008 and 2007.

SFAS No. 123R requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation. At the grant date, the Company estimated the number of shares expected to vest and will subsequently adjust compensation costs for the estimated rate of forfeitures on an annual basis. The Company will use historical data to estimate option exercise and employee termination in determining the estimated forfeiture rate. The estimated forfeiture rate applied as of the most recent option grant date in 2007 was 0% because it was the Company’s initial grant date.

Note 9. Commitments and Contingencies and Other

Litigation

In the normal course of business, the Company is subject to litigation. In the opinion of management, the ultimate resolution of these litigations will not have a material adverse impact on the consolidated financial statements.

Tax Settlement

In 2007, we incurred a net pre-tax charge of approximately $3,800, (approximately $2,700 after tax), including legal and accounting fees, in operating expenses, as a result of settlements with Uruguayan regulatory authorities. On June 29, 2007, our Uruguayan subsidiary, T.G.M., S.A., reached a settlement agreement with the Uruguayan tax agency Dirección General Impositiva (“DGI”) following a tax audit for the period 2001 through 2005. During this tax audit, questions were raised by the DGI about the alleged failure of two local suppliers operating through several legal entities to pay value added taxes and other taxes in connection with the sale of certain IT products to our Uruguayan subsidiary. Our Uruguayan subsidiary cooperated fully with the audit and, based on an internal investigation, we believe our Uruguayan subsidiary has at all times complied with its tax payment obligations and properly recorded, reported and paid all taxes. At the same time, due to the possibility of significant potential fines and related legal expenses, our Uruguayan subsidiary approached the DGI seeking a resolution, and after negotiation, agreed to pay approximately UYP 53,000 or $2,200, and forfeit $500 in previously recognized tax credits in connection with the settlement agreement. Our Uruguayan subsidiary was also engaged in a parallel negotiation process with the Uruguayan customs authorities relating to the same time periods and facts, and entered into a similar settlement agreement with the customs authorities providing for the payment of approximately UYP 26,200, or $1,100. In connection with this payment, we received a credit from the customs authorities of approximately $3,000.

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

        Anthony Shalom and Michael Shalom and the other individuals (the “Pledging Noteholders”) (all of whom are affiliated with but not including Anthony Shalom and Michael Shalom) who sold shares to CVC International, our principal shareholder, in connection with the acquisition of control in our Company in 2004, entered into an indemnity agreement dated as of June 29, 2007 (the “Indemnity Agreement”). The Indemnity Agreement provided for the payment of approximately $3,000 by Anthony Shalom and Michael Shalom to the Company by August 14, 2007, in order to indemnify CVC International for the outflow of funds related to that

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

portion of the settlement payments and certain expenses corresponding to the tax audit period from 2002 through August 31, 2004 (i.e., the closing date under the stock purchase agreement) and certain related legal, accounting and other expenses, as required by the stock purchase agreement dated as of August 27, 2004. To secure the payment obligation, the indemnity agreement required Anthony Shalom and Michael Shalom to arrange for a pledge of the 11 3/4% Senior Notes owned by the Pledging Noteholders in the same principal amount as the indemnity payment. The pledge was executed as of June 29, 2007, in the same principal amount as the indemnity payment made prior to August 14, 2007.

As a result of a privately negotiated arm’s length transaction arranged by Anthony Shalom and Michael Shalom on August 15, 2007, the Company repurchased approximately $2,200 of the 11 3/4% Senior Notes held by the Pledging Noteholders at the same market price as $2,800 of the 11 3/4% Senior Notes we purchased in the open market at the end of business on the prior day. We delivered all $5,000 aggregate principal amount of the 11 3/4% Senior Notes purchased on such dates to the trustee, under the indenture governing the 11 3/4% Senior Notes, for cancellation in satisfaction of our mandatory sinking fund redemption that we were required to make by August 15, 2007 under the indenture.

Note 10. Additional Paid in Capital

In February 2008, our Board of Directors authorized the issuance of $90 of common stock, with a three year vesting period of one-third per year, to our newest board member Mr. Henriques, as the initial equity consideration for his election to the Board of Directors, upon approval by the shareholders at the Company’s May 2008 Shareholders’ Meeting. In February 2008, our Board of Directors also authorized the issuance of $50 of common stock, with a three year vesting period of one-third per year on the annual anniversary date, to each of our board members Mr. Henriques, Mr. Madden and Ms. Miltner, as equity consideration for board membership, upon approval by the shareholders at the Company’s May 2008 Shareholders’ Meeting.

In February 2007, the Board of Directors of our Company authorized a one-time issuance of options to acquire an aggregate of 1,540 shares of Class B common stock, non-voting under the Plan to certain of the Company’s management employees and independent, non-employee directors. The shares vest ratably over a three year vesting period of one-third per year on the annual anniversary date and expire 10 years from the date of grant. There were no options issued during the three months ended March 31, 2008. Total compensation costs related to stock-based compensation charged against income with an offsetting increase to additional paid in capital was $73 for the three months ended March 31, 2008. There were no compensation costs related to stock-based compensation charged against income during the three months ended March 31, 2007.

In June 2007, the Company recorded $3,029 of additional paid in capital and a related party receivable to record the indemnifying shareholders obligation to CVC International as required by the stock purchase agreement, for the outflow of funds in connection with the settlement reached with the Uruguayan tax agency. For a detailed discussion of the Uruguayan tax settlement, see “Part I—Financial Information, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Uruguay Tax Audit.”

In November 2007, our Board of Directors authorized the issuance at the time of an initial public offering of $32 shares of restricted stock at the initial public offering price, with a three year vesting period of one-third per year on the annual anniversary date, to each of our board members Mr. Madden and Ms. Miltner. There were no compensation costs recorded related to the authorization of the issuance of shares of common stock during the three months ended March 31, 2008 and 2007. There were no issuances of shares of common stock during the three months ended March 31, 2008 and 2007.

Note 11. Segment Information

The Company operates in a single industry segment, that being a distributor of IT products. The Company’s operating segments are based on geographic location. Geographic areas in which the Company operated during the three months ended March 31, 2008 and 2007, include sales generated from and invoiced by the Miami, Florida operations (the “Miami operations”) and sales generated from and invoiced by all of the Latin American subsidiary operations (the “in-country operations”). All in-country operations have been aggregated as one segment due to similar products and economic characteristics. The Company sells one type of product line, IT products. The Company is a distributor of IT products and does not provide any separately billable services. It is impracticable for the Company to report the revenues from external customers for the group of similar products within the product line because the general ledger used to prepare the Company’s financial statements does not track sales by product.

Inter-segment revenue primarily represents intercompany revenue between the Miami operations and the in-country operations at established prices between the related companies and are eliminated in consolidation.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

The measure for the Company’s segment profit is operating income. Financial information by geographic operating segment is as follows:

	Three Months Ended March 31,
	(Unaudited)
	2008	2007
Statement of Operations Data:
Revenue
Miami operations
Revenue to unaffiliated customers (1)	$80,965	$74,951
Intersegment	71,438	68,442

Total Miami operations revenue	152,403	143,393
In-country operations revenue	196,494	168,826
Eliminations of inter-segment sales	(71,438)	(68,442)

Total revenue	$277,459	$243,777

Operating income
Miami operations	$1,867	$3,359
In-country operations	6,064	5,921

Total operating income	$7,931	$9,280

	As of March 31, 2008	As of December 31, 2007
Balance Sheet Data:
Assets
Miami operations	$193,047	$185,623
In-country operations	188,624	177,385

Total assets	$381,671	$363,008

Property and equipment, net
Miami operations	$7,107	$6,686
In-country operations	8,595	8,373

Total property and equipment, net	$15,702	$15,059

Goodwill
Miami operations	$21,253	$21,253
In-country operations	13,004	13,004

Total goodwill	$34,257	$34,257

(1) For purposes of geographic disclosure, revenue is attributable to the country in which the Company’s individual business resides.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

Note 12. Guarantor Condensed Consolidating Financial Statements

At March 31, 2008 and December 31, 2007, $113,446 and $114,481, respectively, of the 11 3/4% Senior Notes remained outstanding. The 11 3/4 % Senior Notes are unconditionally guaranteed by each of the Company’s subsidiaries (collectively, the “Subsidiary Guarantors”), with the exception of 35.0% of the common shares of IXLA (collectively, the “Non-Guarantor Subsidiaries”). Each of the note guarantees covers the full amount of the 11 3/4% Senior Notes and each of the Subsidiary Guarantors is 100% owned by the Company. Pursuant to Rule 3-10(f) of Regulation S-X, supplemental financial unaudited information for the Company, its combined Subsidiary Guarantors and its combined Non-Guarantor Subsidiaries is presented below:

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2008

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$156	$22,147	$—	$22,303
Trade accounts receivable, net	—	87,178	84,501	(46,902)	124,777
Inventories	(332)	39,151	89,323	(1,241)	126,901
Other current assets	39,434	35,409	37,625	(73,984)	38,484

Total current assets	39,102	161,894	233,596	(122,127)	312,465

Property and equipment, net	2,955	4,152	8,595	—	15,702
Investments in subsidiaries	134,253	181,912	—	(316,165)	—
Goodwill	—	21,253	13,004	—	34,257
Other assets	11,248	877	7,167	(45)	19,247

Total assets	$187,558	$370,088	$262,362	$(438,337)	$381,671

Liabilities and Shareholders’ Equity
Current liabilities	$14,491	$171,074	$138,199	$(120,887)	$202,877
Long-term debt, net of current portion	109,480	1,350	686	—	111,516
Deferred tax liabilities	190	406	1,710	—	2,306
Other long-term liabilities	—	1,083	492	—	1,575

Total liabilities	124,161	173,913	141,087	(120,887)	318,274
Total shareholders’ equity	63,397	196,175	121,275	(317,450)	63,397

Total liabilities and shareholders’ equity	$187,558	$370,088	$262,362	$(438,337)	$381,671

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2007

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$81	$29,318	$—	$29,399
Trade accounts receivable, net	—	111,544	87,328	(82,128)	116,744
Inventories	—	37,842	80,356	(1,237)	116,961
Other current assets	42,519	5,589	26,258	(42,239)	32,127

Total current assets	42,519	155,056	223,260	(125,604)	295,231

Property and equipment, net	2,504	4,182	8,373	—	15,059
Investments in subsidiaries	121,374	169,018	—	(290,392)	—
Goodwill	—	21,253	13,004	—	34,257
Other assets	10,665	946	6,885	(35)	18,461

Total assets	$177,062	$350,455	$251,522	$(416,031)	$363,008

Liabilities and Shareholders’ Equity
Current liabilities	$13,390	$166,007	$138,571	$(124,366)	$193,602
Long-term debt, net of current portion	109,436	1,448	716	—	111,600
Deferred tax liabilities	135	364	1,683	—	2,182
Other long-term liabilities	—	1,035	488	—	1,523

Total liabilities	122,961	168,854	141,458	(124,366)	308,907
Total shareholders’ equity	54,101	181,601	110,064	(291,665)	54,101

Total liabilities and shareholders’ equity	$177,062	$350,455	$251,522	$(416,031)	$363,008

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2008

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Revenue	$(193)	$152,403	$196,687	$(71,438)	$277,459
Cost of revenue	(475)	144,778	178,072	(71,434)	250,941

Gross profit	282	7,625	18,615	(4)	26,518
Operating expenses	1,514	4,521	12,552	—	18,587

Operating (loss) income	(1,232)	3,104	6,063	(4)	7,931
Other expense (income)
Interest expense (income), net	3,683	355	(36)	—	4,002
Other, net	(11,666)	(12,549)	(6,309)	25,028	(5,496)

Total other (income) expense	(7,983)	(12,194)	(6,345)	25,028	(1,494)

Income (loss) before provision for income taxes	6,751	15,298	12,408	(25,032)	9,425

(Benefit) provision for income taxes	(2,073)	1,068	1,606	—	601

Net income (loss)	$8,824	$14,230	$10,802	$(25,032)	$8,824

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2007

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Revenue	$—	$143,393	$168,826	$(68,442)	$243,777
Cost of revenue	—	134,485	152,710	(68,153)	219,042

Gross profit	—	8,908	16,116	(289)	24,735
Operating expenses	821	4,439	10,195	—	15,455

Operating (loss) income	(821)	4,469	5,921	(289)	9,280
Other expense (income)
Interest expense, net	3,914	166	(34)	—	4,046
Other, net	(6,424)	(6,684)	397	13,135	424

Total other (income) expense	(2,510)	(6,518)	363	13,135	4,470

Income (loss) before provision for income taxes	1,689	10,987	5,558	(13,424)	4,810

(Benefit) provision for income taxes	(1,791)	1,617	1,504	—	1,330

Net income (loss)	$3,480	$9,370	$4,054	$(13,424)	$3,480

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2008

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Cash flows from operating activities	$1,616	$(1,828)	$(9,664)	$—	$(9,876)

Cash flows from investing activities
Purchases of property and equipment, net	(617)	(177)	(597)	—	(1,391)
Other	—	—	3	—	3

Cash used in investing activities	(617)	(177)	(594)	—	(1,388)

Cash flows from financing activities
Borrowings (payments) under lines of credit, net	—	2,169	2,705	—	4,874
Borrowings under long-term debt	—	—	36	—	36
Payments of long-term debt	(999)	(89)	(53)	—	(1,141)

Cash flows from financing activities	(999)	2,080	2,688	—	3,769

Effects of exchange rate changes	—	—	399	—	399

Net increase (decrease) in cash and cash equivalents	—	75	(7,171)	—	(7,096)
Cash and cash equivalents, beginning of period	$—	$81	$29,318	$—	$29,399

Cash and cash equivalents, end of period	$—	$156	$22,147	$—	$22,303

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2007

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Cash flows from operating activities	$660	$11,505	$(4,570)	$—	$7,595

Cash flows from investing activities
Purchases of property and equipment, net	(654)	(1,365)	(816)	—	(2,835)
Other	—	—	148	—	148

Cash used in investing activities	(654)	(1,365)	(668)	—	(2,687)

Cash flows from financing activities
(Payments) borrowings under lines of credit, net	—	(9,818)	814	—	(9,004)
Borrowings under long-term debt	—	100	487	—	587
Payments of long-term debt	—	(130)	—	—	(130)

Cash flows from financing activities	—	(9,848)	1,301	—	(8,547)

Effects of exchange rate changes	—	—	(263)	—	(263)

Net increase (decrease) in cash and cash equivalents	6	292	(4,200)	—	(3,902)
Cash and cash equivalents, beginning of period	$2	$131	$20,441	$—	$20,574

Cash and cash equivalents, end of period	$8	$423	$16,241	$—	$16,672

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”), including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, beliefs, estimates, forecasts, and projections and management assumptions about our Company, our future performance, our liquidity and the IT products distribution industry in which we operate. Words such as “may”, “intend”, “expect,” “anticipate,” “believe”, “target,” “goal,” “project,” “plan,” “seek,” “estimate,” “continue,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances including but not limited to, management’s expectations for competition, revenues, margin, expenses and other operating results; capital expenditures; liquidity; capital requirements, acquisitions and exchange rate fluctuations, each of which involves numerous risks and uncertainties are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II —Other Information, Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 31, 2008 (“Annual Report”) and elsewhere herein. These risks and uncertainties include, but are not limited to, the following:

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

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative but not exhaustive. In addition, new risks and uncertainties may arise from time to time. Accordingly, all forward-looking statements should be evaluated with an understanding of their inherent uncertainty. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements because of certain factors discussed below or elsewhere in this Quarterly Report and included in the Company’s Annual Report. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report and our unaudited consolidated financial statements for the fiscal quarter ended March 31, 2008, which are included in this Quarterly Report.

Overview

We believe we are the largest pure play value-added distributor of information technology (“IT”) products focused solely on serving Latin America and the Caribbean. We distribute computer components, peripherals, software, computer systems, accessories, networking products and digital consumer electronics to more than 40,000 customers in 40 countries. We offer single source purchasing to our customers by providing an in-stock selection of more than 5,700 products from over 197 vendors, including many of the world’s leading IT product manufacturers. From our headquarters and main distribution center in Miami, Florida, we support a network of 25 sales and distribution operations in 12 Latin American and Caribbean countries and a sales office in Brazil.

Our results for the three month period ended March 31, 2008 reflect increases in revenue and gross profit from the corresponding period in 2007, as we have achieved a positive year-over-year revenue growth from our significant product lines and our customer markets. We believe this growth is attributable, in part, to the successful implementation of our sales strategies. Revenue increased by $33,682 or 13.8% and gross profit increased by $1,783 or 7.2% for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.

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

•

Shift in revenue to in-country operations. One of our growth strategies is to expand the geographic presence of our in-country operations into areas in which we believe we can achieve higher gross margins than our Miami operations. Miami gross margins are generally lower than in-country gross margins because Miami is a more competitive market and Miami’s customers, who are primarily other Miami-based IT distributors or large IT distributors, resellers and retailers located in Latin America or the Caribbean, have larger average order quantities than customers of our in-country segment and as a result benefit from lower average prices. In-country revenue grew by an average of 26.6% annually between 2001 and 2007, as compared to growth in Miami revenue of an average of 12.6% annually over the same period. In-country revenue accounted for 70.8% and 69.3% of consolidated revenue for the three months ended March 31, 2008 and 2007, respectively, and 72.2% and 70.0% of consolidated revenue for the years ended December 31, 2007 and 2006, respectively. This growth in our in-country operations reflects in part the growth in local market share achieved by four of our distribution centers (El Salvador, Ecuador, Costa Rica and Jamaica) that were opened in 2000, the Argentina operation opened in September 2003 and our Colombia operation opened in January 2004. Our in-country presence was further expanded by our re-acquisition of Centel in Mexico in June 2005 discussed below.

•

Exposure to fluctuations in foreign currency. A significant portion of our revenues from in-country operations is invoiced in currencies other than the U.S. dollar and a significant amount of our in-country operating expenses are denominated in currencies other than U.S. dollars. In markets where we invoice in local currency, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, the appreciation of a local currency will reduce our gross profit and gross margins in U.S. dollar terms. In markets where our books and records are prepared in currencies other than the U.S. dollar, the appreciation of a local currency will increase our operating expenses and decrease our operating margins in U.S. dollar terms. In our consolidated statement of operations, a foreign exchange gain of $5.5 million and foreign exchange loss of $0.4 million was included for the three months ended March 31, 2008 and 2007, respectively. We generally do not engage in foreign currency hedging arrangements, and, consequently, foreign currency fluctuations may adversely affect our results of operations, including our gross margins and operating margins.

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

•

Increased levels of indebtedness. In connection with the investment by CVC International in our Company in August 2004 and our re-acquisition of Centel, we borrowed under our former senior secured credit facility with Wells Fargo Foothill and Morgan Stanley, which we refer to as our “former senior secured credit facility,” and issued subordinated seller notes to the sellers, which increased our leverage and our interest expense. In August 2005, we issued $120.0 million of 11 3/4% Senior Notes and used the proceeds to repay the outstanding principal balances on our former senior secured credit facility and subordinated seller notes as well as to pay a $20.0 million dividend to our stockholders. For the three months ended March 31, 2008 and 2007, interest expense was $4.3 million and $4.2 million, respectively.

•

Centel re-acquisition. On June 23, 2005, we re-acquired all of the outstanding shares of our former subsidiary Centel (which we originally sold in 2001) for $14.0 million in cash, $3.0 million in Class B common shares, non-voting and $2.8 million in subordinated seller notes, representing an aggregate consideration of $19.8 million. For the three months ended March 31, 2008 and 2007, Centel had revenues of $29.4 million, and $28.5 million, respectively, and net income of $0.8 million and $1.1 million, respectively.

Uruguay Tax Audit

In 2007, we incurred a net pre-tax charge of $3.8 million, ($2.7 million after tax), including legal and accounting fees, in operating expenses as a result of settlements with Uruguayan regulatory authorities, as described herein.

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

As a result of a privately negotiated arm’s length transaction arranged by Anthony Shalom and Michael Shalom on August 15, 2007, the Company repurchased $2.2 million of the 11 3/4 % Senior Notes held by the Pledging Noteholders at the same market price as $2.8 million of the 11 3/4% Senior Notes we purchased in the open market at the end of business on the prior day. We delivered all $5.0 million aggregate principal amount of the 11 3/4% Senior Notes purchased on such dates to the trustee, under the indenture governing the 11 3/4 % Senior Notes, for cancellation in satisfaction of our mandatory sinking fund redemption that we were required to make by August 15, 2007 under the indenture.

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

Comparison of the quarter ended March 31, 2008 versus the quarter ended March 31, 2007

The following table sets forth selected financial data and percentages of revenue for the periods presented (in thousands):

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Revenue	$277,459	100.0%	$243,777	100.0%
Cost of revenue	250,941	90.4%	219,042	89.9%

Gross profit	26,518	9.6%	24,735	10.1%
Selling, general and administrative	17,663	6.4%	14,639	6.0%
Depreciation and amortization	924	0.3%	816	0.3%

Total operating expenses	18,587	6.7%	15,455	6.3%

Operating income	7,931	2.9%	9,280	3.8%
Other (income) expense, net	(1,494)	(0.5)%	4,470	1.8%

Income before provision for income taxes	9,425	3.4%	4,810	2.0%
Provision for income taxes	601	0.2%	1,330	0.5%

Net income	$8,824	3.2%	$3,480	1.4%

Revenue. Revenue increased $33.7 million, or 13.8%, to $277.5 million for the three months ended March 31, 2008, from $243.8 million for the three months ended March 31, 2007. Revenue growth was largely attributable to our strong sales performance and the increased demand for our IT products throughout Latin America and the Caribbean. In particular, the growth in revenue was driven primarily by the increase in sales of notebook computers of $18.7 million, monitors of $5.2 million, hard drives of $4.9 million, software of $4.0 million, and basic “white-box” systems of $3.9 million due to our sales strength in our Miami operations and our in-country operations, particularly in Chile, Colombia, Peru and Uruguay. Also contributing to our revenue growth was the increase in the average selling price of software, monitors and basic “white-box” systems, despite the decreased average selling price of memory products, CPUs and notebook computers. We experienced a 32.3% growth in unit shipments across our core product lines for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, partially offset by a 7.9% decline in average sales prices across the same core products. In-country revenue increased $27.7 million, or 16.4%, to $196.5 million for the three months ended March 31, 2008, from $168.8 million for the three months ended March 31, 2007. In-country revenue accounted for 70.8% of our total revenue for the three months ended March 31, 2008, as compared to 69.3% of our total revenue for the three months ended March 31, 2007. The growth in sales derived from our in-country operations reflected the increased demand for notebook computers, basic “white-box” systems, software and monitors, partially offset by the decreased sales of motherboards. Miami revenue increased $6.0 million, or 8.0%, to $81.0 million for the three months ended March 31, 2008 (net of $71.4 million of revenue derived from sales to our in-country operations) from $75.0 million for the three months ended March 31, 2007 (net of $68.4 million of revenue derived from sales to our in-country operations). The growth in sales derived from our Miami operations reflected the increased demand for hard drives, software, monitors, notebook computers and memory products, partially offset by the decreased sales of motherboards.

Gross profit. Gross profit increased $1.8 million, or 7.2%, to $26.5 million for the three months ended March 31, 2008, from $24.7 million for the three months ended March 31, 2007. The increase was primarily driven by higher sales revenue and volume in our in-country operations. In-country gross profit increased $2.8 million, or 17.3%, to $18.9 million for three months ended March 31, 2008, from $16.1 million for the three months ended March 31, 2007. The increase in in-country gross profit was primarily attributable to the increased sales volumes of notebook computers in Chile, Colombia, Mexico and Peru despite a decline in the average selling price, the increased sales volume and sales price of hard drives in Chile and monitors in Argentina, Chile, Ecuador and Uruguay, the impact of which was partially offset by the effect of strengthening currencies relative to the U.S. dollar in certain countries, most notably Chile, Colombia, and Peru. In-country gross profit accounted for 71.3% of our consolidated gross profit for the three months ended March 31, 2008, as compared to 65.2% of our consolidated gross profit for the three months ended March 31, 2007. Miami gross profit decreased $1.0 million, or 11.6%, to $7.6 million for the three months ended March 31, 2008, as compared to $8.6 million for the three months ended March 31, 2007. The decrease in Miami’s gross profit was largely the result of the decrease in sales volume of motherboards, a significant decline in the sales price of monitors, and to a lesser extent, a decline in the sales price of notebook computers despite the increased sales volume of the products. The decrease was slightly offset by the increase in the sales volume of monitors, hard drives and software. As a percentage of revenue, gross margin declined to 9.6% for the three months ended March 31, 2008, as compared to 10.1% for the three months ended March 31, 2007, due to the effects of strengthening currencies relative to the U.S. dollar and the increased sales volume of lower margin products such as hard disk drives and memory products.

Operating expenses. Total operating expenses increased $3.1 million, or 20.3%, to $18.6 million for the three months ended March 31, 2008, from $15.5 million for the three months ended March 31, 2007. As a percentage of revenue, operating expenses increased to 6.7% of revenue for the three months ended March 31, 2008, as compared to 6.3%, for the three months ended March 31, 2007. The increase was driven in part by higher salaries and payroll-related expenses of $1.7 million, or 20.7%, to $9.9 million for the three months ended March 31, 2008, from $8.2 million for the three months ended March 31, 2007, of which $1.2 million of the increase related to our in-country operations. As a percentage of total operating expenses, salaries and personnel expenses increased to 53.5% of total operating expenses for the three months ended March 31, 2008, as compared to 53.2%, for the three months ended March 31, 2007. In-country operating expenses increased $2.6 million, or 25.5%, to $12.8 million for the three months ended March 31, 2008, as compared to $10.2 million for the three months ended March 31, 2007, due to the higher salaries and payroll-related expenses. In-country salaries, personnel and other expenses were related to the growth in sales of our in-country operations in Argentina, Chile and Colombia, the increase in commission expenses resulting from increased sales volume, and the overall strengthening of our local in-country currencies, particularly in Chile, Colombia, and Peru. The increase in operating expenses was also driven by the increase in office and warehouse expenses and building and occupancy costs related to our operations in Chile and Colombia. Salaries and payroll-related expenses increased by $0.5 million in Miami as a result of the growth in sales and personnel in our Miami operations. We also incurred additional operating expenses including office and warehouse expenses and building and occupancy costs in our new headquarters facility in Miami, Florida.

Operating income. Operating income decreased $1.3 million, or 14.5%, to $7.9 million for the three months ended March 31, 2008, from $9.3 million for the three months ended March 31, 2007. The decrease was primarily driven by the increased cost of revenue and also resulted from the increased selling, general and administrative expenses of $3.0 million or 20.5%, during the three months ended March 31, 2008, including the increase of $1.7 million in salaries and payroll-related expenses during the period. In-country operating income increased $0.1 million, or 2.4%, to $6.0 million for the three months ended March 31, 2008, from $5.9 million for the three months ended March 31, 2007. Miami operating income decreased $1.5 million, or 44.1%, to $1.9 million for the three months ended March 31, 2008, from $3.4 million for the three months ended March 31, 2007. The decrease in Miami operating income resulted from the increase in operating expenses, particularly salaries and payroll-related expenses, office and warehouse expenses, and building and occupancy costs in our new headquarters facility in Miami, Florida.

Other expense (income), net. Other expense (income), net decreased $6.0 million, or 133.4%, to other income of $1.5 million for the three months ended March 31, 2008, from other expense of $4.5 million for the three months ended March 31, 2007. The decrease was primarily attributable to the significant foreign exchange gain during the period, particularly the fluctuations in the Chilean Peso, the Colombian Peso and the Peruvian Nuevo Sol, and, to a lesser extent, the fluctuation in the Uruguayan Peso, the Mexican Peso, the Costa Rican Colon and the Jamaican dollar. The foreign exchange (gain) loss increased by $5.9 million to a gain of $5.5 million for the three months ended March 31, 2008, from a loss of $0.4 million for the three months ended March 31, 2007. The Chilean Peso experienced a revaluation of 18.4%, strengthening, to 440.0 pesos per U.S. dollar as of March 31, 2008 from 539.3 pesos as of March 31, 2007. The Colombian Peso experienced a revaluation of 18.2%, strengthening, to 1,842.6 pesos per U.S. dollar from 2,251.8 pesos as of March 31, 2007. The Peruvian Nuevo Sol experienced a revaluation of 15.7%, strengthening, to 2.8 pesos per U.S. dollar as of March 31, 2008, from 3.3 pesos as of March 31, 2007.

Provision for income taxes. The provision for income taxes decreased by $0.7 million, or 54.8%, to $0.6 million for the three months ended March 31, 2008, from $1.3 million for the three months ended March 31, 2007. The decrease was due to lower taxable earnings and a lower effective tax rate during the period. Our effective tax rate for the three months ended March 31, 2008, was 6%, as compared to the 27% rate for the three months ended March 31, 2007, resulting primarily from the non-taxable translation gains in our local in-country jurisdictions, particularly in Chile, Colombia and Peru.

Net income. Net income increased $5.3 million, or 153.5%, to $8.8 million for the three months ended March 31, 2008, as compared to $3.5 million for the three months ended March 31, 2007. The increase resulted from the significant gain in foreign currency translation due to the effects of the strengthening currency valuations against the U.S. dollar, particularly in Chile, Colombia and Peru and from the growth in gross profit related to our in-country operations.

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

Our working capital at March 31, 2008 increased by $8.0 million, or 7.9% to $109.6 million, as compared to $101.6 million at December 31, 2007. This increase was primarily attributable to higher levels of trade accounts receivable due to the increase in revenue. The increase was also driven by higher trade accounts receivable days resulting from increased business with retail customers and increased levels of inventory, reflecting the growth of our business, and higher trade accounts payable days. Our cash and cash amounted to $22.3 million, equivalents at March 31, 2008, as compared to $29.4 million at December 31, 2007. The decrease was primarily attributable to the increase in our current assets, particularly the increased levels of trade accounts receivables and inventory.

Changes in Financial Condition

The following table summarizes our cash flows for the periods presented:

	For the Three Months Ended
	March 31, 2008	March 31, 2007
	(Dollars in thousands)
Cash flows provided by (used in) operating activities	$(9,876)	$7,595
Cash flows used in investing activities	(1,388)	(2,687)
Cash flows provided by financing activities	3,769	(8,547)
Effect of foreign currency exchange rate changes on cash and cash equivalents	399	(263)

Net decrease in cash and cash equivalents	$(7,096)	$(3,902)

Cash flows from operating activities. Our cash flows from operating activities resulted in cash used by operations of $9.9 million for the three months ended March 31, 2008, as compared to a generation of $7.6 million for three months ended March 31, 2007. This requirement was driven by higher trade accounts receivables and inventories due to growth in our sea container shipments from Asia and increases in our notes and other receivables.

Cash flows from investing activities. Our cash flows from investing activities resulted in a requirement of $1.4 million for the three months ended March 31, 2008, as compared to a requirement of $2.7 million for the three months ended March 31, 2007. This improvement was due primarily to the absence of capital expenditures associated with the opening of our new headquarters facility in Miami, Florida in late March 2007.

Cash flows from financing activities. Our cash flows from financing activities resulted in a generation of $3.8 million for the three months ended March 31, 2008, as compared to a requirement of $8.5 million for the three months ended March 31, 2007. This increase was driven by increased net borrowings under SBA’s revolving credit facility.

Working Capital Management

The successful management of our working capital needs is a key driver of our growth and cash flow generation. The following table sets forth certain information about the largest components of our working capital: our trade accounts receivable, inventories and accounts payable:

	As of March 31, 2008	As of December 31, 2007
	(Dollars in thousands)
Balance sheet data:
Trade accounts receivable, net of allowance	$124,777	$116,744
Inventories	126,901	116,961
Accounts payable	149,329	141,911
Other data:
Trade accounts receivable days (1)	40.5	41.0
Inventory days (2)	45.5	45.5
Accounts payable days (3)	(53.6)	(55.3)

Cash conversion cycle (4)	32.4	31.2

(1)	Trade accounts receivable days is defined as our consolidated trade accounts receivable (net of allowance for doubtful accounts) as of the last day of the quarter divided by our consolidated revenue for such period times 90 days. Our consolidated trade accounts receivable for our in-country operations include value added tax at a rate of between 5% and 27% (depending on the country). The exclusion of such value added tax would result in lower trade accounts receivable days.
(2)	Inventory days is defined as our consolidated inventory as of the last day of the quarter divided by our consolidated cost of goods sold for such period times 90 days.
(3)	Accounts payable days is defined as our consolidated accounts payable as of the last day of the quarter divided by our consolidated cost of goods sold for such period times 90 days.
(4)	Cash conversion cycle is defined as our trade accounts receivable days plus inventory days less accounts payable days.

Cash conversion cycle days. One measurement we use to monitor working capital is the concept of cash conversion cycle, which measures the number of days we take to convert inventory, net of payables, into cash. Our cash conversion cycle increased to 32.4 days as of March 31, 2008 from 31.2 days as of December 31, 2007. This weakening was primarily driven by the decrease in our accounts payable days, partially offset by the slight decrease in our trade accounts receivable days. Trade accounts receivable days decreased slightly due to improved collections in Miami’s export business. Inventory days remained steady at 45.5 days as of March 31, 2008 compared to December 31, 2007.

Trade accounts receivable. We principally sell products to a large base of third-party distributors, resellers and retailers throughout Latin America and the Caribbean and to other Miami-based exporters of IT products to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No one customer accounted for more than 2.0% of sales as of March 31, 2008 and 2007. We provide trade credit to our customers in the normal course of business. The collection of a substantial portion of our receivables is susceptible to changes in Latin America and Caribbean economies and political climates. We monitor our exposure for credit losses and maintain allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting our industry. The financial condition of our customers and the related allowance for doubtful accounts is continually reviewed by management.

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

Capital Expenditures and Investments

Capital expenditures decreased to $1.4 million for the three months ended March 31, 2008, as compared to $2.8 million for the three months ended March 31, 2007. The decrease was primarily driven by absence of capital expenditures related to the opening of our new headquarters facility in Miami, Florida and the absence of capital expenditures related to the purchase of additional warehouse space in Lima, Peru. The decline was offset by the capital expenditures related to the installation and upgrade of our common enterprise resource planning (“ERP”), management and financial consolidation system.

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

The Company has lines of credit, short-term overdraft and credit facilities with various financial institutions in the country in which the Company’s individual business resides. Many of our in-country operations also have limited credit facilities. These credit facilities fall into three categories: asset-based financing facilities, letter of credit and performance bond facilities, and unsecured revolving credit facilities and lines of credit. As of March 31, 2008 and December 31, 2007, the total amounts available under the credit facilities were $18.9 million and $19.5 million, respectively. As of March 31, 2008 and December 31, 2007, the total amounts outstanding under these credit facilities were $31.2 million and $26.4 million, respectively. As of March 31, 2008 and December 31, 2007, the outstanding balances of the Miami credit facility were $22.0 million and $20.5 million, respectively. As of March 31, 2008 and December 31, 2007, the outstanding balances of the in-country credit facilities were $9.2 million and $5.8 million, respectively. The increase in the outstanding balance is primarily attributed to the increased borrowing by our subsidiaries to meet increased local working capital requirements, particularly additional borrowings of $2.0 million related to our operations in Guatemala, $0.7 million related to our operations in Chile, and $0.7 million related to our operations in Panama.

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

As of August 17, 2007, SBA and Comerica Bank entered into a third amendment to the revolving credit facility. The amendment increased the maximum amount available for borrowing under the revolving credit facility from $27.5 million to $30.0 million, computed on the basis of a re-defined borrowing base formula linked to the value of SBA’s inventory and the accounts receivable of SBA and certain of its foreign affiliates. Under the amendment, SBA agreed to maintain net income of not less than $7.5 million for the three months ended March 31, 2008. Starting in 2008, this net income covenant is replaced by a covenant to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0, as of the last day of each fiscal year of SBA, commencing with the fiscal year ending December 31, 2008. Further, the maturity of the revolving credit facility was extended to August 25, 2010, unless terminated earlier. We may terminate the revolving credit facility at any time without penalty upon at least three business days’ notice to Comerica Bank, provided such termination is accompanied by payment in full of all amounts borrowed. On September 20, 2007, SBA amended the revolving credit facility agreement to increase the 2007 capital expenditures limit to $3.0 million from $2.5 million. As of March 31, 2008 and December 31, 2007, the outstanding draws against the revolving credit facility were $16.4 million and $14.5 million, respectively.

As of March 31, 2008 and December 31, 2007, SBA was in default of its minimum tangible effective net worth and senior debt to tangible effective net worth ratio under its credit agreement with Comerica Bank. Under the agreement, SBA is required to maintain a minimum tangible effective net worth of $25,000 and a senior debt to tangible effective net worth ratio of not more than 2.5 to 1.0. The defaults occurred as a result of an additional $11.8 million of inventory in transit, which the Company determined to exist as of December 31, 2007. For a detailed discussion of the material weakness identified by management and related remediation actions, see Part II—Other Information. Item 9A. “Controls and Procedures” in our Company’s Annual Report. On March 28, 2008, SBA obtained from Comerica Bank Bank an amendment to its credit agreement for the definition of the tangible effective net worth. In addition, SBA obtained a waiver to its credit agreement for the senior debt to tangible effective net worth ratio as of December 31, 2007, and an amendment to the credit agreement for the definition of the tangible effective net worth and to increase the senior debt to tangible effective net worth ratio to not more than 3.5 to 1.0, effective for the quarters ended March 31, 2008 and June 30, 2008, and not more than 3.0 to 1.0 thereafter. As of March 31, 2008 and December 31, 2007, SBA was in compliance with its other financial covenants.

On May 14, 2008, SBA obtained a waiver to its credit agreement for the minimum tangible effective net worth and the senior debt to tangible effective net worth ratio as of March 31, 2008. SBA also obtained an amendment to its credit agreement decreasing the minimum effective net worth of $25,000 to $20,000, effective for the quarters ended September 30, 2008 and March 31, 2009. SBA is required to maintain a minimum tangible effective net worth of $25,000 for the quarters ended June 30, 2008, December 31, 2008, June 30, 2009, and the end of each quarter thereafter. The amendment requires SBA’s senior debt to tangible effective net worth ratio to not more than 5.0 to 1.0, effective as of December 31, 2008 and December 31 of each year thereafter. The amendment increases SBA’s senior debt to tangible effective net worth ratio to not more than 6.0 to 1.0, effective as of June 30, 2008, September 30, 2008, March 31, 2009, and June 30, September 30 and March 31 of each year thereafter. Under the amendment, borrowings against the facility bear interest at the U.S. prime lending rate (5.25% at March 31, 2008) or Eurodollar rate plus 2.4%.

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

On March 13, 2008, the Company repurchased $1.0 million of the 11 3/4% Senior Notes in an arm’s length transaction, at 98.25% of face value plus accrued interest. As of March 31, 2008 and December 31, 2007, $113.4 million and $114.5 million, respectively, of the 11 3/4% Senior Notes remained outstanding.

On April 9, 2008 and April 25, 2008, the Company purchased $1,000 of its 11 3/4% Senior Notes in arm’s length transactions on each date at 95.25% and 95.5%, respectively, of face value plus accrued interest in connection with its mandatory sinking fund redemption requirements.

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

We provide allowances for doubtful accounts on our accounts receivable for estimated losses resulting from the inability of our customers to make required payments. Changes in the financial condition of our customers or other unanticipated events, which may affect their ability to make payments, could result in charges for additional allowances exceeding our expectations. These estimates require judgment and are influenced by the following considerations: the large number of customers and their dispersion across wide geographic areas; the fact that no single customer accounted for 2.0% or more of our revenue during the three months ended March 31, 2008 and 2007; a dedicated credit department at our Miami headquarters and at each of our in-country subsidiaries; aging of receivables, individually and in the aggregate; credit insurance coverage; and the value and adequacy of collateral received from our customers in certain circumstances. Uncollectible accounts are written-off annually against the allowance.

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

There have been no material changes in our quantitative and qualitative disclosures about market risk during the fiscal quarter covered by this Quarterly Report from those disclosed in our Annual Report. For a detailed discussion of the quantitative and qualitative disclosures about market risk, see Part II. Item 7. “Quantitative and Qualitative Disclosures About Market Risk” in our Company’s Annual Report.

Item 4.	Controls and Procedures.

There have been no changes in the Company’s internal control over financial reporting that have occurred during the fiscal quarter covered by this Quarterly Report from those disclosed in our Annual Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

However, in December 2007, management identified a material weakness surrounding the Company’s inventory in transit. The failed controls related to our inventory in transit included the following: (1) a failure to train, educate and communicate changes in vendor terms and conditions to our purchasing and accounting personnel; and (2) a failure to validate the accuracy of the IT program used to capture the inventory in transit information from the Company’s ERP system. This material weakness resulted in a material adjustment in December 2007, of $11.8 million to increase the Company’s inventory and accounts payable. Specifically, the controls over the shipping terms and IT related reports were not designed and operating effectively to ensure the completeness and accuracy of inventory in transit as of December 31, 2007. Management believes it has taken corrective actions to remedy the failed controls and effectively capture the inventory in transit information and believes that inventory was properly stated as of March 31, 2008 and December 31, 2007.

Management undertook remediation efforts to the internal controls surrounding the controls around inventory in transit operations and transactions. As of March 31, 2008, the Company has effective controls over the accounting for inventory in transit for the Miami operations. The Company corrected the IT program to capture correctly inventory in transit information, validated the accuracy of the IT program used to capture the inventory in transit information from the Company’s ERP system by physically inspecting vendor invoices, and established a communications procedure and has implemented an enhanced training program to communicate to purchasing and accounting personnel the impact a change in vendor terms and conditions could potentially have on the Company’s financial statements. The actions the Company has taken to remediate this material weakness are subject to continued management review, supported by testing, as well as oversight by the Company’s audit committee and Board of Directors. Management believes the controls related to inventory in transit were working effectively as of March 31, 2008.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

As of March 31, 2008, the Company had no material legal proceedings pending. We are, from time to time, the subject of legal proceedings arising in the ordinary course of business. We do not believe that any proceedings currently pending or threatened will have a material adverse affect on our business, consolidated results of operations and financial condition.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Quarterly Report, factors discussed in Part I—Financial Information, 1A. “Risk Factors” in the Company’s Annual Report, which could materially affect our business, future results of operations and financial condition should be carefully considered. The risk factors described in the Company’s Annual Report may not be the only risk factors facing our Company. Additional risks and uncertainties that we currently deem to be immaterial or are not currently known to us may also materially and adversely affect our business, consolidated results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Amendment No. 5 to Credit Agreement, dated as of May 14, 2008, by and among Software Brokers of America, Inc. and Comerica Bank.*

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Anthony Shalom	Chairman of the Board of Directors	May 14, 2008
Anthony Shalom	Chief Executive Officer

/s/ Michael F. Shalom
Michael F. Shalom	President	May 14, 2008

/s/ Russell A. Olson
Russell A. Olson	Chief Financial Officer	May 14, 2008

Exhibit Index

Exhibit No.	Description
10.1	Amendment No. 5 to Credit Agreement, dated as of May 14, 2008, by and among Software Brokers of America, Inc. and Comerica Bank.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.