Form 10-Q
period 2008-06-30
Intcomex, Inc.
filed 2008-08-14
CIK 1359425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 13, 2008, the Registrant had 100,000 shares of common stock, voting, $0.01 par value, and 2,182 shares of Class B common stock, non-voting, $0.01 par value, outstanding. There is no public trading market for the common stock.

INTCOMEX, INC.

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in 000’s, except share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents (includes restricted cash of $400 at June 30, 2008)	$27,420	$29,399
Trade accounts receivable (net of allowance for doubtful accounts of $5,889 and $4,651 at June 30, 2008 and December 31, 2007, respectively)	124,205	116,744
Inventories	127,005	116,961
Notes and other receivables	21,640	19,704
Prepaid expenses and other	12,288	12,423

Total current assets	312,558	295,231
Property and equipment, net	16,833	15,059
Goodwill	34,634	34,257
Identifiable intangible assets, net	2,835	3,056
Other assets	17,837	15,405

Total assets	$384,697	$363,008

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities
Lines of credit	$29,979	$26,366
Current maturities of long-term debt	637	5,624
Accounts payable	159,792	141,911
Accrued expenses and other liabilities	20,387	19,650
Due to related parties	49	51

Total current liabilities	210,844	193,602
Long-term debt, net of current portion	111,407	111,600
Other long-term liabilities	4,044	3,705

Total liabilities	326,295	308,907
Commitments and contingencies

Shareholders’ Equity
Common stock, voting $0.01 par value, 140,000 shares authorized; 100,000 shares issued and outstanding	1	1
Class B common stock, non-voting $0.01 par value, 10,000 shares authorized; 2,182 shares issued and outstanding	—	—
Additional paid in capital	20,969	20,825
Retained earnings	35,681	33,278
Accumulated other comprehensive income (loss)	1,751	(3)

Total shareholders’ equity	58,402	54,101

Total liabilities and shareholders’ equity	$384,697	$363,008

See accompanying notes to the condensed consolidated financial statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in 000’s, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$303,861	$254,370	$581,320	$498,147
Cost of revenue	276,561	229,003	527,502	448,045

Gross profit	27,300	25,367	53,818	50,102

Operating expenses
Selling, general and administrative	21,358	20,615	39,021	35,254
Depreciation and amortization	950	861	1,874	1,677

Total operating expenses	22,308	21,476	40,895	36,931

Operating income	4,992	3,891	12,923	13,171

Other expense (income)
Interest expense	4,191	4,264	8,442	8,445
Interest income	(264)	(148)	(513)	(283)
Other expense, net	12	11	24	27
Foreign exchange loss (gain)	7,708	(1,376)	2,200	(968)

Total other expense	11,647	2,751	10,153	7,221

(Loss) income before provision for income taxes	(6,655)	1,140	2,770	5,950
(Benefit) provision for income taxes	(234)	567	367	1,897

Net (loss) income	$(6,421)	$573	$2,403	$4,053

Net (loss) income per weighted average share of common stock, voting and Class B common stock, non-voting:
Basic	$(62.84)	$5.61	$23.52	$39.66

Diluted	$(62.84)	$5.61	$23.52	$39.66

Weighted average number of common shares, voting and Class B common stock, non-voting, and common share equivalents used in per share calculation:
Basic	102,182	102,182	102,182	102,182

Diluted	102,182	102,182	102,182	102,182

See accompanying notes to the condensed consolidated financial statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in 000’s)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$2,403	$4,053
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash stock-based compensation expense	144	65
Depreciation expense	1,537	1,207
Amortization of intangible assets	337	470
Amortization of deferred loan costs	769	547
Bad debt expense	1,805	908
Inventory obsolescence expense, net	869	472
Deferred income tax benefit	(2,587)	(1,656)
(Gain) loss on sale of property and equipment, net	(33)	8
Change in operating assets and liabilities, net of assets acquired:
(Increase) decrease in:
Trade accounts receivables	(9,266)	(22,898)
Inventory	(10,913)	(22,790)
Prepaid expenses and other assets	(3,333)	(4,457)
Due from related parties	797	—
Increase (decrease) in:
Accounts payable	17,881	34,704
Accrued expenses and other liabilities	1,085	3,325

Net cash provided by (used in) operating activities	1,495	(6,042)

Cash flows from investing activities
Purchases of property and equipment	(3,283)	(4,022)
Proceeds from disposition of assets	48	116
Notes receivable and other	67	525

Net cash used in investing activities	(3,168)	(3,381)

Cash flows from financing activities
Borrowings (payments) under lines of credit, net	3,613	6,229
Borrowings under long-term debt	36	743
Payments of long-term debt	(5,216)	(249)

Net cash (used in) provided by financing activities	(1,567)	6,723
Effect of foreign currency exchange rate changes on cash and cash equivalents	1,261	160

Net decrease in cash and cash equivalents	(1,979)	(2,540)
Cash and cash equivalents, beginning of period	$29,399	$20,574

Cash and cash equivalents, end of period	$27,420	$18,034

Supplemental disclosure of non-cash flow information
Property and equipment acquired through financing	$—	$496

See accompanying notes to the condensed consolidated financial statements.

INTCOMEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

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

Principles of Consolidation

These interim financial statements have been prepared in conformity with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include certain information and disclosures normally required for comprehensive annual consolidated financial statements. Therefore, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2007, included in the Company’s Form 10-K filed with the SEC on March 31, 2008 (“Annual Report”). The results of operations for the three and six months ended June 30, 2008, may not be indicative of the results of operations that can be expected for the full year.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of June 30, 2008, and its results of operations and its statements of cash flows for the three and six months ended June 30, 2008 and 2007, as applicable. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements reflect the Company as the reporting entity for all periods presented.

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

INTCOMEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

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

The Company has two classes of common stock: voting and Class B, non-voting (collectively referred to herein as the “Common Stock.”) Common stock, voting and Class B common stock, non-voting have substantially identical rights with respect to any dividends or distributions of cash or property declared on shares of common stock and rank equally as to the right to receive proceeds on liquidation or dissolution of the Company after the payment of the Company’s indebtedness. The Company uses the two-class method for calculating net income per share. Basic net (loss) income per share and diluted net (loss) income per share of Common Stock are the same.

The following table sets forth the computation of basic and diluted net (loss) income per weighted average share of Common Stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator for basic and diluted net income per share of Common Stock:
Net (loss) income	$(6,421)	$573	$2,403	$4,053

Denominator:
Denominator for basic net (loss) income per share of Common Stock—weighted average shares	102,182	102,182	102,182	102,182

Effect of dilutive securities:
Stock options and unvested restricted stock (1)	—	—	—	—

Denominator for diluted net (loss) income per share of Common Stock—adjusted weighted average shares	102,182	102,182	102,182	102,182

Net (loss) income per share of Common Stock:
Basic	$(62.84)	$5.61	$23.52	$39.66

Diluted	$(62.84)	$5.61	$23.52	$39.66

(1)

The stock options were antidilutive during the three and six months ended June 30, 2008 and 2007, as the fair value was below the exercise price. The shares of restricted common stock, non-voting were antidilutive during the three and six months ended June 30, 2008. There were no shares of restricted common stock, non-voting outstanding during the three and six months ended June 30, 2007.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income establishes standards for reporting and displaying comprehensive income and its components in the Company’s consolidated financial statements. Comprehensive income is the change in equity during a period from transactions and other events and circumstances from non-owner sources, comprised of net income and other comprehensive (loss) income. Comprehensive income consisted of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Comprehensive income
Net (loss) income	$(6,421)	$573	$2,403	$4,053
Foreign currency translation gain	1,355	423	1,754	160

Total comprehensive (loss) income	$(5,066)	$996	$4,157	$4,213

INTCOMEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

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

There were no changes to our valuation methodology for assets and liabilities measured at fair value during the three and six months ended June 30, 2008, from our initial adoption of SFAS No. 157 on January 1, 2008. There are no assets or liabilities measured at fair value on a recurring basis using significant observable or unobservable inputs as defined in SFAS No. 157 as of June 30, 2008. The Company will measure material non-financial assets and liabilities for which to consider for assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2009.

Note 2. Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 to our audited Consolidated Financial Statements included in our Annual Report. These accounting policies have not significantly changed.

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R supersedes SFAS No. 141, Business Combinations, and establishes principles and requirements as to how an acquiring entity in a business combination recognizes and measures the identifiable assets and goodwill acquired, liabilities assumed, any controlling interest or gain from a bargain purchase in its financial statements, effective for the Company beginning first quarter of 2009. The Company will evaluate the effect SFAS No. 141R will have on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, effective for the Company beginning first quarter of 2009. The Company is currently evaluating the effect SFAS No. 160 will have on its consolidated results of operations and financial condition.

Recently Adopted Accounting Pronouncements

In May 2007, the FASB published FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN 48-1”). FIN 48-1 is an amendment to FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48-1 clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits effective upon the initial adoption of FIN 48. This interpretation requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. The Company adopted FIN 48 effective January 1, 2007, reviewed its tax positions taken in accordance with FIN 48 and assessed the effect of FIN 48 on the consolidated results of operations and financial condition. In the second quarter of 2008, the Company recorded a previously unrecognized income tax liability for the potential denial of deductions taken related to one of the Company’s foreign operations in the amount estimated to be approximately $0.3 million, all of which would affect the Company’s income tax expense and effective tax rate. The Company did not record any income tax penalties. The Company files tax returns in the U.S., the state of Florida and in various foreign jurisdictions. The 2004 and 2005 tax returns were examined by the Internal Revenue Service (“IRS”) and concluded with no change to the returns. Tax year 2006 remains open for examination by the IRS. Tax years 2006, 2005 and 2004 remain open for examination by the Florida Department of Revenue.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value, effective for the Company as of the first quarter of 2008. The Company has no eligible items under SFAS No. 159 and therefore SFAS No. 159 has no impact on its consolidated results of operations and financial condition.

INTCOMEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope and delays the effective date of SFAS No. 157 until the beginning of the first quarter of 2009 for all non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the provisions of SFAS No. 157 as of January 1, 2008, for financial instruments and items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Although the adoption of SFAS No. 157 did not materially impact the consolidated results of operations and financial condition, the Company has provided the additional disclosures required in its consolidated financial statements.

Note 3. Property and Equipment, Net

Property and equipment, net consisted of the following for the periods presented:

	As of June 30, 2008	As of December 31, 2007
Property and equipment, net
Land	$405	$405
Building and leasehold improvements	8,116	7,147
Office furniture, vehicles and equipment	9,959	8,911
Warehouse equipment	2,414	2,487
Software	6,217	4,937

Total property and equipment	27,111	23,887
Less accumulated depreciation	(10,278)	(8,828)

Total property and equipment, net	$16,833	$15,059

Property and equipment, net included $3,472 and $3,863 of capitalized leases at June 30, 2008 and December 31, 2007, respectively. There was no interest expense capitalized to property and equipment during the three and six months ended June 30, 2008 and 2007.

Note 4. Identifiable Intangible Assets, Net and Goodwill

Identifiable Intangible Assets, Net

Identifiable intangible assets, net consisted of the following for the periods presented:

As of June 30, 2008	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships	$3,630	$(1,119)	$107	$2,618	10.0
Tradenames	1,080	(873)	9	216	3.5
Non-compete agreements	730	(730)	—	—	3.0
Patents—TGM S.A.—Uruguay	5	(4)	—	1

Total identifiable intangible assets, net	$5,445	$(2,726)	$116	$2,835

As of December 31, 2007	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships	$3,630	$(938)	—	$2,692	10.0
Tradenames	1,080	(820)	—	260	3.5
Non-compete agreements	730	(628)	—	102	3.0

INTCOMEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

As of June 30, 2008	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Patents—TGM S.A.—Uruguay	5	(3)	—	2

Total identifiable intangible assets, net	$5,445	$(2,389)	—	$3,056

On June 23, 2005, the Company acquired $5,440 in identifiable intangible assets of Centel, including $3,630 for acquired customer relationships with a 10 year useful life, $1,080 for tradenames with a 3.5 year weighted average useful life and $730 for non-compete agreements with a three year useful life.

Goodwill

The goodwill balance was $34,634 and $34,257 as of June 30, 2008 and December 31, 2007, respectively. The carrying amount of the goodwill increased by $377 due to the foreign currency translation impact of the Mexican peso, as of June 30, 2008. There were no changes in the carrying amount of the goodwill as of December 31, 2007.

Note 5. Lines of Credit

Lines of credits consisted of the following for the periods presented:

	As of June 30, 2008	As of December 31, 2007
Lines of credit
SBA—Miami	$23,058	$20,518
Intcomex Peru S.A.C	2,456	1,179
TGM S.A.—Uruguay	1,509	3,464
Intcomex Colombia, LTDA	1,152	309
Intcomex de Guatemala, S.A.	1,100	—
Intcomex de Ecuador, S.A.	672	700
Other	32	196

Total lines of credit	$29,979	$26,366

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

As of June 30, 2008 and December 31, 2007, the total amounts available under the credit facilities were $16,264 and $19,495, respectively. As of June 30, 2008 and December 31, 2007, the total amounts outstanding under the credit facilities were $29,979 and $26,366, respectively. As of June 30, 2008 and December 31, 2007, the outstanding balances of the Miami credit facility were $23,058 and $20,518, respectively. As of June 30, 2008 and December 31, 2007, the outstanding balances of the in-country credit facilities were $6,921 and $5,848, respectively. The increase in the outstanding balance as of June 30, 2008, is primarily attributed to the increased borrowing by our subsidiaries to meet local working capital requirements, particularly additional borrowings of $1,100 related to our operations in Guatemala, $1,277 related to our operations in Peru, and $843 related to our operations in Colombia, partially offset by a reduction of $1,955 in the borrowing requirements related to our operations in Uruguay.

SBA—Miami

In August 2005, SBA entered into a $25,000 revolving credit facility with Comerica Bank. Borrowings against the facility bear interest at the U.S. prime lending rate less 0.75% (4.25% at June 30, 2008) or Eurodollar rate plus 1.9% and are secured on a first priority basis with all the assets of SBA. Interest is due monthly and the facility has a maturity date of August 25, 2010. Amounts borrowed under the revolver may be repaid and re-borrowed at anytime during the term of the agreement with the bank. Borrowing capacity is established monthly based on certain parameters established by the agreement. Advances under the line of credit are provided based on 85.0% of eligible domestic accounts receivables and 67.5% of eligible foreign accounts receivable plus 60.0% of eligible domestic inventory less any credit facility reserves. The credit facility contains certain financial and non-financial covenants, including but not limited to, maintenance of a minimum level of tangible effective net worth, as defined and annual limitations on capital expenditures.

INTCOMEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

As of June 30, 2008 and December 31, 2007, SBA’s outstanding draws against the revolving credit facility were $18,407 and $14,511, respectively. Based on collateral limitations, as of June 30, 2008 and December 31, 2007, the amounts available under the revolving credit facility were $11,593 and $15,489, respectively, and SBA’s outstanding checks issued in excess of bank balances were $4,651 and $6,007, respectively.

As of June 30, 2008, SBA was in default of its minimum tangible effective net worth and senior debt to tangible effective net worth ratio under its credit agreement. On August 14, 2008, SBA obtained a waiver to its credit agreement for the minimum tangible effective net worth and senior debt to tangible effective net worth ratio under its credit agreement with Comerica Bank. Under the agreement, SBA is required to maintain a minimum tangible effective net worth of $25,000 and a senior debt to tangible effective net worth ratio of not more than 6.0 to 1.0. On May 14, 2008, SBA obtained a waiver to its credit agreement for the minimum tangible effective net worth and the senior debt to tangible effective net worth ratio as of March 31, 2008. SBA also obtained an amendment to its credit agreement decreasing the minimum tangible effective net worth of $25,000 to $20,000, effective for the quarters ended September 30, 2008 and March 31, 2009. SBA is required to maintain a minimum tangible effective net worth of $25,000 for the quarters ended June 30, 2008, December 31, 2008, June 30, 2009, and the end of each quarter thereafter. The amendment required SBA’s senior debt to tangible effective net worth ratio to be not more than 5.0 to 1.0, effective as of December 31, 2008 and December 31 of each year thereafter. The amendment increased SBA’s senior debt to tangible effective net worth ratio to not more than 6.0 to 1.0, effective as of June 30, 2008, September 30, 2008, March 31, 2009, and June 30, September 30 and March 31 of each year thereafter. Under the amendment, borrowings against the facility bear interest at the U.S. prime lending rate (5.00% at June 30, 2008) or Eurodollar rate plus 2.4%.

As of March 31, 2008 and December 31, 2007, SBA was in default of its minimum tangible effective net worth and senior debt to tangible effective net worth ratio under its credit agreement with Comerica Bank. Under the agreement, SBA was required to maintain a minimum tangible effective net worth of $25,000 and a senior debt to tangible effective net worth ratio of not more than 2.5 to 1.0. On March 28, 2008, SBA obtained from Comerica Bank an amendment to its credit agreement for the definition of the tangible effective net worth. In addition, SBA obtained a waiver to its credit agreement for the senior debt to tangible effective net worth ratio as of December 31, 2007, and an amendment for the definition of the tangible effective net worth and to increase the senior debt to tangible effective net worth ratio to not more than 3.5 to 1.0, effective for the quarters ended March 31, 2008 and June 30, 2008, and not more than 3.0 to 1.0 thereafter.

As of June 30, 2008 and December 31, 2007, SBA was in compliance with its other financial covenants.

In August 2007, SBA entered into another amendment to its revolving credit facility agreement to increase the borrowing base of the facility from $27,500 to $30,000 (including $3,400 of letter of credit commitments) and to extend the maturity date to August 25, 2010. In September 2007, SBA entered into another amendment to the revolving credit facility agreement to increase the 2007 capital expenditures limit from $2,500 to $3,000.

In May 2007, SBA received a waiver from Comerica Bank on the covenant default relating to its capital expenditures as of March 31, 2007, and entered into an amendment to the revolving credit facility agreement to increase the borrowing base of the facility from $25,000 to $27,500 and to raise the 2007 capital expenditure limit from $1,000 to $2,500.

Intcomex Peru S.A.C.

Intcomex Peru S.A.C. (“Intcomex Peru”) has four lines of credit with two financial institutions totaling $3,180 and $1,480 as of June 30, 2008 and December 31, 2007, respectively. The lines are collateralized with a guarantee from Intcomex Holdings, LLC, and carry interest rates ranging from 5.0% to 11.0%. As of June 30, 2008 and December 31, 2007, Intcomex Peru had outstanding balances under the lines of credit of $2,456 and $1,179, respectively.

TGM S.A.—Uruguay

TGM S.A. – Uruguay (“Intcomex Uruguay”) has three lines of credit with local financial institutions totaling $2,818 and $3,550 as of June 30, 2008 and December 31, 2007, respectively. The lines are collateralized with a guarantee from Intcomex Holdings, LLC.

INTCOMEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

As of June 30, 2008 and December 31, 2007, Intcomex Uruguay had outstanding balances under the lines of credit of $1,509 and $3,464, respectively. The lines of credit carry interest rates ranging from 7.0% to 8.0% and expire on April 30, 2009.

Intcomex Colombia, LTDA

Intcomex Colombia, LTDA (“Intcomex Colombia”) has three lines of credit with local financial institutions carrying interest rates ranging from 13.5% to 28.0% and an unsecured revolving line of credit for cash overdrafts with a local financial institution carrying an interest rate of 24.0%. As of June 30, 2008 and December 31, 2007, Intcomex Colombia had outstanding balances under the lines of credit of $1,008 and $205, respectively, and a cash overdraft balance of $144 and $104, respectively.

Intcomex de Guatemala, S.A.

Intcomex de Guatemala, S.A. (“Intcomex Guatemala”) has one line of credit with a local financial institution totaling $4,000 and $2,000 as of June 30, 2008 and December 31, 2007, respectively. The line carries an interest rate of 7.0% and matures on July 7, 2008. As of June 30, 2008, Intcomex Guatemala had outstanding balances under the line of credit of $1,100. As of December 31, 2007, Intcomex Guatemala did not have an outstanding balance under the line of credit.

Intcomex de Ecuador, S.A.

Intcomex de Ecuador, S.A. (“Intcomex Ecuador”) has a line of credit with a local financial institution carrying an interest rate of 10.4% and expires on July 28, 2009. As of June 30, 2008 and December 31, 2007, Intcomex Ecuador had an outstanding balance under this line of credit of $672 and $700, respectively.

Computación Monrenca Panama, S.A.

Computación Monrenca Panama, S.A. (“Intcomex Panama”) had a line of credit with a local financial institution carrying an interest rate ranging from 7% to 9%. The line of credit matured on June 30, 2008. As of June 30, 2008 and December 31, 2007, the Company did not have an outstanding balance under this line of credit.

Note 6. Long-Term Debt, Net

Long-term debt consisted of the following for the periods presented:

	As of June 30, 2008	As of December 31, 2007
Long-term debt, net of current portion
Intcomex, Inc. 11 3/4% Second Priority Senior Secured Notes	$109,576	$114,481
SBA—Miami capital lease	1,579	1,378
Intcomex Peru collateralized notes	774	817
Other, including various capital leases	115	548

Total long-term debt	112,044	117,224
Current maturities of long-term debt	(637)	(5,624)

Total long-term debt, net of current portion	$111,407	$111,600

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

On December 14, 2006, the Company completed the exchange of 100.0% of the outstanding principal of the 11  3/4% Senior Notes for SEC registered publicly tradable notes that have substantially identical terms and conditions as the initial Notes. On or after January 15, 2007, the Company was eligible to redeem a portion or all of the 11  3/4% Senior Notes. On August 14, and 15, 2007, the Company repurchased a total of $5,000 of its 11  3/4% Senior Notes in connection with its mandatory sinking fund redemption requirement and subsequently retired the repurchased 11  3/4% Senior Notes. As of June 30, 2008 and December 31, 2007, $109,576 and $114,481, respectively, of the 11  3/4% Senior Notes remained outstanding.

On April 30, 2007, SBA entered into a lease agreement with Comerica Bank in the principal amount of $1,505 for the acquisition of the Miami office and warehouse equipment. Interest is due monthly at 1.96% of the total equipment costs and all outstanding amounts are due April 30, 2012. As of June 30, 2008, $1,271 remained outstanding under the lease agreement.

INTCOMEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

On March 13, 2008, the Company purchased $1,000 of its 11 3/4% Senior Notes in an arm’s length transaction, at 98.25% of face value plus accrued interest in connection with its mandatory sinking fund redemption requirement.

On April 9, 2008, the Company purchased $1,000 of its 11  3/4% Senior Notes at 96.25% of face value plus accrued interest and an additional $1,000 on April 25, 2008, at 96.5% of face value plus accrued interest in arms’ length transactions in connection with its mandatory sinking fund redemption requirement. On June 24, 2008, the Company purchased $2,000 of its 11  3/4% Senior Notes in arm’s length transactions at 90.00% of face value plus accrued interest in connection with its mandatory sinking fund redemption requirement. During the six months ended June 30, 2008, the Company recognized a gain of $290 on the redemption of the 11  3/4% Senior Notes, which is included as a reduction to interest expense in the consolidated statement of operations.

Note 7. Income Taxes

Income tax provision consisted of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income tax provision
Current expense
Federal and state	$152	$12	$21	$17
Foreign	1,016	1,811	2,933	3,536

Total current expense	1,168	1,823	2,954	3,553
Deferred benefit
Federal and state	(1,371)	(981)	(2,247)	(1,162)
Foreign	(31)	(275)	(340)	(494)

Total deferred benefit	(1,402)	(1,256)	(2,587)	(1,656)

Total income tax (benefit) provision	$(234)	$567	$367	$1,897

A reconciliation of the statutory federal income tax rate and effective rate as a percentage of income before provision for income taxes consisted of the following for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	%	2007	%	2008	%	2007	%
Effective tax rate
(Loss) income before provision for income taxes:
U.S.	$(3,282)		$(6,688)		$(6,267)		$(7,146)
Foreign	(3,373)		7,828		9,037		13,096

Income before tax (benefit) provision for income taxes	$(6,655)		$1,140		$2,770		$5,950

Tax at statutory rate	$(2,264)	(34)	$388	34	$941	34	$2,023	34
State income taxes, net of federal income tax benefit	(258)	(4)	(143)	(13)	(395)	(14)	(170)	(3)
Effect of tax rates on non-U.S. operations	2,287	35	334	29	(200)	(7)	61	1
Change in valuation allowance	1	—	(12)	—	21	—	(17)	—

Effective tax rate	$(234)	(3)	$567	50	$367	13	$1,897	32

Our effective tax rate for the three and six months ended June 30, 2008 was (3%) and 13%, respectively, as compared to 50% and 32% for the three and six months ended June 30, 2007, respectively. The decline in the effective tax rate was primarily due to lower taxable earnings primarily in Chile, Colombia and Peru.

INTCOMEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

The Company’s deferred tax asset (liability) was attributable to the following for the periods presented:

	As of June 30, 2008	As of December 31, 2007
Deferred tax asset
Current asset
Allowance for doubtful accounts	$824	$495
Inventory	934	774
Accrued expense	271	338
Tax goodwill	284	295

Total current asset	2,313	1,902
Non-current asset
Tax goodwill	988	1,111
Net operating loss	8,488	6,657
Taxes	821	343
Valuation allowance	(590)	(569)

Total non-current asset	9,707	7,542

Total deferred tax asset	$12,020	$9,444

Deferred tax liability
Current liability
Inventory	$(163)	$(414)

Total current liability	(163)	(414)
Non-current liability
Fixed assets	(897)	(649)
Amortizable intangible assets	(816)	(872)
Inventory	(709)	(661)

Total non-current liability	(2,422)	(2,182)

Total deferred tax liability	(2,585)	(2,596)

Net deferred tax asset	$9,435	$6,848

As of June 30, 2008, the balance of SBA’s tax goodwill was $3,281. SBA recorded tax goodwill of approximately $9,800 in July 1998, which is being amortized for tax purposes over 15 years. At December 31, 2004, there was a $600 valuation allowance against such deferred tax asset that was reversed in 2005, as management determined that future projected taxable income will be sufficient to realize the deferred tax asset. SBA established a deferred tax asset of $262 for foreign withholding taxes paid in El Salvador during 2005. Intcomex Colombia has a $274 deferred tax asset related to a net operating loss (“NOL”) carry forward. Management established a $250 valuation allowance against this deferred tax asset pending Intcomex Colombia’s further growth in taxable income. Colombia allows for an eight year carry forward on NOLs, which expires in 2013.

The Company has U.S. and state of Florida NOLs resulting in a deferred tax asset of $7,595, which begin to expire in 2026. No valuation allowance has been recorded against this NOL, as management believes it will be fully realized.

The undistributed earnings in foreign subsidiaries are permanently invested abroad and will not be repatriated to the U.S. in the foreseeable future. In accordance with Accounting Principles Board Opinion No. 23, Accounting for Income Taxes—Special Areas, because those earnings are considered to be indefinitely reinvested, no U.S. federal or state deferred income taxes have been provided thereon. Upon distribution of those earnings, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries in which we operate. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. foreign income tax liability that would be payable if such earnings were not reinvested indefinitely.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN 48-1”), an amendment to FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for the financial statement, recognition, measurement, classification and disclosure of uncertain tax positions.

INTCOMEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

In the second quarter of 2008, the Company recorded a previously unrecognized income tax liability for the potential denial of deductions taken related to one of the Company’s foreign operations in the amount estimated to be approximately $0.3 million, all of which would affect the Company’s income tax expense and effective tax rate. The Company classifies tax liabilities that are expected to be paid within the current year, if any, as current income tax liabilities and all other uncertain tax positions as non-current income tax liabilities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. In addition, the Company recorded a liability in the amount of $0.1 million for accrued interest related to income taxes. The Company did not record any income tax penalties.

The Company is subject to periodic audits by foreign, domestic and state tax authorities. By statute, the Company’s U.S. federal returns are subject to examination by the IRS for fiscal years 2005 through 2007. With few exceptions, federal returns for fiscal years 2004 through 2007 remain open to examination by state tax authorities. We believe the Company’s accruals for tax liabilities are adequate for all open fiscal years based upon an assessment of factors, including but not limited to, historical experience and related tax law interpretations. We do not anticipate that the total amount of unrecognized tax benefits related to any particular tax position will change significantly within the next 12 months.

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

On June 30, 2008, our shareholders approved the issuance of 73 restricted shares of common stock, non-voting, with a three year cliff vesting period, to Mr. Henriques, as the initial equity consideration for his election to the Board of Directors and 41 restricted shares of common stock, non-voting, to each of our board members, Mr. Madden and Ms. Miltner, as equity consideration for their annual board membership, (collectively the “2008 Restricted Stock Issuances.”)

In November 2007, our Board of Directors authorized the issuance at the time of an initial public offering of 32 shares of restricted stock at the initial public offering price, with a three year vesting period of one-third per year on the annual anniversary date, to each of our board members Mr. Madden and Ms. Miltner.

On February 27, 2007, options to acquire an aggregate of approximately 1,540 shares of Class B common stock, non-voting were granted under 2007 Founders’ Grant Stock Option Plan (the “2007 Founders’ Option Plan”) to certain management employees and independent, non-employee directors. The options were granted at an exercise price of $1,077 per share, which was equal to the fair value of our common stock on the date of grant. The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2007 was $566 per share. The shares vest ratably over a three year vesting period of one-third per year on the annual anniversary date and expire 10 years from the date of grant. There were no stock options granted during the three and six months ended June 30, 2008. The number of options vested was 497 as of three and six months ended June 30, 2008. The options were antidilutive during the three and six months ended June 30, 2008, as the fair value of the options is below the exercise price of the options. There were 155 shares of restricted common stock, non-voting granted under the 2008 Restricted Stock Issuances to certain independent, non-employee directors on June 30, 2008. The shares of restricted common stock, non-voting were antidilutive during the three and six months ended June 30, 2008. There were no shares of restricted common stock, non-voting outstanding during the three and six months ended June 30, 2007.

The compensation costs for stock-based compensation are recorded in salaries, wages and benefits in the consolidated statements of operations as part of selling, general and administrative expenses. Total compensation costs for stock-based

INTCOMEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

compensation arrangements related to the options charged against income during the three and six months ended June 30, 2008 were $73 and $144, respectively, and $65 during the three and six months ended June 30, 2007. There were no compensation costs recorded for the authorization of the issuance of shares of common stock, non-voting to our Board of Directors during the three and six months ended June 30, 2008 and 2007. As of June 30, 2008 and December 31, 2007, there were $500 and $672, respectively, of total unrecognized compensation costs for unvested stock-based compensation arrangements related to the options issued pursuant to the 2007 Founders’ Option Plan. As of June 30, 2008, there was $190 of total unrecognized compensation costs for unvested stock-based compensation arrangements related to the restricted shares of common stock, non-voting, issued pursuant to the 2008 Restricted Stock Issuances. The unrecognized compensation costs are expected to be recognized over a weighted average period of approximately 3.0 years.

A summary of the stock option activity under the 2007 Founders’ Option Plan as of June 30, 2008, and changes during the period ended June 30, 2008, consisted of the following:

	Outstanding Options (in shares)	Weighted-Average Exercise Price per Option (in dollars)	Exercisable Options (in shares)
Balance at January 1, 2008	1,540	$1,077	513
Granted	—	$1,077	—
Exercised	—	—	—
Forfeited or expired	(50)	$1,077	(16)

Balance at June 30, 2008	1,490	$1,077	497

The fair value for the options was determined using the Black-Scholes option pricing model as of the measurement date, April 23, 2007, the date the Company received unanimous approval of the shareholders for the 2007 Founders’ Option Plan. The Black-Scholes option pricing model, a permitted valuation approach under SFAS No. 123R, was developed for use in estimating the fair value of traded options. This model requires the input of subjective assumptions, including expected price volatility and term. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options. Projected data related to the expected volatility and expected life of stock options is typically based upon historical and other information. The fair value of the options was estimated at the date of grant using the following assumptions:

Expected term	6 years
Expected volatility	37.00%
Dividend yield	0.00%
Risk-free investment rate	4.58%

The expected term of the options granted under the 2007 Founders’ Option Plan is based on the simplified method for estimating the expected life of the options, as historical data related to the expected life of the options is not available. The Company used the historical volatility of the industry sector index, as it is not practicable to estimate the expected volatility of the Company’s share price. The risk-free investment rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve of the same maturity in effect at the time of grant. SFAS No. 123R requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation. At the grant date, the Company estimated the number of shares expected to vest and

INTCOMEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

will subsequently adjust compensation costs for the estimated rate of forfeitures on an annual basis. The Company will use historical data to estimate option exercise and employee termination in determining the estimated forfeiture rate. The estimated forfeiture rate applied as of the most recent option grant date in 2007 was 0% because it was the Company’s initial grant date.

A summary of the unvested restricted common stock, non-voting award activity under the 2008 Restricted Stock Issuances as of June 30, 2008, and changes during the period ended June 30, 2008, consisted of the following:

	Restricted Common Stock, Non-voting (in shares)	Weighted-Average Grant-Date Fair Value per Share (in dollars)
Balance at January 1, 2008	—	—
Granted	155	$1,225
Exercised	—	—
Forfeited or expired	—	—

Balance at June 30, 2008	155	$1,225

The fair value for the restricted common stock, non-voting was determined based upon the Company’s estimate of fair value on June 30, 2008, the date the Company received the unanimous approval of the shareholders.

Note 9. Commitments and Contingencies and Other

Litigation

In the normal course of business, the Company is subject to litigation. In the opinion of management, the ultimate resolution of these litigations will not have a material adverse impact on the consolidated financial statements.

Contingent Liability

In the second quarter of 2008, the Company recorded a provision for potential payroll taxes and value added tax ("VAT") exposure related to its operations in a foreign jurisdiction in which the Company conducts business, in the amount estimated to be approximately $0.4 million, all of which affects the Company’s operating expenses. In addition, the Company recorded a provision of $0.1 million for the professional audit and legal fees incurred to determine the amount of unrecognized potential payroll tax and VAT exposure. The Company is subject to VAT for products sold at the time a product is resold at an applicable VAT rate. The Company recognized certain VAT deductions that could be disallowed and believes it is subject to a tax assessment with respect to the VAT filings for the years ended December 31, 2003 through 2007. The Company is obligated to comply with withholding and social security tax rules in foreign jurisdictions where persons perform ‘fees for services’ work for the Company. The Company is obligated to remit withholding and social security taxes on behalf of these service providers for performing functions in the ordinary course of business for the Company as opposed to delivering specialized professional services in the foreign jurisdiction.

The Company is subject to inspection by the tax authorities in the foreign jurisdictions in which the Company conducts business for various statutes of limitations under the applicable law. The respective provision for the potential payroll tax and VAT contingency based upon the Company’s determination that a high probability exists that an unfavorable outcome is likely to be realized upon ultimate settlement with a tax authority that has full knowledge of all relevant information. The Company believes the provision for the payroll tax and VAT contingency is sufficient to cover any losses that may occur as a result of related judicial actions.

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

INTCOMEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

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

As a result of a privately negotiated arm’s length transaction arranged by Anthony Shalom and Michael Shalom on August 15, 2007, the Company repurchased approximately $2,200 of the 11  3/4% Senior Notes held by the Pledging Noteholders at the same market price as $2,800 of the 11  3/4% Senior Notes we purchased in the open market at the end of business on the prior day. We delivered all $5,000 in aggregate principal amount of the 11  3/4% Senior Notes purchased on such dates to the trustee, under the indenture governing the 11  3/4% Senior Notes, for cancellation in satisfaction of our mandatory sinking fund redemption that we were required to make by August 15, 2007 under the indenture.

Note 10. Additional Paid in Capital

On June 30, 2008, our shareholders approved the issuance of 73 restricted shares of common stock, non-voting, with a three year cliff vesting period, to Mr. Henriques, as the initial equity consideration for his election to the Board of Directors and 41 restricted shares of common stock, non-voting, to each of our board members, Mr. Madden and Ms. Miltner, as equity consideration for their annual board membership.

In February 2007, the Board of Directors of our Company authorized a one-time issuance of options to acquire an aggregate of 1,540 shares of Class B common stock, non-voting under the 2007 Founders’ Option Plan to certain of the Company’s management employees and independent, non-employee directors. The shares vest ratably over a three year vesting period of one-third per year on the annual anniversary date and expire 10 years from the date of grant. There were no options issued during the three and six months ended June 30, 2008. Total compensation costs related to stock-based compensation charged against income with an offsetting increase to additional paid in capital was $73 and $144, respectively, for the three and six months ended June 30, 2008 and $65 for the three and six months ended June 30, 2007.

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

In November 2007, our Board of Directors authorized the issuance at the time of an initial public offering of $32 shares of restricted stock at the initial public offering price, with a three year vesting period of one-third per year on the annual anniversary date, to each of our board members Mr. Madden and Ms. Miltner. There were no compensation costs recorded related to the authorization of the issuance of shares of common stock during the three and six months ended June 30, 2008 and 2007. There were no issuances of shares of common stock during the three and six months ended June 30, 2008 and 2007.

Note 11. Segment Information

The Company operates in a single industry segment, that being a distributor of IT products. The Company’s operating segments are based on geographic location. Geographic areas in which the Company operated during the three and six months ended June 30, 2008 and 2007, include sales generated from and invoiced by the Miami, Florida operations (the “Miami operations”) and sales generated from and invoiced by all of the Latin American subsidiary operations (the “in-country operations”). All in-country operations have been aggregated as one segment due to similar products and economic characteristics. The Company sells one type of product line, IT products. The Company is a distributor of IT products and does not provide any separately billable services. It is impracticable for the Company to report the revenues from external customers for the group of similar products within the product line because the general ledger used to prepare the Company’s financial statements does not track sales by product.

INTCOMEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

Inter-segment revenue primarily represents intercompany revenue between the Miami operations and the in-country operations at established prices between the related companies and are eliminated in consolidation.

The measure for the Company’s segment profit is operating income. Financial information by geographic operating segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007
Statement of Operations Data:
Revenue
Miami operations
Revenue to unaffiliated customers (1)	$81,801	$71,626	$162,766	$146,577
Inter-segment	73,229	80,220	144,667	148,662

Total Miami operations	155,030	151,846	307,433	295,239
In-country operations	222,060	182,744	418,554	351,570
Eliminations of inter-segment	(73,229)	(80,220)	(144,667)	(148,662)

Total revenue	$303,861	$254,370	$581,320	$498,147

Operating income (loss)
Miami operations	$(281)	$(1,734)	$1,586	$1,624
In-country operations	5,273	5,625	11,337	11,547

Total operating income	$4,992	$3,891	$12,923	$13,171

			As of June 30, 2008	As of December 31, 2007
Balance Sheet Data:
Assets
Miami operations			$197,574	$185,623
In-country operations			187,123	177,385

Total assets			$384,697	$363,008

Property and equipment, net
Miami operations			$7,402	$6,686
In-country operations			9,431	8,373

Total property and equipment, net			$16,833	$15,059

Goodwill
Miami operations			$21,253	$21,253
In-country operations			13,381	13,004

Total goodwill			$34,634	$34,257

(1)	For purposes of geographic disclosure, revenue is attributable to the country in which the Company’s individual business resides.

INTCOMEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

Note 12. Guarantor Condensed Consolidating Financial Statements

At June 30, 2008 and December 31, 2007, $109,576 and $114,481, respectively, of the 11  3/4% Senior Notes remained outstanding. The 11  3/4 % Senior Notes are unconditionally guaranteed by each of the Company’s subsidiaries (collectively, the “Subsidiary Guarantors”), with the exception of 35.0% of the common shares of IXLA (collectively, the “Non-Guarantor Subsidiaries”). Each of the note guarantees covers the full amount of the 11  3/4% Senior Notes and each of the Subsidiary Guarantors is 100% owned by the Company. Pursuant to Rule 3-10(f) of Regulation S-X, supplemental financial unaudited information for the Company, its combined Subsidiary Guarantors and its combined Non-Guarantor Subsidiaries is presented below:

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2008

(Unaudited)

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$277	$27,143	$—	$27,420
Trade accounts receivable, net	—	90,581	84,855	(51,231)	124,205
Inventories	—	33,859	94,344	(1,198)	127,005
Other current assets	39,516	39,728	35,690	(81,006)	33,928

Total current assets	39,516	164,445	242,032	(133,435)	312,558

Property and equipment, net	3,209	4,193	9,431	—	16,833
Investments in subsidiaries	132,656	180,491	—	(313,147)	—
Goodwill	—	21,253	13,381	—	34,634
Other assets	12,318	1,073	7,281	—	20,672

Total assets	$187,699	$371,455	$272,125	$(446,582)	$384,697

Liabilities and Shareholders’ Equity
Current liabilities	$19,473	$172,499	$150,847	$(131,975)	$210,844
Long-term debt, net of current portion	109,547	1,204	656	—	111,407
Deferred tax liabilities	277	472	1,673	—	2,422
Other long-term liabilities	—	1,122	500	—	1,622

Total liabilities	129,297	175,297	153,676	(131,975)	326,295
Total shareholders’ equity	58,402	196,158	118,449	(314,607)	58,402

Total liabilities and shareholders’ equity	$187,699	$371,455	$272,125	$(446,582)	$384,697

INTCOMEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

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

INTCOMEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2008

(Unaudited)

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Revenue	$—	$155,030	$222,060	$(73,229)	$303,861
Cost of revenue	—	147,567	202,265	(73,271)	276,561

Gross profit	—	7,463	19,795	42	27,300
Operating expenses	2,004	5,463	14,841	—	22,308

Operating (loss) income	(2,004)	2,000	4,954	42	4,992
Other expense (income)
Interest expense (income), net	3,509	335	83	—	3,927
Other, net	2,421	2,810	8,451	(5,962)	7,720

Total other (income) expense	5, 930	3,145	8,534	(5,962)	11,647

Income (loss) before provision for income taxes	(7,934)	(1,145)	(3,580)	6,004	(6,655)

(Benefit) provision for income taxes	(1,513)	292	987	—	(234)

Net (loss) income	$(6,421)	$(1,437)	$(4,567)	$6,004	$(6,421)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2007

(Unaudited)

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Revenue	$—	$151,846	$182,744	$(80,220)	$254,370
Cost of revenue	—	143,876	165,199	(80,072)	229,003

Gross profit	—	7,970	17,545	(148)	25,367
Operating expenses	4,169	5,388	11,919	—	21,476

Operating (loss) income	(4,169)	2,582	5,626	(148)	3,891
Other expense (income)
Interest expense, net	3,877	264	(25)	—	4,116
Other, net	(6,760)	(6,855)	(1,364)	13,614	(1,365)

Total other (income) expense	(2,883)	(6,591)	(1,389)	13,614	2,751

Income (loss) before provision for income taxes	(1,286)	9,173	7,015	(13,762)	1,140

(Benefit) provision for income taxes	(1,859)	888	1,538	—	567

Net income (loss)	$573	$8,285	$5,477	$(13,762)	$573

INTCOMEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2008

(Unaudited)

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Revenue	$—	$307,433	$418,554	$(144,667)	$581,320
Cost of revenue	—	292,345	379,862	(144,705)	527,502

Gross profit	—	15,088	38,692	38	53,818
Operating expenses	3,518	9,984	27,393	—	40,895

Operating (loss) income	(3,518)	5,104	11,299	38	12,923
Other expense (income)
Interest expense (income), net	7,192	690	47	—	7,929
Other, net	(9,527)	(9,739)	2,142	19,348	2,224

Total other (income) expense	(2,335)	(9,049)	2,189	19,348	10,153

(Loss) income before provision for income taxes	(1,183)	14,153	9,110	(19,310)	2,770

(Benefit) provision for income taxes	(3,586)	1,360	2,593	—	367

Net income (loss)	$2,403	$12,793	$6,517	$(19,310)	$2,403

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2007

(Unaudited)

	Intcomex, Inc. (Parent)	Guarantors	Non - Guarantors	Eliminations	Intcomex, Inc. Consolidated
Revenue	$—	$295,239	$351,570	$(148,662)	$498,147
Cost of revenue	—	278,361	317,909	(148,225)	448,045

Gross profit	—	16,878	33,661	(437)	50,102
Operating expenses	4,990	9,827	22,114	—	36,931

Operating (loss) income	(4,990)	7,051	11,547	(437)	13,171
Other (income) expense
Interest expense (income), net	7,791	430	(59)	—	8,162
Other, net	(13,184)	(13,539)	(967)	26,749	(941)

Total other (income) expense	(5,393)	(13,109)	(1,026)	26,749	7,221

Income (loss) before provision for income taxes	403	20,160	12,573	(27,186)	5,950
(Benefit) provision for income taxes	(3,650)	2,505	3,042	—	1,897

Net income (loss)	$4,053	$17,655	$9,531	$(27,186)	$4,053

INTCOMEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2008

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Cash flows from operating activities	$6,079	$(1,885)	$(2,699)	$—	$1,495

Cash flows from investing activities
Purchases of property and equipment	(1,052)	(428)	(1,803)	—	(3,283)
Other	—	—	115	—	115

Cash used in investing activities	(1,052)	(428)	(1,688)	—	(3,168)

Cash flows from financing activities
Borrowings under lines of credit, net	—	2,540	1,073	—	3,613
Borrowings under long-term debt	—	—	36	—	36
Payments of long-term debt	(5,027)	(31)	(158)	—	(5,216)

Cash flows from financing activities	(5,027)	2,509	951	—	(1,567)

Effects of exchange rate changes	—	—	1,261	—	1,261

Net increase (decrease) in cash and cash equivalents	—	196	(2,175)	—	(1,979)
Cash and cash equivalents, beginning of period	$—	$81	$29,318	$—	$29,399

Cash and cash equivalents, end of period	$—	$277	$27,143	$—	$27,420

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2007

(Unaudited)

	Intcomex, Inc. (Parent)	Guarantors	Non - Guarantors	Eliminations	Intcomex, Inc. Consolidated
Cash flows from operating activities	$536	$(956)	$(5,622)	$—	$(6,042)

Cash flows from investing activities
Purchases of property and equipment	(767)	(2,043)	(1,212)	—	(4,022)
Other	—	16	625	—	641

Cash used in investing activities	(767)	(2,027)	(587)	—	(3,381)

Cash flows from financing activities:
Borrowings under lines of credit, net	—	2,990	3,239	—	6,229
Borrowings under long-term debt	270	—	473	—	743
Payments of long-term debt	(39)	(56)	(154)	—	(249)

Cash flows from financing activities	231	2,934	3,558	—	6,723

Effects of exchange rate changes on cash	—	—	160	—	160

Net (decrease) increase in cash and cash equivalents	—	(49)	(2,491)	—	(2,540)

Cash and cash equivalents, beginning of period	2	131	20,441	—	20,574

Cash and cash equivalents, end of period	$2	$82	$17,950	$—	$18,034

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”), including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, beliefs, estimates, forecasts, and projections and management assumptions about our Company, our future performance, our liquidity and the IT products distribution industry in which we operate. Words such as “may”, “intend”, “expect,” “anticipate,” “believe”, “target,” “goal,” “project,” “plan,” “seek,” “estimate,” “continue,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances including but not limited to, management’s expectations for competition, revenues, margin, expenses and other operating results; capital expenditures; liquidity; capital requirements, acquisitions and exchange rate fluctuations, each of which involves numerous risks and uncertainties are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II—Other Information, Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 31, 2008 (“Annual Report”) and elsewhere herein. These risks and uncertainties include, but are not limited to, the following:

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

Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements because of certain factors discussed below or elsewhere in this Quarterly Report and included in the Company’s Annual Report. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report and our unaudited consolidated financial statements for the fiscal quarter ended June 30, 2008, which are included in this Quarterly Report.

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

Our results for the three and six month periods ended June 30, 2008 reflect increases in revenue and gross profit from the corresponding period in 2007, as we have achieved a positive year-over-year revenue growth from our significant product lines and our customer markets. We believe this growth is attributable, in part, to the successful implementation of our sales strategies. Revenue increased by $49.5 million or 19.5% and gross profit increased by $1.9 million or 7.6% for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. Revenue increased by $83.2 million or 16.7% and gross profit increased by $3.7 million or 7.4% for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007.

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

•

Shift in revenue to in-country operations. One of our growth strategies is to expand the geographic presence of our in-country operations into areas in which we believe we can achieve higher gross margins than our Miami operations. Miami gross margins are generally lower than in-country gross margins because Miami is a more competitive market and Miami’s customers, who are primarily other Miami-based IT distributors or large IT distributors, resellers and retailers located in Latin America or the Caribbean, have larger average order quantities than customers of our in-country segment and as a result benefit from lower average prices. In-country revenue grew by an average of 26.6% annually between 2001 and 2007, as compared to growth in Miami revenue of an average of 12.6% annually over the same period. In-country revenue accounted for 73.1% and 71.8% of consolidated revenue for the three months ended June 30, 2008 and 2007, respectively, and 72.0% and 70.6% of consolidated revenue for the six months ended June 30, 2008 and 2007, respectively. This growth in our in-country operations reflects in part the growth in local market share achieved by four of our distribution centers (El Salvador, Ecuador, Costa Rica and Jamaica) that were opened in 2000, the Argentina operation opened in September 2003 and our Colombia operation opened in January 2004. Our in-country presence was further expanded by our re-acquisition of Centel in Mexico in June 2005 discussed below.

•

Exposure to fluctuations in foreign currency. A significant portion of our revenues from in-country operations is invoiced in currencies other than the U.S. dollar and a significant amount of our in-country operating expenses are denominated in currencies other than U.S. dollars. In markets where we invoice in local currency, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, the appreciation of a local currency will reduce our gross profit and gross margins in U.S. dollar terms. In markets where our books and records are prepared in currencies other than the U.S. dollar, the appreciation of a local currency will increase our operating expenses and decrease our operating margins in U.S. dollar terms. In our consolidated statement of operations, a foreign exchange loss of $7.7 million and a foreign exchange gain of $1.4 million were included for the three months ended June 30, 2008 and 2007, respectively and a foreign exchange loss of $2.2 million and a foreign exchange gain of $1.0 million were included for the six months ended June 30, 2008 and 2007, respectively. We generally do not engage in foreign currency hedging arrangements, and, consequently, foreign currency fluctuations may adversely affect our results of operations, including our gross margins and operating margins.

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

•

Increased levels of indebtedness. In connection with the investment by CVC International in our Company in August 2004 and our re-acquisition of Centel, we borrowed under our former senior secured credit facility with Wells Fargo Foothill and Morgan Stanley, which we refer to as our “former senior secured credit facility,” and issued subordinated seller notes to the sellers, which increased our leverage and our interest expense. In August 2005, we issued $120.0 million of 11 3/4% Senior Notes and used the proceeds to repay the outstanding principal balances on our former senior secured credit facility and subordinated seller notes as well as to pay a $20.0 million dividend to our stockholders. For the three months ended June 30, 2008 and 2007, interest expense was $4.2 million and $4.3 million, respectively. For the six months ended June 30, 2008 and 2007, interest expense was $8.4 million for each period.

•

Centel re-acquisition. On June 23, 2005, we re-acquired all of the outstanding shares of our former subsidiary Centel (which we originally sold in 2001) for $14.0 million in cash, $3.0 million in Class B common shares, non-voting and $2.8 million in subordinated seller notes, representing an aggregate consideration of $19.8 million. For the three months ended June 30, 2008 and 2007, Centel had revenue of $26.7 million for both periods, and net (loss) income of $(0.2) million and $0.9 million, respectively. For the six months ended June 30, 2008 and 2007, Centel had revenue of $56.1 million and $55.2 million, respectively, and net income of $0.6 million and $2.0 million, respectively.

Uruguay Tax Audit

On June 29, 2007, our Uruguayan subsidiary, T.G.M., S.A., reached a settlement agreement with the Uruguayan tax agency Dirección General Impositiva (“DGI”) following a tax audit for the period 2001 through 2005. In 2007, we incurred a net pre-tax charge of $3.8 million, ($2.7 million after tax), including legal and accounting fees, in operating expenses as a result of the agreement. During the tax audit, the DGI raised questions about the alleged failure of two local suppliers operating through several legal entities to pay value-added and other taxes in connection with the sale of certain IT products to our Uruguayan subsidiary. Our Uruguayan subsidiary cooperated fully with the audit and, based on an internal investigation, we believe our Uruguayan subsidiary has at all times complied with its tax payment obligations and properly recorded, reported and paid all taxes. At the same time, due to the possibility of significant potential fines and related legal expenses, our Uruguayan subsidiary approached the DGI seeking a resolution, and after negotiation, agreed to pay UYP 53.0 million, or approximately $2.2 million, and forfeit $0.5 million in previously recognized tax credits in connection with the settlement agreement. Our Uruguayan subsidiary was also engaged in a parallel negotiation process with the Uruguayan customs authorities relating to the same time periods and facts, and entered into a similar settlement agreement with the customs authorities providing for the payment of UYP 26.2 million, or approximately $1.1 million. In connection with this payment, we received a credit from the customs authorities of approximately $0.3 million.

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

Comparison of the three months ended June 30, 2008 versus the three months ended June 30, 2007

The following table sets forth selected financial data and percentages of revenue for the periods presented (in thousands):

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Revenue	$303,861	100.0%	$254,370	100.0%
Cost of revenue	276,561	91.0%	229,003	90.0%

Gross profit	27,300	9.0%	25,367	10.0%
Selling, general and administrative	21,358	7.0%	20,615	8.1
Depreciation and amortization	950	0.3%	861	0.3%

Total operating expenses	22,308	7.3%	21,476	8.4%

Operating income	4,992	1.6%	3,891	1.5%
Other expense, net	11,647	3.8%	2,751	1.1%

(Loss) income before provision for income taxes	(6,655)	(2.2)%	1,140	0.4%
(Benefit) provision for income taxes	(234)	(0.1)%	567	0.2%

Net (loss) income	$(6,421)	(2.1)%	$573	0.2%

Revenue. Revenue increased $49.5 million, or 19.5%, to $303.9 million for the three months ended June 30, 2008, from $254.4 million for the three months ended June 30, 2007. Revenue growth was largely attributable to our continued volume growth and the increased demand for our IT products throughout Latin America and the Caribbean. In particular, the growth in revenue was driven primarily by the increase in sales of notebook computers of $25.5 million, printers of $4.4 million, memory products of $3.4 million, monitors of $2.9 million and software of $2.9 million, due to our sales strength in our Miami operations and our in-country operations, particularly in Chile, Colombia and Peru. Also contributing to our revenue growth was the increase in the average selling price of printers in our Miami operations and software and monitors in our in-country operations, partially offset by the decreased average selling price of memory products, motherboards and notebook computers in our Miami and in-country operations. We experienced a 37.3% growth in unit shipments across our core product lines for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, partially offset by a 7.6% decline in average sales prices across the same core products. In-country revenue increased $39.3 million, or 21.5%, to $222.1 million for the three months ended June 30, 2008, from $182.7 million for the three months ended June 30, 2007. In-country revenue accounted for 73.1% of our total revenue for the three months ended June 30, 2008, as compared to 71.8% for the three months ended June 30, 2007. The growth in sales derived from our in-country operations reflects the increased sales of notebook computers, printers, monitors and software, partially offset by the decreased sales of motherboards. Miami revenue increased $10.2 million, or 14.2%, to $81.8 million for the three months ended June 30, 2008 (net of $73.2 million of revenue derived from sales to our in-country operations) from $71.6 million for the three months ended June 30, 2007 (net of $80.3 million of revenue derived from sales to our in-country operations). The growth in sales derived from our Miami operations reflects the increased sales of notebook computers, memory products, CPUs, printers and software, partially offset by the decreased sales of hard disk drives and monitors.

Gross profit. Gross profit increased $1.9 million, or 7.6%, to $27.3 million for the three months ended June 30, 2008, from $25.4 million for the three months ended June 30, 2007. The increase was primarily driven by higher sales volumes in our in-country operations. In-country gross profit increased $2.3 million, or 13.1%, to $19.8 million for three months ended June 30, 2008, from $17.5 million for the three months ended June 30, 2007 and accounted for 72.5% of our consolidated gross profit for the three months ended June 30, 2008, as compared to 69.0% for the three months ended June 30, 2007. The increase in in-country gross profit was primarily attributable to the increased sales volumes of notebook computers in Chile, Colombia, Costa Rica, Guatemala, Panama and Peru, hard disk drives in Chile and monitors in Uruguay, despite the decline in the selling prices of these products in the respective in-country sales regions. This increase was partially offset by the effect of weakening currencies relative to the U.S. dollar in certain countries, most notably Chile, Colombia, Costa Rica and Peru. Miami gross profit decreased $0.4 million, or 4.6%, to $7.5 million for the three months ended June 30, 2008, as compared to $7.9 million for the three months ended June 30, 2007. The decrease in Miami’s gross profit was largely the result of the decline in sales volume of hard disk drives and monitors, a decline in the sales price of software and to a lesser extent, a decline in the sales price of notebook computers.

This decrease was slightly offset by the increase in the sales volume of printers, software, memory products, CPUs and notebook computers. As a percentage of revenue, gross margin declined to 9.0% for the three months ended June 30, 2008, as compared to 10.0% for the three months ended June 30, 2007, due to a more competitive pricing environment in the Miami export business and the effects of fluctuation in foreign currencies in several of our foreign operations.

Operating expenses. Total operating expenses increased $0.8 million, or 3.9%, to $22.3 million for the three months ended June 30, 2008, from $21.5 million for the three months ended June 30, 2007. As a percentage of revenue, however, operating expenses decreased to 7.3% of revenue for the three months ended June 30, 2008, as compared to 8.4% for the three months ended June 30, 2007. In-country operating expenses increased $2.6 million, or 22.3%, to $14.5 million for the three months ended June 30, 2008, as compared to $11.9 million for the three months ended June 30, 2007. Excluding the one-time charge related to the Uruguay tax settlement, total operating expenses would have increased $4.6 million, or 26.0%, for the three months ended June 30, 2008, as compared to the same period in 2007. In-country operating expenses increased due to higher salaries and payroll-related expenses including commission, the growth of our in-country operations in Argentina, Chile and Colombia and the increase in office and warehouse expenses and marketing costs related to our operations in Chile. The increase also resulted from the provision for the potential payroll tax and VAT exposure related to the Company’s operations in a foreign jurisdiction that the Company recorded during the three months ended June 30, 2008. Salaries and payroll-related expenses in our in-country operations decreased slightly to 49.5% of total in-country operating expenses for the three months ended June 30, 2008, as compared to 49.7% for the three months ended June 30, 2007. Miami operating expenses declined $1.8 million, or 18.9%, to 7.8 million for the three months ended June 30, 2008, as compared to $9.6 million for the three months ended June 30, 2007, primarily due to the absence of the expenses associated with the opening of our headquarters facility in Miami, Florida during 2007.

Operating income. Operating income increased $1.1 million, or 28.3%, to $5.0 million for the three months ended June 30, 2008, from $3.9 million for the three months ended June 30, 2007. The increase was driven primarily by the increased revenue of during the three months ended June 30, 2008, as compared to the same period in 2007. In-country operating income decreased $0.4 million, or 6.3%, to $5.3 million for the three months ended June 30, 2008, from $5.6 million for the three months ended June 30, 2007 due to the increase in operating expenses. Miami operating loss decreased $1.5 million to $0.3 million for the three months ended June 30, 2008, from $1.7 million for the three months ended June 30, 2007. This decrease resulted from the decline in Miami operating expenses during the three months ended June 30, 2007, particularly the expenses related to the Uruguay tax settlement agreement and capital expenditures associated with the opening of our headquarters facility in Miami, Florida.

Other expense. Other expense increased $8.9 million, to $11.6 million for the three months ended June 30, 2008, from $2.8 million for the three months ended June 30, 2007. The increase was primarily attributable to the significant foreign exchange loss incurred during the period, particularly resulting from the fluctuations in the Chilean Peso and the Peruvian Nuevo Sol, and, to a lesser extent, the Colombian Peso, the Costa Rican Colon and the Jamaican dollar. The foreign exchange gain decreased by $9.1 million to a foreign exchange loss of $7.7 million for the three months ended June 30, 2008, from a foreign exchange gain of $1.4 million for the three months ended June 30, 2007. The Chilean Peso experienced a devaluation of 16.6%, weakening to 513.2 pesos per U.S. dollar as of June 30, 2008, from 440.0 pesos per U.S. dollar as of the prior quarter end. The Peruvian Nuevo Sol experienced a devaluation of 7.4%, weakening to 3.0 pesos per U.S. dollar as of June 30, 2008, from 2.8 pesos per U.S. dollar as of the prior quarter end.

Provision for income taxes. The provision for income taxes decreased $0.8 million, to a benefit for income taxes of $0.2 million for the three months ended June 30, 2008, from a provision for income taxes of $0.6 million for the three months ended June 30, 2007. The decrease resulted from lower taxable earnings, the income tax provision for the previously unrecognized income tax liability for the potential denial of deductions taken related to the Company’s operations in a foreign jurisdiction, and a lower effective tax rate during the three months ended June 30, 2008. Our effective tax rate for the three months ended June 30, 2008, was (3)%, as compared to 50% for the three months ended June 30, 2007, resulting primarily from the non-taxable translation losses in our local in-country jurisdictions, particularly in Chile and Peru.

Net income. Net income decreased $7.0 million to a net loss of $6.4 million for the three months ended June 30, 2008, as compared to net income of $0.6 million for the three months ended June 30, 2007. The decrease resulted from the significant foreign currency translation losses due to the effects of the weakening currency valuations against the U.S. dollar, particularly the Chilean Peso and the Peruvian Nuevo Sol.

Comparison of the six months ended June 30, 2008 versus the six months ended June 30, 2007

The following table sets forth selected financial data and percentages of revenue for the periods presented (in thousands):

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Revenue	$581,320	100.0%	$498,147	100.0%
Cost of revenue	527,502	90.7%	448,045	90.0%

Gross profit	53,818	9.3%	50,102	10.0%
Selling, general and administrative	39,021	6.7%	35,254	7.1%
Depreciation and amortization	1,874	0.3%	1,677	0.3%

Total operating expenses	40,895	7.0%	36,931	7.4%

Operating income	12,923	2.2%	13,171	2.6%
Other expense, net	10,153	1.7%	7,221	1.4%

Income before provision for income taxes	2,770	0.5%	5,950	1.2%
Provision for income taxes	367	0.1%	1,897	0.4%

Net income	$2,403	0.4%	$4,053	0.8%

Revenue. Revenue increased $83.2 million, or 16.7%, to $581.3 million for the six months ended June 30, 2008, from $498.1 million for the six months ended June 30, 2007. Revenue growth was largely attributable to our continued volume growth and the increased demand for our IT products throughout Latin America and the Caribbean. In particular, the growth in revenue was driven primarily by the increase in sales of notebook computers of $44.2 million, monitors of $8.1 million, software of $6.9 million, printers of $6.8 million and memory products of $4.0 million, due to our sales strength in our Miami operations and our in-country operations, particularly in Chile, Colombia and Peru. Also contributing to our revenue growth was the increase in the average selling price of software in our Miami and in-country operations and printers in our in-country operations, partially offset by the decreased average selling price of CPUs, memory products and notebook computers in our Miami and in-country operations. We experienced a 34.8% growth in unit shipments across our core product lines for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, partially offset by a 7.7% decline in average sales prices across the same core products. In-country revenue increased $67.0 million, or 19.1%, to $418.6 million for the six months ended June 30, 2008, from $351.6 million for the six months ended June 30, 2007. In-country revenue accounted for 72.0% of our total revenue for the six months ended June 30, 2008, as compared to 70.6% of our total revenue for the six months ended June 30, 2007. The growth in sales derived from our in-country operations reflects the increased sales of notebook computers, printers, softwared hard drives, and monitors, partially offset by the decreased sales of motherboards. Miami revenue increased $16.2 million, or 11.0%, to $162.8 million for the six months ended June 30, 2008 (net of $144.7 million of revenue derived from sales to our in-country operations) from $146.6 million for the six months ended June 30, 2007 (net of $148.7 million of revenue derived from sales to our in-country operations). The growth in sales derived from our Miami operations reflects the increased sales of notebook computers, memory products, CPUs, printers and software, partially offset by the decreased sales of motherboards and monitors.

Gross profit. Gross profit increased $3.7 million, or 7.4%, to $53.8 million for the six months ended June 30, 2008, from $50.1 million for the six months ended June 30, 2007. The increase was primarily driven by higher sales volumes in our in-country operations. In-country gross profit increased $5.1 million, or 15.2%, to $38.7 million for six months ended June 30, 2008, from $33.6 million for the six months ended June 30, 2007 and accounted for 71.9% of our consolidated gross profit for the six months ended June 30, 2008, as compared to 67.1% of our consolidated gross profit for the six months ended June 30, 2007. The increase in in-country gross profit was primarily attributable to the increased sales volumes of notebook computers in Chile, Colombia and Peru, despite the decline in the selling prices of these products in the respective in-country sales regions. This increase was partially offset by the effect of weakening currencies relative to the U.S. dollar in certain countries, most notably Chile, Colombia, Costa Rica and Peru. Miami gross profit decreased $1.4 million, or 8.3%, to $15.1 million for the six months ended June 30, 2008, as compared to $16.5 million for the six months ended June 30, 2007. The decrease in Miami’s gross profit was largely the result of the decline in sales volume of motherboards monitors and, to a lesser extent, the decline in the sales price of notebook computers. The decrease was slightly offset by the increase in the sales volume of memory products, hard disk drives, CPUs, software and printers. As a percentage of revenue, gross margin declined slightly to 9.3% for the six months ended June 30, 2008, as compared to 10.0% for the six months ended June 30, 2007, a more competitive pricing environment in the Miami export business and the effects of fluctuation in foreign currencies in several of our foreign operations.

Operating expenses. Total operating expenses increased $4.0 million, or 10.7%, to $40.9 million for the six months ended June 30, 2008, from $36.9 million for the six months ended June 30, 2007. As a percentage of revenue, however, operating expenses decreased to 7.0% of revenue for the six months ended June 30, 2008, as compared to 7.4% for the six months ended June 30, 2007. The increase in operating expenses was driven in part by higher salaries and payroll-related expenses of $3.5 million, or 20.3%, to $20.7 million for the six months ended June 30, 2008, from $17.1 million for the six months ended June 30, 2007. In-country operating expenses increased $5.3 million, or 24.0%, to $27.4 million for the six months ended June 30, 2008, as compared to $22.1 million for the six months ended June 30, 2007. Excluding the one-time charge related to the Uruguay tax settlement, total operating expenses would have increased $8.4 million, or 23.6%, for the three months ended June 30, 2008, as compared to the same period in 2007. In-country operating expenses increased due to the higher salaries and payroll-related expenses related to the growth of our in-country operations in Argentina, Chile and Colombia, and the increase in office and warehouse expenses and marketing costs related to our operations in Chile. The increase also resulted from the provision for the potential payroll tax and VAT exposure related to the Company’s operations in a foreign jurisdiction that the Company recorded during the three months ended June 30, 2008. Salaries and payroll-related expenses in our in-country operations decreased slightly to 50.6% of total in-country operating expenses for the six months ended June 30, 2008, as compared to 50.8% for the six months ended June 30, 2007. Miami operating expenses declined $1.4 million, or 9.0%, to $13.5 million for the six months ended June 30, 2008, as compared to $14.9 million for the six months ended June 30, 2007, primarily due to the absence of the capital expenditures associated with the opening of our headquarters facility in Miami, Florida during 2007.

Operating income. Operating income decreased $0.2 million, or 1.9%, to $12.9 million for the six months ended June 30, 2008, from $13.2 million for the six months ended June 30, 2007. The decrease was driven primarily by the increased cost of revenue of $79.5 million or 17.7%, during the six months ended June 30, 2008, as compared to the same period in 2007. In-country operating income decreased $0.2 million, or 1.8%, to $11.3 million for the six months ended June 30, 2008, from $11.5 million for the six months ended June 30, 2007 due to the increase in operating expenses.

Other expense. Other expense increased $2.9 million, or 40.6%, to $10.2 million for the six months ended June 30, 2008, from $7.2 million for the six months ended June 30, 2007. The increase was primarily attributable to the significant foreign exchange loss incurred during the period, particularly resulting from the fluctuations in the Costa Rican Colon and Chilean Peso and, to a lesser extent, the Peruvian Nuevo Sol, the Colombian Peso, and the Jamaican dollar. The foreign exchange gain increased by $3.2 million to a foreign exchange loss of $2.2 million for the six months ended June 30, 2008, from a foreign exchange gain of $1.0 million for the six months ended June 30, 2007. The Costa Rican Colon experienced a devaluation of 4.2%, weakening, to 528.5 pesos per U.S. dollar as of June 30, 2008, from 507.2 pesos per U.S. dollar as of December 31, 2007. The Chilean Peso experienced a devaluation of 3.1%, weakening, to 513.2 pesos per U.S. dollar as of June 30, 2008, from 497.7 pesos per U.S. dollar as of December 31, 2007.

Provision for income taxes. The provision for income taxes decreased $1.5 million, to $0.4 million for the six months ended June 30, 2008, from $1.9 million for the six months ended June 30, 2007. The decrease resulted from lower taxable earnings, the income tax provision for the previously unrecognized income tax liability for the potential denial of deductions taken related to the Company’s operations in a foreign jurisdiction, and a lower effective tax rate during the six months ended June 30, 2008. Our effective tax rate for the six months ended June 30, 2008, was 13%, as compared to the 32% rate for the six months ended June 30, 2007, resulting primarily from the non-taxable translation losses in our local in-country jurisdictions, particularly in Costa Rica and Chile.

Net income. Net income decreased $1.7 million, or 40.7%, to $2.4 million for the six months ended June 30, 2008, as compared to $4.1 million for the six months ended June 30, 2007. The decrease resulted from the significant loss in foreign currency translation due to the effects of the weakening currency valuations against the U.S. dollar, particularly the Costa Rican Colon and the Chilean Peso.

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

Our working capital at June 30, 2008 remained relatively steady at $101.7 million, as compared to $101.6 million at December 31, 2007. The slight increase was primarily attributable to higher levels of trade accounts receivable due to the increase in revenue and increased levels of inventories, reflecting the growth of our business, partially offset by higher accounts payable. Our cash and cash equivalents amounted to $27.5 million at June 30, 2008, as compared to $31.2 million at December 31, 2007. The decrease was primarily attributable to the early redemption of our 11 3/4% Senior Notes for cancellation in satisfaction of our mandatory sinking fund requirement, partially offset by the increase in our lines of credit borrowings.

Changes in Financial Condition

The following table summarizes our cash flows for the periods presented:

	For the Six Months Ended
	June 30, 2008	June 30, 2007
	(Dollars in thousands)
Cash flows provided by (used in) operating activities	$1,495	$(6,042)
Cash flows used in investing activities	(3,168)	(3,381)
Cash flows (used in) provided by financing activities	(1,567)	6,723
Effect of foreign currency exchange rate changes on cash and cash equivalents	1,261	160

Net decrease in cash and cash equivalents	$(1,979)	$(2,540)

Cash flows from operating activities. Our cash flows from operating activities resulted in a cash generation of $1.5 million for the six months ended June 30, 2008, as compared to a cash requirement of $6.0 million for the six months ended June 30, 2007. This cash generation was driven by an improvement in our trade accounts receivable days and inventory days.

Cash flows from investing activities. Our cash flows from investing activities resulted in a cash requirement of $3.2 million for the six months ended June 30, 2008, as compared to a cash requirement of $3.4 million for the six months ended June 30, 2007. The decreased cash requirement was due primarily to the absence of capital expenditures associated with the opening of our headquarters facility in Miami, Florida and the purchase of additional warehouse space in Chile during 2007. The decrease was also due to the capital expenditures associated with the new facilities in Costa Rica and Peru.

Cash flows from financing activities. Our cash flows from financing activities resulted in a cash requirement of $1.6 million for the six months ended June 30, 2008, as compared to a cash generation of $6.7 million for the six months ended June 30, 2007. This decline was driven by the early redemption of our 11 3/4% Senior Notes for cancellation in satisfaction of our mandatory $0.5 million sinking fund requirement, partially offset by the increase in our lines of credit borrowings.

Working Capital Management

The successful management of our working capital needs is a key driver of our growth and cash flow generation. The following table sets forth certain information about the largest components of our working capital: our trade accounts receivable, inventories and accounts payable:

	As of June 30, 2008	As of December 31, 2007
	(Dollars in thousands)
Balance sheet data:
Trade accounts receivable, net of allowance	$124,205	$116,744
Inventories	127,005	116,961
Accounts payable	159,792	141,911

	(Data in days)
Other data:
Trade accounts receivable days (1)	38.7	41.0
Inventory days (2)	43.6	45.5
Accounts payable days (3)	(54.8)	(55.3)

Cash conversion cycle days (4)	27.5	31.2

(1)	Trade accounts receivable days is defined as our consolidated trade accounts receivable (net of allowance for doubtful accounts) as of the last day of the period divided by our consolidated revenue for such period times 181 days as of the current period end date and 365 days as of the prior year end date. Our consolidated trade accounts receivable for our in-country operations include value added tax at a rate of between 5% and 27% (depending on the country). The exclusion of such value added tax would result in lower trade accounts receivable days.
(2)	Inventory days is defined as our consolidated inventory as of the last day of the quarter divided by our consolidated cost of goods sold for such period times 181 days as of the current period end date and 365 days as of the prior year end date.

(3)	Accounts payable days is defined as our consolidated accounts payable as of the last day of the quarter divided by our consolidated cost of goods sold for such period times 181 days as of the current period end date and 365 days as of the prior year end date.
(4)	Cash conversion cycle is defined as our trade accounts receivable days plus inventory days less accounts payable days.

Cash conversion cycle days. One measurement we use to monitor working capital is the concept of cash conversion cycle, which measures the number of days we take to convert trade accounts receivable and inventory, net of accounts payable, into cash. Our cash conversion cycle decreased to 27.5 days as of June 30, 2008 from 31.2 days as of December 31, 2007. This improvement was primarily driven by the decrease in our accounts receivable days, partially offset by the decrease in our trade accounts payable days. Trade accounts receivable days decreased to 38.7 days as of June 30, 2008 from 41.0 days as of December 31, 2007, due to improved collections in Miami’s export business. Inventory days decreased to 43.6 days as of June 30, 2008 from 45.5 days as of December 31, 2007 due to improved inventory management efforts and less inventory-in-transit.

Trade accounts receivable. We principally sell products to a large base of third-party distributors, resellers and retailers throughout Latin America and the Caribbean and to other Miami-based exporters of IT products to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No one customer accounted for more than 2.0% of sales as of June 30, 2008 and 2007. We provide trade credit to our customers in the normal course of business. The collection of a substantial portion of our receivables is susceptible to changes in Latin America and Caribbean economies and political climates. We monitor our exposure for credit losses and maintain allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting our industry. The financial condition of our customers and the related allowance for doubtful accounts is continually reviewed by management.

Prior to extending credit to a customer, we analyze the customer’s financial history and obtain personal guarantees, where appropriate. Our Miami and in-country operations in Chile use credit insurance and make provisions for estimated credit losses. Our other in-country operations make provisions for estimated credit losses but generally do not use credit insurance. Our Miami operations has a credit insurance policy covering trade sales to non-affiliated buyers with Euler Hermes ACI. The policy’s aggregate limit is $20.0 million with an aggregate deductible of $0.3 million with expiration dated July 31, 2009. In addition, 10% or 20% buyer coinsurance provisions and sub-limits in coverage on a per-buyer and per-country basis apply.

Our large customer base and our credit policies allow us to limit and diversify our exposure to credit risk on our trade accounts receivable.

Inventory. We seek to minimize our inventory levels and inventory obsolescence rates through frequent product shipments, close and ongoing monitoring of inventory levels and customer demand patterns, optimal use of carriers and shippers and the negotiation of clauses in some vendor supply agreements protecting against loss of value of inventory in certain circumstances. The Miami distribution center ships products to each of our In-country operations approximately twice per week by air and once per week by sea. These frequent shipments result in efficient inventory management and increased inventory turnover. We do not have long-term contracts with logistics providers, except in Mexico and Chile. Where we do not have long-term contracts, we seek to obtain the best rates and fastest delivery times on a shipment-by-shipment basis. Our Miami operations also coordinates direct shipments to third-party customers and In-country operations from vendors in Asia.

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

Capital Expenditures and Investments

Capital expenditures decreased to $3.3 million for the six months ended June 30, 2008, as compared to $4.0 million for the six months ended June 30, 2007. The decrease was primarily driven by the absence of capital expenditures associated with the opening of our headquarters facility in Miami, Florida and the purchase of additional warehouse space in Chile during 2007. The decrease was also due to the capital expenditures associated with the new facilities in Costa Rica and Peru.

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

The Company has lines of credit, short-term overdraft and credit facilities with various financial institutions in the country in which the Company’s individual business resides. Many of our in-country operations also have limited credit facilities. These credit facilities fall into three categories: asset-based financing facilities, letter of credit and performance bond facilities, and unsecured revolving credit facilities and lines of credit. As of June 30, 2008 and December 31, 2007, the total amounts available under the credit facilities were $16.3 million and $19.5 million, respectively. As of June 30, 2008 and December 31, 2007, the total amounts outstanding under these credit facilities were $30.0 million and $26.4 million, respectively. As of June 30, 2008 and December 31, 2007, the outstanding balances of the Miami credit facility were $23.0 million and $20.5 million, respectively. As of June 30, 2008 and December 31, 2007, the outstanding balances of the in-country credit facilities were $6.9 million and $5.8 million, respectively. The increase in the outstanding balance is primarily attributed to the increased borrowing by our subsidiaries to meet increased local working capital requirements, particularly additional borrowings of $1.1 million related to our operations in Guatemala, $1.3 million related to our operations in Peru, and $0.8 million related to our operations in Colombia.

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

As of August 17, 2007, SBA and Comerica Bank entered into a third amendment to the revolving credit facility. The amendment increased the maximum amount available for borrowing under the revolving credit facility from $27.5 million to $30.0 million, computed on the basis of a re-defined borrowing base formula linked to the value of SBA’s inventory and the accounts receivable of SBA and certain of its foreign affiliates. Under the amendment, SBA agreed to maintain net income of not less than $7.5 million for the 12 months ended December 31, 2008. Beginning in 2008, the net income covenant was replaced by a covenant to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0, as of the last day of each fiscal year, commencing with the fiscal year ending December 31, 2009. Further, the maturity of the revolving credit facility was extended to August 25, 2010, unless terminated earlier. We may terminate the revolving credit facility at any time without penalty upon at least three business days’ notice to Comerica Bank, provided such termination is accompanied by payment in full of all amounts borrowed. On September 20, 2007, SBA amended the revolving credit facility agreement to increase the 2007 capital expenditures limit to $3.0 million from $2.5 million. As of June 30, 2008 and December 31, 2007, the outstanding draws against the revolving credit facility were $18.4 million and $14.5 million, respectively.

As of December 31, 2007, SBA was in default of its minimum tangible effective net worth and senior debt to tangible effective net worth ratio under its credit agreement with Comerica Bank. Under the agreement, SBA is required to maintain a minimum tangible effective net worth of $25,000 and a senior debt to tangible effective net worth ratio of not more than 2.5 to 1.0. The defaults occurred as a result of an additional $11.8 million of inventory in transit, which the Company determined to exist as of December 31, 2007. For a detailed discussion of the material weakness identified by management and related remediation actions, see Part II—Other Information. Item 9A. “Controls and Procedures” in our Company’s Annual Report. On March 28, 2008, SBA obtained from Comerica Bank Bank an amendment to its credit agreement for the definition of the tangible effective net worth. In addition, SBA obtained a waiver to its credit agreement for the senior debt to tangible effective net worth ratio as of December 31, 2007, and an amendment to the credit agreement for the definition of the tangible effective net worth and to increase the senior debt to tangible effective net worth ratio to not more than 3.5 to 1.0, effective for the quarters ended March 31, 2008 and June 30, 2008, and not more than 3.0 to 1.0 thereafter. As of June 30, 2008 and December 31, 2007, SBA was in compliance with its other financial covenants.

On May 14, 2008, SBA obtained a waiver to its credit agreement for the minimum tangible effective net worth and the senior debt to tangible effective net worth ratio as of March 31, 2008. SBA also obtained an amendment to its credit agreement decreasing the minimum effective net worth of $25,000 to $20,000, effective for the quarters ended September 30, 2008 and March 31, 2009. SBA is required to maintain a minimum tangible effective net worth of $25,000 for the quarters ended June 30, 2008, December 31, 2008, June 30, 2009, and the end of each quarter thereafter. The amendment requires SBA’s senior debt to tangible effective net worth ratio to be not more than 5.0 to 1.0, effective as of December 31, 2008 and December 31 of each year thereafter. The amendment increases SBA’s senior debt to tangible effective net worth ratio to not more than 6.0 to 1.0, effective as of June 30, 2008, September 30, 2008, March 31, 2009, and June 30, September 30 and March 31 of each year thereafter. Under the amendment, borrowings against the facility bear interest at the U.S. prime lending rate (5.00% at June 30, 2008) or Eurodollar rate plus 2.4%.

As of June 30, 2008, SBA was in default of its minimum tangible effective net worth and senior debt to tangible effective net worth ratio under its credit agreement. On August 14, 2008, SBA obtained a waiver to its credit agreement for the minimum tangible effective net worth and senior debt to tangible effective net worth ratio under its credit agreement with Comerica Bank. Under the agreement, SBA is required to maintain a minimum tangible effective net worth of $25,000 and a senior debt to tangible effective net worth ratio of not more than 6.0 to 1.0.

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

On March 13, 2008, the Company repurchased $1.0 million of the 11  3/4% Senior Notes in an arm’s length transaction, at 98.25% of face value plus accrued interest. As of June 30, 2008 and December 31, 2007, $109.6 million and $114.5 million, respectively, of the 11  3/4% Senior Notes remained outstanding.

On April 9, 2008, the Company purchased $1,000 of its 11  3/4% Senior Notes at 96.25% of face value plus accrued interest and an additional $1,000 on April 25, 2008, at 96.5% of face value plus accrued interest in arms’ length transactions in connection with its mandatory sinking fund redemption requirement. On June 24, 2008, the Company purchased $2,000 of its 11  3/4% Senior Notes in arm’s length transactions at 90.00% of face value plus accrued interest in connection with its mandatory sinking fund redemption requirement.

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

We provide allowances for doubtful accounts on our accounts receivable for estimated losses resulting from the inability of our customers to make required payments. Changes in the financial condition of our customers or other unanticipated events, which may affect their ability to make payments, could result in charges for additional allowances exceeding our expectations. These estimates require judgment and are influenced by the following considerations: the large number of customers and their dispersion across wide geographic areas; the fact that no single customer accounted for 2.0% or more of our revenue during the three months ended June 30, 2008 and 2007; a dedicated credit department at our Miami headquarters and at each of our in-country subsidiaries; aging of receivables, individually and in the aggregate; credit insurance coverage; and the value and adequacy of collateral received from our customers in certain circumstances. Uncollectible accounts are written-off annually against the allowance.

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

Tax positions are measured under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN 48-1”), an amendment to FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48-1 clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits effective upon the initial adoption of FIN 48. This interpretation requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. The portion of the benefits associated with tax positions taken that exceeds the amount measured is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets. Interest associated with unrecognized tax benefits is classified as interest expense and penalties that would be payable to the taxing authorities upon examination are classified in selling, general and administrative expenses, if any, in the consolidated statements of operations.

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

Commitments and Contingencies. The Company accrues for contingent obligations when the obligation is probable and the amount is reasonably estimable. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the financial statements, if any. Estimates that require judgment and are particularly sensitive to future changes include those related to taxes, legal matters, the imposition of international governmental monetary, fiscal or other controls, changes in the interpretation and enforcement of international laws (in particular related to items such as duty and taxation), and the impact of local economic conditions and practices, which are all subject to change as events evolve and as additional information becomes available.

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

Changes in Internal Control over Financial Reporting

Other than as described in the following paragraph, there have been no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this Quarterly Report from those disclosed in our Annual Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In June 2008, management, including the Company’s internal audit department, identified a material weakness in one of the Company’s foreign operations control environment resulting from local management’s: (i) failure to perform proper management oversight of the local operations and monitor and test controls to detect the override of established controls and policies; (ii) failure to institute all elements of an effective program to detect and prevent personnel (considered to be employees performing functions under a services agreement in the ordinary course of business for the Company under the laws of the jurisdiction in which the foreign entity operates) from improperly claiming tax withholding exemptions as non-employees; and (iii) failure to establish and maintain an effective control environment surrounding the payroll process and the disbursement process, including the failure to verify the existence of complete and accurate procedures to support a three-way matching process comparing the original purchase order, invoice and receipt records of the purchased products to support the approval and payment for services rendered or products purchased. The Company anticipates the failed controls to result in increased payroll tax and VAT in the amount estimated to be approximately $0.4 million and the disallowance of income tax deductions recognized in prior foreign tax filings in the amount estimated to be approximately $0.4 million and has accrued such amounts in the Company’s financial statements for the three months ended June 30, 2008.

Remediation Efforts Related to the Control Environment

Management has undertaken corrective actions to remediate the failed controls surrounding the foreign operating entity’s purchase and receipt of products. The Company will institute enhanced controls surrounding the process to account for a three-way matching process comparing the original purchase order, invoice and receipt records of the purchased products to support the approval and payment for services rendered or products purchased. The Company is enhancing controls surrounding the process to ensure the filing of payroll tax and VAT returns to the local jurisdiction tax authorities are accurate and complete. The Company replaced individuals in financial positions including the local Controller in order to strengthen the control environment in the affected foreign operating entity.

Management has undertaken corrective actions to remediate the failed controls surrounding the process to validate the criteria used to identify the proper withholding taxes required to be remitted to the local tax authorities. Management plans to implement an enhanced training program to communicate to local foreign management the impact a failure related to this process could potentially have on the Company’s financial statements. The Company plans to conduct additional compliance and risk assessment training at all foreign operating entities. The Company also plans to expand executive management's oversight and ongoing communications regarding the importance of adherence to internal controls and established policies and procedures. The actions the Company has taken and plans to take to remediate the control environment deficiency are subject to continued management review and supported by oversight and testing by the Company’s internal audit department. Management believes that the financial statements of the Company were properly stated as of June 30, 2008.

Disclosure Controls and Procedures

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

Based upon that evaluation and in light of the material weakness in our internal controls over financial reporting as described above, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2008, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings.

As of June 30, 2008, the Company had no material legal proceedings pending. From time to time, we are the subject of legal proceedings arising in the ordinary course of business. We do not believe that any proceedings currently pending or threatened will have a material adverse affect on our business, consolidated results of operations and financial condition.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit No.	Description
10.1	Restricted Stock Grant Agreement, dated as of June 30, 2008, between Intcomex, Inc. and Adolfo Henriques.*#

10.2	Restricted Stock Grant Agreement, dated as of June 30, 2008, between Intcomex, Inc. and Thomas A. Madden.*#

10.3	Restricted Stock Grant Agreement, dated as of June 30, 2008, between Intcomex, Inc. and Carol Miltner.*#

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
#	Indicates a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Anthony Shalom	Chairman of the Board of Directors	August 14, 2008
Anthony Shalom	Chief Executive Officer

/s/ Michael F. Shalom
Michael F. Shalom	President	August 14, 2008

/s/ Russell A. Olson
Russell A. Olson	Chief Financial Officer	August 14, 2008

Exhibit Index

Exhibit No.	Description
10.1	Restricted Stock Grant Agreement, dated as of June 30, 2008, between Intcomex, Inc. and Adolfo Henriques.*#

10.2	Restricted Stock Grant Agreement, dated as of June 30, 2008, between Intcomex, Inc. and Thomas A. Madden.*#

10.3	Restricted Stock Grant Agreement, dated as of June 30, 2008, between Intcomex, Inc. and Carol Miltner.*#

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.