Form 10-Q
period 2008-09-30
Intcomex, Inc.
filed 2008-11-14
CIK 1359425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 13, 2008, the Registrant had 100,000 shares of common stock, voting, $0.01 par value, and 2,182 shares of Class B common stock, non-voting, $0.01 par value, outstanding. There is no public trading market for the common stock.

INTCOMEX, INC.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in 000’s, except share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents (includes restricted cash of $400 at September 30, 2008)	$22,169	$29,399
Trade accounts receivable (net of allowance for doubtful accounts of $6,316 and $4,651 at September 30, 2008 and December 31, 2007, respectively)	111,535	116,744
Inventories	135,238	116,961
Notes and other receivables	21,547	19,704
Prepaid expenses and other	13,281	12,423

Total current assets	303,770	295,231
Property and equipment, net	17,506	15,059
Goodwill	34,106	34,257
Identifiable intangible assets, net	2,556	3,056
Other assets	19,133	15,405

Total assets	$377,071	$363,008

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities
Lines of credit	$35,816	$26,366
Current maturities of long-term debt	5,616	5,624
Accounts payable	155,074	141,911
Accrued expenses and other liabilities	16,797	19,650
Due to related parties	49	51

Total current liabilities	213,352	193,602
Long-term debt, net of current portion	106,333	111,600
Other long-term liabilities	3,709	3,705

Total liabilities	323,394	308,907
Commitments and contingencies

Shareholders’ Equity
Common stock, voting $0.01 par value, 140,000 shares authorized; 100,000 shares issued and outstanding	1	1
Class B common stock, non-voting $0.01 par value, 10,000 shares authorized; 2,182 shares issued and outstanding	—	—
Additional paid in capital	21,054	20,825
Retained earnings	32,235	33,278
Accumulated other comprehensive income (loss)	387	(3)

Total shareholders’ equity	53,677	54,101

Total liabilities and shareholders’ equity	$377,071	$363,008

See accompanying notes to condensed consolidated financial statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in 000’s, except share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$273,884	$267,975	$855,204	$766,122
Cost of revenue	248,331	241,270	775,833	689,315

Gross profit	25,553	26,705	79,371	76,807
Operating expenses
Selling, general and administrative	20,069	16,533	59,090	51,787
Depreciation and amortization	1,004	868	2,878	2,545

Total operating expenses	21,073	17,401	61,968	54,332

Operating income	4,480	9,304	17,403	22,475
Other expense (income)
Interest expense	4,421	4,883	12,863	13,328
Interest income	(282)	(187)	(795)	(470)
Other expense, net	(24)	(316)	—	(289)
Foreign exchange loss (gain)	4,416	132	6,616	(836)

Total other expense	8,531	4,512	18,684	11,733

(Loss) income before provision for income taxes	(4,051)	4,792	(1,281)	10,742
(Benefit) provision for income taxes	(605)	562	(238)	2,459

Net (loss) income	$(3,446)	$4,230	$(1,043)	$8,283

Net (loss) income per weighted average share of common stock, voting and Class B common stock, non-voting:
Basic	$(33.72)	$41.40	$(10.20)	$81.06

Diluted	$(33.72)	$41.40	$(10.20)	$81.06

Weighted average number of common shares, voting and Class B common stock, non-voting, and common share equivalents used in per share calculation:
Basic	102,182	102,182	102,182	102,182

Diluted	102,182	102,182	102,182	102,182

See accompanying notes to condensed consolidated financial statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in 000’s)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net (loss) income	$(1,043)	$8,283
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Non-cash stock-based compensation expense	229	119
Depreciation expense	2,423	1,897
Amortization of deferred loan costs	1,170	1,383
Amortization of intangible assets	455	648
Bad debt expense	2,609	1,371
Inventory obsolescence expense	794	1,008
Deferred income tax benefit	(4,409)	(2,595)
(Gain) loss on sale of property and equipment, net	(31)	26
Change in operating assets and liabilities, net of assets acquired:
Decrease (increase) in:
Trade accounts receivable	2,600	(30,990)
Inventories	(19,071)	(12,773)
Prepaid expenses and other assets	(4,227)	(4,578)
Due from related parties	766	—
Increase (decrease) in:
Accounts payable	13,163	20,714
Accrued expenses and other liabilities	(2,701)	938

Net cash used in operating activities	(7,273)	(14,549)

Cash flows from investing activities
Purchases of property and equipment	(4,876)	(5,632)
Proceeds from disposition of assets	49	26
Notes receivable and other	109	525

Net cash used in investing activities	(4,718)	(5,081)

Cash flows from financing activities
Borrowings (payments) under lines of credit, net	9,450	15,471
Borrowings under long-term debt	36	2,301
Payments of long-term debt	(5,311)	(5,345)

Net cash provided by financing activities	4,175	12,427
Effect of foreign currency exchange rate changes on cash and cash equivalents	586	(51)

Net decrease in cash and cash equivalents	(7,230)	(7,254)
Cash and cash equivalents, beginning of period	$29,399	$20,574

Cash and cash equivalents, end of period	$22,169	$13,320

Supplemental disclosure of non-cash flow information
Property and equipment acquired through financing	$14	$1,875

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

Organization

The accompanying unaudited condensed consolidated financial statements include the accounts of Intcomex and its subsidiaries (collectively referred to herein as the “Company”) including the accounts of Intcomex Holdings, LLC (parent company of Software Brokers of America, Inc. (“SBA”), IXLA Holdings, Ltd. (“IXLA”)), IFC International, LLC (“IFC”) and Intcomex International Holdings Cooperatief U.A. (“Coop”), a Dutch company. IXLA is the holding company of 14 separate subsidiaries located in Central America, South America, and the Caribbean. IFC and Coop are the parent companies of Intcomex Holdings SPC-1, LLC (parent company of Centel, S.A. de C.V. (“Centel”), a dually formed company in the United States and Mexico).

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

Principles of Consolidation

These interim financial statements have been prepared in conformity with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include certain information and disclosures normally required for comprehensive annual consolidated financial statements. Therefore, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2008 (“Annual Report”). The results of operations for the three and nine months ended September 30, 2008, may not be indicative of the results of operations that can be expected for the full year.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of September 30, 2008, and its results of operations and its statements of cash flows for the three and nine months ended September 30, 2008 and 2007, as applicable. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements reflect the Company as the reporting entity for all periods presented.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

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

The following table sets forth the computation of basic and diluted net (loss) income per weighted average share of Common Stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator for basic and diluted net income per share of Common Stock:
Net (loss) income	$(3,446)	$4,230	$(1,043)	$8,283

Denominator:
Denominator for basic net (loss) income per share of Common Stock – weighted average shares	102,182	102,182	102,182	102,182

Effect of dilutive securities:
Stock options and unvested restricted stock (1)	—	—	—	—

Denominator for diluted net (loss) income per share of Common Stock – adjusted weighted average shares	102,182	102,182	102,182	102,182

Net (loss) income per share of Common Stock:
Basic	$(33.72)	$41.40	$(10.20)	$81.06

Diluted	$(33.72)	$41.40	$(10.20)	$81.06

(1)

The stock options were antidilutive during the three and nine months ended September 30, 2008 and 2007, as the fair value was below the exercise price. The shares of restricted common stock, non-voting were antidilutive during the three and nine months ended September 30, 2008. There were no shares of restricted common stock, non-voting outstanding during the three and nine months ended September 30, 2007.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income establishes standards for reporting and displaying comprehensive income and its components in the Company’s consolidated financial statements. Comprehensive income is the change in equity during a period from transactions and other events and circumstances from non-owner sources, comprised of net (loss) income and other comprehensive (loss) income. Comprehensive (loss) income consisted of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Comprehensive (loss) income
Net (loss) income	$(3,446)	$4,230	$(1,043)	$8,283
Foreign currency translation adjustments	(1,364)	(211)	390	(51)

Total comprehensive (loss) income	$(4,810)	$4,019	$(653)	$8,232

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

The comprehensive loss was driven primarily by operating losses and foreign currency translation adjustments related to our operations in Mexico for the three months ended September 30, 2008, and operating losses for the nine months ended September 30, 2008. As of September 30, 2008 and December 31, 2007, accumulated other comprehensive income (loss) included in stockholder’s equity totaled $387 and $(3), respectively, and consisted of cumulative foreign currency gains and losses, respectively.

Fair Value of Financial Instruments

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) establishes a framework for measuring fair value and expands disclosures about fair value measurements. The carrying amounts of cash and cash equivalents, trade accounts receivable, notes and other receivables, accounts payable, accrued expenses and other payables approximate fair value because of the short-term nature of these items. The carrying amounts of outstanding short and long-term debt approximate fair value because interest rates over the term of these financial instruments approximate current market interest rates available to the Company.

There were no changes to our valuation methodology for assets and liabilities measured at fair value during the three and nine months ended September 30, 2008, from our initial adoption of SFAS No. 157 on January 1, 2008. There are no assets or liabilities measured at fair value on a recurring basis using significant observable or unobservable inputs as defined in SFAS No. 157 as of September 30, 2008. The Company will measure material non-financial assets and liabilities for which to consider for assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2009.

Note 2. Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 to our audited consolidated financial statements included in our Annual Report. These accounting policies have not significantly changed.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement will be effective 60 days following the SEC’s approval of the Public Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with GAAP. The Company is currently evaluating the effect SFAS No. 162 will have on its consolidated results of operations, cash flows or financial condition.

In April 2008, the FASB issued FASB Staff Position FASB Statement (“FSP FAS”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS No. 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives, effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of FSP FAS No. 142-3 will have on its consolidated results of operation, cash flows or financial condition.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R supersedes SFAS No. 141, Business Combinations, and establishes principles and requirements as to how an acquiring entity in a business combination recognizes and measures the identifiable assets and goodwill acquired, liabilities assumed, any controlling interest or gain from a bargain purchase in its financial statements, effective for the Company beginning the first quarter of 2009. The Company is currently evaluating the effect SFAS No. 141R will have on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, effective for the Company beginning the first quarter of 2009. The Company is currently evaluating the effect SFAS No. 160 will have on its consolidated results of operations and financial condition.

Recently Adopted Accounting Pronouncements

In May 2007, the FASB published FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN 48-1”). FIN 48-1 is an amendment to FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48-1 clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits effective upon the initial adoption of FIN 48. This interpretation requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. The Company adopted FIN 48 effective January 1, 2007, reviewed its tax positions taken in accordance with FIN 48 and assessed the effect of FIN 48 on the consolidated results of operations and financial condition. In June 2008, the Company recorded a previously unrecognized income tax liability for the potential denial of deductions taken related to one of the Company’s foreign operations in the amount estimated approximately to be $0.3 million, all of which would affect the Company’s income tax expense and effective tax rate. The Company did not record any income tax penalties. The Company files tax returns in the United States (“U.S.”), the state of Florida and in various foreign jurisdictions in which the Company conducts business. The Internal Revenue Service (“IRS”) examined the 2004 and 2005 tax returns and concluded with no change to the returns. Tax year 2006 remains open for examination by the IRS. Tax years 2004, 2005 and 2006 remain open for examination by the Florida Department of Revenue.

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope and delays the effective date of SFAS No. 157 until the beginning of the first quarter of 2009 for all non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the provisions of SFAS No. 157 as of January 1, 2008, for financial instruments and items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Although the adoption of SFAS No. 157 did not materially impact the consolidated results of operations and financial condition, the Company has provided the additional disclosures required in its condensed consolidated financial statements.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

Note 3. Property and Equipment, Net

Property and equipment, net consisted of the following for the periods presented:

	As of September 30, 2008	As of December 31, 2007
Property and equipment, net
Land	$735	$405
Building and leasehold improvements	7,797	7,147
Office furniture, vehicles and equipment	10,624	8,911
Warehouse equipment	2,445	2,487
Software	6,628	4,937

Total property and equipment	28,229	23,887
Less accumulated depreciation	(10,723)	(8,828)

Total property and equipment, net	$17,506	$15,059

Property and equipment, net included $3,152 and $3,863 of capitalized leases at September 30, 2008 and December 31, 2007, respectively. There was no interest expense capitalized to property and equipment during the three and nine months ended September 30, 2008 and 2007.

Note 4. Identifiable Intangible Assets, Net and Goodwill

Identifiable Intangible Assets, Net

Identifiable intangible assets, net consisted of the following for the periods presented:

As of September 30, 2008	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships	$3,630	$(1,210)	$(42)	$2,378	10.0
Tradenames	1,080	(900)	(3)	177	3.5
Non-compete agreements	730	(730)	—	—	3.0
Patents — T.G.M. S.A. – Uruguay	5	(4)	—	1

Total identifiable intangible assets, net	$5,445	$(2,844)	$(45)	$2,556

As of December 31, 2007	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships	$3,630	$(938)	—	$2,692	10.0
Tradenames	1,080	(820)	—	260	3.5
Non-compete agreements	730	(628)	—	102	3.0
Patents —TGM S.A. – Uruguay	5	(3)	—	2

Total identifiable intangible assets, net	$5,445	$(2,389)	—	$3,056

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets. The goodwill balance was $34,106 and $34,257 as of September 30, 2008 and December 31, 2007, respectively. The carrying amount of the goodwill decreased by $528 and $151, respectively, for the three and nine months ended September 30, 2008, due to the foreign currency translation impact of the Mexican Peso. There were no changes in the carrying amount of the goodwill as of December 31, 2007.

Note 5. Lines of Credit

The Company has lines of credit, short-term overdraft and credit facilities with various financial institutions in the countries in which the Company conducts business. Many of the in-country operations also have limited credit facilities. These credit facilities fall into three categories: asset-based financing facilities, letter of credit and performance bond facilities, and unsecured revolving credit facilities and lines of credit. The lines of credit are available sources of short-term liquidity for the Company.

Lines of credits consisted of the following for the periods presented:

	As of September 30, 2008	As of December 31, 2007
Lines of credit
SBA – Miami	$26,789	$20,518
Intcomex Peru S.A.C	2,339	1,179
TGM S.A. – Uruguay	2,098	3,464
Intcomex de Guatemala, S.A.	1,700	—
Intcomex Colombia, LTDA	1,168	309
Intcomex de Ecuador, S.A.	1,000	700
Computación Monrenca Panama, S.A.	656	—
Other	66	196

Total lines of credit	$35,816	$26,366

As of September 30, 2008 and December 31, 2007, the total amounts available under the credit facilities were $10,757 and $19,495, respectively. As of September 30, 2008 and December 31, 2007, the total amounts outstanding under the credit facilities were $35,816 and $26,366, respectively, of which $26,789 and $20,518, respectively, were outstanding under the Miami credit facility and $9,027 and $5,848, respectively, were outstanding under the in-country credit facilities. The increase in the outstanding balance during the nine months ended September 30, 2008, is primarily attributed to the increased borrowing by our subsidiaries to meet local working capital requirements, particularly borrowings related to our operations in Peru, Colombia and Guatemala, partially offset by a reduction in the borrowing requirements related to our operations in Uruguay.

SBA – Miami

SBA has a $30,000 revolving credit facility with Comerica Bank including $1,400 of letter of credit commitments, and a capital expenditures limit of $1,000. Borrowings against the facility bear interest at the U.S. prime lending rate (5.00% at September 30, 2008) or Eurodollar rate plus 1.9% and are secured on a first priority basis with all the assets of SBA. Interest is due monthly and the facility has a maturity date of August 25, 2010. Amounts borrowed under the facility may be repaid and re-borrowed at any time during the term of the agreement. Borrowing capacity is established monthly based on certain parameters established under the agreement. Advances under the facility are provided based on 85.0% of eligible domestic accounts receivable and 67.5% of eligible foreign accounts receivable plus 60.0% of eligible domestic inventory, less any credit facility reserves. The credit facility contains certain financial and non-financial covenants, including but not limited to, maintenance of a minimum level of tangible effective net worth, as defined and annual limitations on capital expenditures.

As of September 30, 2008 and December 31, 2007, SBA’s outstanding draws against the revolving credit facility were $24,333 and $14,511, respectively, and outstanding checks issued in excess of bank balances were $2,456 and $6,007, respectively. Based on collateral limitations, the remaining amounts available under the revolving credit facility were $5,667 and $15,489, respectively, as of September 30, 2008 and December 31, 2007.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

On November 13, 2008, SBA obtained a waiver to its credit agreement for the minimum tangible effective net worth and senior debt to tangible effective net worth ratio under its credit agreement with Comerica Bank, as a result of SBA’s default of its minimum tangible effective net worth and senior debt to tangible effective net worth ratio under its credit agreement as of September 30, 2008. SBA also obtained an amendment to its credit agreement increasing the cap of the inventory portion on the borrowing base from $12,500 to $14,000, amending the borrowing rate to the Eurodollar rate plus 3.5% and the maturity date to January 1, 2010, and requiring increased financial reporting disclosures made to Comerica Bank on a continual basis.

As of September 30, 2008, SBA was in compliance with all other financial covenants.

On August 14, 2008, SBA obtained a waiver to its credit agreement for the minimum tangible effective net worth and senior debt to tangible effective net worth ratio under its credit agreement with Comerica Bank as a result of SBA’s default of its minimum tangible effective net worth and senior debt to tangible effective net worth ratio under its credit agreement as of June 30, 2008. Under the agreement, SBA is required to maintain a minimum tangible effective net worth of $25,000 and a senior debt to tangible effective net worth ratio of not more than 6.0 to 1.0.

On May 14, 2008, SBA obtained a waiver to its credit agreement with Comerica Bank for the minimum tangible effective net worth and the senior debt to tangible effective net worth ratio as of March 31, 2008. SBA also obtained an amendment to its credit agreement decreasing the minimum tangible effective net worth of $25,000 to $20,000, effective for the quarters ended September 30, 2008 and March 31, 2009, requiring SBA to maintain a senior debt to tangible effective net worth ratio of not more than 2.5 to 1.0, and requiring SBA to maintain a minimum tangible effective net worth of $25,000 for the quarters ended June 30, 2008, December 31, 2008, June 30, 2009, and for each quarter end thereafter. The amendment required SBA’s senior debt to tangible effective net worth ratio to be not more than 5.0 to 1.0, effective as of December 31, 2008, and December 31 of each year thereafter. The amendment increased SBA’s senior debt to tangible effective net worth ratio to not more than 6.0 to 1.0, effective as of June 30, 2008, September 30, 2008, March 31, 2009, and June 30, September 30 and March 31 of each year thereafter. Under the amendment, borrowings against the facility bore interest at the U.S. prime lending rate (5.00% at June 30, 2008) or Eurodollar rate plus 2.4%.

On March 28, 2008, SBA obtained from Comerica Bank an amendment to its credit agreement for the definition of the tangible effective net worth and to increase the senior debt to tangible effective net worth ratio to not more than 3.5 to 1.0, effective for the quarters ended March 31, 2008 and June 30, 2008, and not more than 3.0 to 1.0 thereafter. In addition, SBA obtained a waiver to its credit agreement for the senior debt to tangible effective net worth ratio as of December 31, 2007.

Intcomex Peru S.A.C.

Intcomex Peru S.A.C. (“Intcomex Peru”) has four lines of credit with two financial institutions totaling $3,180 and $1,480 as of September 30, 2008 and December 31, 2007, respectively. The lines are collateralized with a guarantee from Intcomex Holdings, LLC, and carry interest rates ranging from 5.0% to 11.0%. As of September 30, 2008 and December 31, 2007, Intcomex Peru had outstanding balances under the lines of credit of $2,339 and $1,179, respectively.

TGM S.A. – Uruguay

TGM S.A. – Uruguay (“Intcomex Uruguay”) has three lines of credit with local financial institutions totaling $3,150 and $3,550 as of September 30, 2008 and December 31, 2007, respectively. The lines are collateralized with a guarantee from Intcomex Holdings, LLC. As of September 30, 2008 and December 31, 2007, Intcomex Uruguay had outstanding balances under the lines of credit of $2,098 and $3,464, respectively. The lines of credit carry interest rates ranging from 7.0% to 8.0% and expire on April 30, 2009.

Intcomex de Guatemala, S.A.

Intcomex de Guatemala, S.A. (“Intcomex Guatemala”) has one line of credit with a local financial institution in the amount of $5,700 and $2,000 as of September 30, 2008 and December 31, 2007, respectively. The line carries an interest rate of 7.3% and matures on January 10, 2009. As of September 30, 2008, Intcomex Guatemala had outstanding balances under the line of credit of $1,700. As of December 31, 2007, Intcomex Guatemala did not have an outstanding balance under the line of credit.

Intcomex Colombia, LTDA

Intcomex Colombia, LTDA (“Intcomex Colombia”) has three lines of credit with local financial institutions carrying interest rates ranging from 13.5% to 28.0% and an unsecured revolving line of credit for cash overdrafts with a local financial institution carrying an interest rate of 24.0%. As of September 30, 2008 and December 31, 2007, Intcomex Colombia had outstanding balances under the lines of credit of $1,168 and $205, respectively, and a cash overdraft balance of $104 at December 31, 2007. As of September 30, 2008, Intcomex Colombia did not have an outstanding cash overdraft balance.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

Intcomex de Ecuador, S.A.

Intcomex de Ecuador, S.A. (“Intcomex Ecuador”) has two lines of credit with local financial institutions carrying interest rates of 9.3% and 9.4%, respectively. The lines of credit have expiration dates of November 4, 2008 and October 24, 2008, respectively. As of September 30, 2008 and December 31, 2007, Intcomex Ecuador had an outstanding balance under these lines of credit of $1,000 and $700, respectively.

Computación Monrenca Panama, S.A.

Computación Monrenca Panama, S.A. (“Intcomex Panama”) had a line of credit with a local financial institution carrying an interest rate ranging from 7% to 9%. The line of credit matures on September 30, 2009. As of September 30, 2008, the Company had an outstanding balance of $656. As of December 31, 2007, the Company did not have an outstanding balance under this line of credit.

Note 6. Long-Term Debt, Net

Long-term debt consisted of the following for the periods presented:

	As of September 30, 2008	As of December 31, 2007
Long-term debt, net of current portion
Intcomex, Inc. 11 3/4% Second Priority Senior Secured Notes	$109,613	$114,481
SBA – Miami capital lease	1,204	1,378
Intcomex Peru collateralized notes	757	817
Other, including various capital leases	375	548

Total long-term debt	111,949	117,224
Current maturities of long-term debt	(5,616)	(5,624)

Total long-term debt, net of current portion	$106,333	$111,600

On August 25, 2005, the Company consummated a high yield debt offering of $120,000 in aggregate principal amount of 11 3/4% Second Priority Senior Secured Notes, due January 15, 2011 (the “11 3/4% Senior Notes”). The 11 3/ 4% Senior Notes are secured with 100.0% of the common shares of Holdings and SPC-I, 65.0% of the common shares of IXLA, with a second priority lien on the assets of SBA. In August 2005, the Board of Directors declared and approved the payment of a $20,000 dividend to shareholders of record on August 25, 2005, using a portion of the proceeds from our $120,000 11 3/4% Senior Notes offering.

On December 14, 2006, the Company completed the exchange of 100.0% of the outstanding principal of the 11 3/4% Senior Notes for SEC registered publicly tradable notes that have substantially identical terms and conditions as the initial Notes. On or after January 15, 2007, the Company was eligible to redeem a portion or all of the 11 3/4% Senior Notes. On August 14, and 15, 2007, the Company repurchased a total of $5,000 of its 11 3/4% Senior Notes in connection with its mandatory sinking fund redemption requirement and subsequently retired the repurchased 11 3/4% Senior Notes. As of September 30, 2008 and December 31, 2007, $109,613 and $114,481, respectively, of the 11 3/4% Senior Notes remained outstanding.

On April 30, 2007, SBA entered into a lease agreement with Comerica Bank in the principal amount of $1,505 for the acquisition of the Miami office and warehouse equipment. Interest is due monthly at 1.96% of the total equipment costs and all outstanding amounts are due April 30, 2012. As of September 30, 2008 and December 31, 2007, $1,204 and $1,378, respectively, remained outstanding under the lease agreement.

On March 13, 2008, the Company purchased $1,000 of its 11 3/4% Senior Notes in an arm’s length transaction, at 98.25% of face value plus accrued interest in connection with its mandatory sinking fund redemption requirement. On April 9, 2008, the Company purchased $1,000 of its 11 3/4% Senior Notes at 96.25% of face value plus accrued interest and an additional $1,000 on April 25, 2008, at 96.5% of face value plus accrued interest in arms’ length transactions in connection with its mandatory sinking fund redemption requirement. On June 24, 2008, the Company purchased $2,000 of its 11 3/4% Senior Notes in arm’s length transactions at 90.00% of face value plus accrued interest in connection with its mandatory sinking fund redemption requirement. The Company recognized a gain of $290 on the redemption of the 11 3/4% Senior Notes for the nine months ended September 30, 2008, which is included as a reduction to interest expense in the condensed consolidated statement of operations.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

Note 7. Income Taxes

Income tax provision consisted of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income tax provision
Current expense
Federal and state	$42	$5	$63	$23
Foreign	1,174	1,495	4,108	5,031

Total current expense	1,216	1,500	4,171	5,054
Deferred benefit
Federal and state	(1,123)	(572)	(3,370)	(1,734)
Foreign	(698)	(366)	(1,039)	(861)

Total deferred benefit	(1,821)	(938)	(4,409)	(2,595)

Total income tax (benefit) provision	$(605)	$562	$(238)	$2,459

A reconciliation of the statutory federal income tax rate and effective rate as a percentage of income before provision for income taxes consisted of the following for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	%	2007	%	2008	%	2007	%
Effective tax rate
(Loss) income before provision for income taxes:
U.S.	$(3,676)		$(1,032)		$(9,943)		$(8,178)
Foreign	(375)		5,824		8,662		18,920

Income before tax (benefit) provision for income taxes	$(4,051)		$4,792		$(1,281)		$10,742

Tax at statutory rate	$(1,376)	(34)	$1,630	34	$(436)	(34)	$3,652	34
State income taxes, net of federal income tax benefit	(172)	(4)	(97)	(2)	(567)	(44)	(266)	(2)
Effect of tax rates on non-U.S. operations	901	22	(965)	(20)	702	55	(904)	(8)
Change in valuation allowance	42	1	(6)	—	63	5	(23)	—

Effective tax rate	$(605)	(15)	$562	12	$(238)	(18)	$2,459	23

The effective tax rate for the three and nine months ended September 30, 2008 was (15%) and (18%), respectively, as compared to 12% and 23% for the three and nine months ended September 30, 2007, respectively. The decline in the effective tax rate was primarily due to lower taxable earnings primarily in Argentina, Chile, Colombia and Mexico.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

The Company’s net deferred tax asset was attributable to the following for the periods presented:

	As of September 30, 2008	As of December 31, 2007
Deferred tax asset
Current asset
Allowance for doubtful accounts	$961	$495
Inventories	861	774
Accrued expense	235	338
Tax goodwill	298	295

Total current asset	2,355	1,902
Non-current asset
Tax goodwill	926	1,111
Net operating loss	10,166	6,657
Taxes	888	343
Valuation allowance	(632)	(569)

Total non-current asset	11,348	7,542

Total deferred tax asset	$13,703	$9,444

Deferred tax liability
Current liability
Inventories	$(427)	$(414)

Total current liability	(427)	(414)
Non-current liability
Fixed assets	(947)	(649)
Amortizable intangible assets	(781)	(872)
Inventories	(291)	(661)

Total non-current liability	(2,019)	(2,182)

Total deferred tax liability	(2,446)	(2,596)

Net deferred tax asset	$11,257	$6,848

As of September 30, 2008, the balance of SBA’s tax goodwill was $3,117. SBA recorded tax goodwill of approximately $9,800 in July 1998, which is being amortized for tax purposes over 15 years. SBA established a deferred tax asset of $262 for foreign withholding taxes paid in El Salvador during 2005. Intcomex Colombia has a $274 deferred tax asset related to a net operating loss (“NOL”) carry forward. Management established a $250 valuation allowance against this deferred tax asset pending Intcomex Colombia’s further growth in taxable income. Colombia allows for an eight year carry forward on NOLs, which expires in 2013.

As of September 30, 2008, the Company’s U.S. and state of Florida NOLs resulted in a deferred tax asset of $8,786, which will begin to expire in 2026. No valuation allowance has been recorded against this NOL, as management believes it will be fully realized.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. (“FIN”) 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN 48-1”), an amendment to FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a comprehensive model for the financial statement, recognition, measurement, classification and disclosure of uncertain tax positions.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

The Company files tax returns in the U.S., the state of Florida and in various foreign jurisdictions in which the Company conducts business throughout Latin American and the Caribbean. The IRS examined the 2004 and 2005 tax returns and concluded with no change to the returns. Tax year 2006 remains open for examination by the IRS. Tax years 2004, 2005 and 2006 remain open for examination by the Florida Department of Revenue.

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

In June 2008, the Company recorded a previously unrecognized income tax liability for the potential denial of deductions taken related to one of the Company’s foreign operations in the amount estimated to be approximately $300, all of which would affect the Company’s income tax expense and effective tax rate. The Company classifies tax liabilities that are expected to be paid within the current year, if any, as current income tax liabilities and all other uncertain tax positions as non-current income tax liabilities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. In addition, the Company recorded a liability in the amount of $100 for accrued interest related to income taxes. The Company did not record any income tax penalties.

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

On June 30, 2008, our shareholders approved the issuance of 73 restricted shares of common stock, non-voting, with a three year cliff vesting period, to Mr. Henriques, as the initial equity consideration for his election to the Board of Directors and 41 restricted shares of common stock, non-voting, to each of our board members, Mr. Madden and Ms. Miltner, as their annual equity consideration for board membership, (collectively the “2008 Restricted Stock Issuances.”)

In November 2007, our Board of Directors authorized the issuance at the time of an initial public offering of 32 restricted shares of common stock, non-voting, at the initial public offering price, with a three year vesting period of one-third per year on the annual anniversary date, to each of our board members Mr. Madden and Ms. Miltner.

On February 27, 2007, options to acquire an aggregate of approximately 1,540 shares of Class B common stock, non-voting were granted under 2007 Founders’ Grant Stock Option Plan (the “2007 Founders’ Option Plan”) to certain management employees and independent, non-employee directors. The options were granted at an exercise price of $1,077 per share, which was equal to the fair value of our common stock on the date of grant. The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2007 was $566 per share. The shares vest ratably over a three year vesting period of one-third per year on the annual anniversary date and expire 10 years from the date of grant. There were no stock options granted during the three and nine months ended September 30, 2008. The number of options vested was 497 as of three and nine months ended September 30, 2008. The options were antidilutive during the three and nine months ended September 30, 2008, as the fair value of the options is below the exercise price of the options. There were 155 restricted shares of common stock, non-voting granted under the 2008 Restricted Stock Issuances to certain independent, non-employee directors on June 30, 2008. The restricted shares of common stock, non-voting were antidilutive during the three and nine months ended September 30, 2008. There were no restricted shares of common stock, non-voting outstanding during the three and nine months ended September 30, 2007.

The compensation costs for stock-based compensation are recorded in salaries, wages and benefits in the consolidated statements of operations as part of selling, general and administrative expenses. Total compensation costs for stock-based compensation arrangements charged against income during the three and nine months ended September 30, 2008 were $85 and $229, respectively, of which $69 and $213, respectively, relate to the options. During the three and nine months ended September 30, 2008, $16 was charged against income related to the restricted shares of common stock, non-voting.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

Total compensation costs for stock-based compensation arrangements charged against income during the three and nine months ended September 30, 2007 were $65 and $119, respectively, all of which related to the options. There were no compensation costs recorded for the authorization of the issuance of restricted shares of common stock, non-voting to our Board of Directors during the three and nine months ended September 30, 2007.

As of September 30, 2008 and December 31, 2007, there were $431 and $672, respectively, of total unrecognized compensation costs for unvested stock-based compensation arrangements related to the options issued pursuant to the 2007 Founders’ Option Plan. As of September 30, 2008, there was $174 of total unrecognized compensation costs for unvested stock-based compensation arrangements related to the restricted shares of common stock, non-voting, issued pursuant to the 2008 Restricted Stock Issuances. The unrecognized compensation costs are expected to be recognized over a weighted average period of approximately 3.0 years.

A summary of the stock option activity under the 2007 Founders’ Option Plan as of September 30, 2008, and changes during the nine months ended September 30, 2008, consisted of the following:

	Outstanding Options (in shares)	Weighted-Average Exercise Price per Option (in dollars)	Exercisable Options (in shares)
Balance at January 1, 2008	1,540	$1,077	513
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	(50)	$1,077	(16)

Balance at September 30, 2008	1,490	$1,077	497

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

A summary of the unvested restricted shares of common stock, non-voting award activity under the 2008 Restricted Stock Issuances as of September 30, 2008, and changes during the nine months ended September 30, 2008, consisted of the following:

	Restricted Common Stock, Non-voting (in shares)	Weighted-Average Grant-Date Fair Value per Share (in dollars)
Unvested Balance at January 1, 2008	—	—
Granted	155	$1,225
Vested	—	—
Forfeited	—	—

Unvested Balance at September 30, 2008	155	$1,225

The fair value of the restricted shares of common stock, non-voting was estimated by the Company on June 30, 2008, the date the Company received unanimous shareholder approval.

Note 9. Commitments and Contingencies and Other

Litigation

In the normal course of business, the Company is subject to litigation. In the opinion of management, the ultimate resolution of these litigations will not have a material adverse impact on the condensed consolidated financial statements.

Contingent Liability

In June 2008, the Company recorded a provision for potential payroll tax and value added tax (“VAT”) exposure related to its operations in a foreign jurisdiction in which the Company conducts business, in the amount estimated to be approximately $400, all of which affects the Company’s operating expenses. In addition, the Company recorded a provision of $100 for the professional audit and legal fees incurred to determine the amount of unrecognized potential payroll tax and VAT exposure. The Company is subject to VAT for products sold at the time a product is resold at an applicable VAT rate. The Company recognized certain VAT deductions that could be disallowed and believes it is subject to a tax assessment with respect to the VAT filings for the years ended December 31, 2003 through 2007. The Company is obligated to comply with withholding and social security tax rules in foreign jurisdictions where persons perform ‘fees for services’ work for the Company. The Company is obligated to remit withholding and social security taxes on behalf of these service providers for performing functions in the ordinary course of business for the Company as opposed to delivering specialized professional services in the foreign jurisdiction.

The Company is subject to inspection by the tax authorities in the foreign jurisdictions in which the Company conducts business for various statutes of limitations under the applicable law. The respective provision for the potential payroll tax and VAT contingency is based upon the Company’s determination that a high probability exists that an unfavorable outcome is likely to be realized upon ultimate settlement with a tax authority that has full knowledge of all relevant information. The Company believes the provision for the payroll tax and VAT contingency is sufficient to cover any losses that may occur as a result of related judicial actions.

Tax Settlement

In 2007, the Company incurred a net pre-tax charge of $3,800, (approximately $2,700 after tax) including legal and accounting fees, included in operating expenses in our consolidated statements of operations, as a result of settlements with Uruguayan regulatory authorities. On June 29, 2007, our Uruguayan subsidiary, T.G.M., S.A., reached a settlement agreement with the Uruguayan tax agency Dirección General Impositiva (“DGI”) following a tax audit of the period 2001 through 2005. During the audit, the DGI raised questions about the alleged failure of two local suppliers operating through several legal entities to pay VAT and other taxes in connection with the sale of certain IT products to our Uruguayan subsidiary. Our Uruguayan subsidiary cooperated fully with the audit and has complied with its tax payment obligations, properly recorded, reported and paid all taxes. Due to the possibility of significant potential fines and related legal expenses, our Uruguayan subsidiary approached the DGI seeking a resolution at that same time, and after negotiation, agreed to pay UYP 53,000 or approximately $2,200, and forfeit $500 in previously recognized tax credits in connection with the settlement agreement. Our Uruguayan subsidiary was engaged in a parallel negotiation process with the Uruguayan customs authorities relating to the same time periods and facts, and entered into a similar settlement agreement with the customs authorities providing for the payment of UYP 26,200, or approximately $1,100, for which the Company received a credit from the customs authorities of approximately $3,000.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

We believe that payment of the settlement amounts was the best course of action for both our Uruguayan subsidiary and the Company, particularly because Uruguayan tax law may, in certain cases, impose a joint and several financial liability on the Company for acts committed by third parties, such as the two suppliers described above that result in the loss of tax revenue. In addition, the settlement payments avoid the risk connected with, and the commitment of potentially significant financial and managerial resources to, potential regulatory claims.

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

Note 10. Related Party Transaction

In November 2008, the Company entered into a 14 month consulting agreement in the amount of approximately $546, with two of the Company’s shareholders, and former managers of our operations in Mexico, to provide advice and operating guidance to the new management of the Company’s Mexican operations.

Note 11. Additional Paid in Capital

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

In November 2007, our Board of Directors authorized the issuance at the time of an initial public offering of 32 restricted shares of common stock, non-voting, at the initial public offering price, with a three year vesting period of one-third per year on the annual anniversary date, to each of our board members Mr. Madden and Ms. Miltner. There were no compensation costs recorded related to the authorization of the issuance of shares of common stock during the three and nine months ended September 30, 2008 and 2007. There were no issuances of shares of common stock during the three and nine months ended September 30, 2008 and 2007.

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

In February 2007, the Board of Directors of our Company authorized a one-time issuance of options to acquire an aggregate of 1,540 shares of Class B common stock, non-voting under the 2007 Founders’ Option Plan to certain of the Company’s management employees and independent, non-employee directors. The shares vest ratably over a three year vesting period of one-third per year on the annual anniversary date and expire 10 years from the date of grant. There were no options issued during the three and nine months

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

ended September 30, 2008. Total compensation costs related to stock-based compensation charged against income with an offsetting increase to additional paid in capital was $85 and $229, respectively, for the three and nine months ended September 30, 2008 and $65 and $119, respectively, for the three and nine months ended September 30, 2007.

Note 12. Segment Information

The Company operates in a single industry segment, that being a distributor of IT products. The Company’s operating segments are based on geographic location. Geographic areas in which the Company operated during the three and nine months ended September 30, 2008 and 2007, include sales generated from and invoiced by the Miami, Florida operations (the “Miami operations”) and sales generated from and invoiced by all of the Latin American and Caribbean subsidiary operations (the “in-country operations”). The in-country operations conduct business in the following countries: Argentina, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Jamaica, Mexico, Panama, Peru, and Uruguay.

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

Inter-segment revenue primarily represents intercompany revenue between the Miami operations and the in-country operations at established prices between the related companies and are eliminated in consolidation. The measure for the Company’s segment profit is operating income. Financial information by geographic operating segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007
Statement of Operations Data:
Revenue
Miami operations
Revenue to unaffiliated customers (1)	$70,030	$70,712	$232,796	$217,289
Inter-segment	63,352	67,798	208,019	216,460

Total Miami operations	133,382	138,510	440,815	433,749
In-country operations	203,854	197,263	622,408	548,833
Eliminations of inter-segment	(63,352)	(67,798)	(208,019)	(216,460)

Total revenue	$273,884	$267,975	$855,204	$766,122

Operating income (loss)
Miami operations	$248	$3,827	$1,834	$5,451
In-country operations	4,232	5,477	15,569	17,024

Total operating income	$4,480	$9,304	$17,403	$22,475

			As of September 30, 2008	As of December 31, 2007
Balance Sheet Data:
Assets
Miami operations			$205,705	$185,623
In-country operations			171,509	177,385

Total assets			$377,214	$363,008

Property and equipment, net
Miami operations			$7,843	$6,686
In-country operations			9,663	8,373

Total property and equipment, net			$17,506	$15,059

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

	Nine Months Ended September 30,
	(Unaudited)
	2008	2007
Goodwill
Miami operations	$21,253	$21,253
In-country operations	12,853	13,004

Total goodwill	$34,106	$34,257

(1)	For purposes of geographic disclosure, revenue is attributable to the country in which the Company’s individual business resides.

Note 13. Guarantor Condensed Consolidating Financial Statements

At September 30, 2008 and December 31, 2007, $109,613 and $114,481, respectively, of the 11 3/4% Senior Notes remained outstanding. The 11 3/4 % Senior Notes are unconditionally guaranteed by each of the Company’s subsidiaries (collectively, the “Subsidiary Guarantors”), with the exception of 35.0% of the common shares of IXLA (collectively, the “Non-Guarantor Subsidiaries”). Each of the note guarantees covers the full amount of the 11 3/4% Senior Notes and each of the Subsidiary Guarantors is 100% owned by the Company. Pursuant to Rule 3-10(f) of Regulation S-X, supplemental financial unaudited information for the Company, its combined Subsidiary Guarantors and its combined Non-Guarantor Subsidiaries is presented below:

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2008

(Unaudited)

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$250	$21,919	$—	$22,169
Trade accounts receivable, net	—	84,071	78,316	(50,852)	111,535
Inventories	—	42,903	93,504	(1,169)	135,238
Other current assets	39,881	44,033	41,475	(90,561)	34,828

Total current assets	39,881	171,257	235,214	(142,582)	303,770
Property and equipment, net	3,587	4,256	9,663	—	17,506
Investments in subsidiaries	132,280	180,131	—	(312,411)	—
Goodwill	—	21,253	12,853	—	34,106
Other assets	13,419	1,001	7,269	—	21,689

Total assets	$189,167	$377,898	$264,999	$(454,993)	$377,071

Liabilities and Shareholders’ Equity
Current liabilities	$30,562	$177,670	$146,488	$(141,368)	$213,352
Long-term debt, net of current portion	104,569	1,106	658	—	106,333
Deferred tax liabilities	359	546	1,114	—	2,019
Other long-term liabilities	—	1,156	534	—	1,690

Total liabilities	135,490	180,478	148,794	(141,368)	323,394
Total shareholders’ equity	53,677	197,420	116,205	(313,625)	53,677

Total liabilities and shareholders’ equity	$189,167	$377,898	$264,999	$(454,993)	$377,071

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2008

(Unaudited)

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Revenue	$—	$133,382	$203,853	$(63,351)	$273,884
Cost of revenue	132	125,912	185,668	(63,381)	248,331

Gross profit	(132)	7,470	18,185	30	25,553
Operating expenses	3,092	4,262	13,719	—	21,073

Operating (loss) income	(3,224)	3,208	4,466	30	4,480
Other expense (income)
Interest expense, net	3,562	374	203	—	4,139
Other, net	(989)	(1,014)	4,515	1,880	4,392

Total other (income) expense	2,573	(640)	4,718	1,880	8,531

(Loss) income before provision for income taxes	(5,797)	3,848	(252)	(1,850)	(4,051)

(Benefit) provision for income taxes	(2,351)	1,223	523	—	(605)

Net (loss) income	$(3,446)	$2,625	$(775)	$(1,850)	$(3,446)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2007

(Unaudited)

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Revenue	$—	$138,510	$197,263	$(67,798)	$267,975
Cost of revenue	—	129,984	179,526	(68,240)	241,270

Gross profit	—	8,526	17,737	442	26,705
Operating expenses	611	4,697	12,093	—	17,401

Operating (loss) income	(611)	3,829	5,644	442	9,304
Other expense (income)
Interest expense, net	4,174	403	119	—	4,696
Other, net	(7,198)	(6,821)	(174)	14,009	(184)

Total other (income) expense	(3,024)	(6,418)	(55)	14,009	4,512

Income (loss) before provision for income taxes	2,413	10,247	5,699	(13,567)	4,792

(Benefit) provision for income taxes	(1,817)	1,251	1,128	—	562

Net income (loss)	$4,230	$8,996	$4,571	$(13,567)	$4,230

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2008

(Unaudited)

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Revenue	$—	$440,815	$622,408	$(208,019)	$855,204
Cost of revenue	132	418,257	565,531	(208,087)	775,833

Gross profit	(132)	22,558	56,877	68	79,371
Operating expenses	6,610	14,246	41,112	—	61,968

Operating (loss) income	(6,742)	8,312	15,765	68	17,403
Other expense (income)
Interest expense, net	10,754	1,064	250	—	12,068
Other, net	(10,516)	(10,753)	6,657	21,228	6,616

Total other expense (income)	238	(9,689)	6,907	21,228	18,684

(Loss) income before provision for income taxes	(6,980)	18,001	8,858	(21,160)	(1,281)

(Benefit) provision for income taxes	(5,937)	2,583	3,116	—	(238)

Net (loss) income	$(1,043)	$15,418	$5,742	$(21,160)	$(1,043)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2007

(Unaudited)

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Revenue	$—	$433,749	$548,833	$(216,460)	$766,122
Cost of revenue	—	408,345	497,435	(216,465)	689,315

Gross profit	—	25,404	51,398	5	76,807
Operating expenses	5,601	14,524	34,207	—	54,332

Operating (loss) income	(5,601)	10,880	17,191	5	22,475
Other expense (income)
Interest expense, net	11,965	833	60	—	12,858
Other, net	(20,382)	(20,360)	(1,141)	40,758	(1,125)

Total other (income) expense	(8,417)	(19,527)	(1,081)	40,758	11,733

Income (loss) before provision for income taxes	2,816	30,407	18,272	(40,753)	10,742

(Benefit) provision for income taxes	(5,467)	3,756	4,170	—	2,459

Net income (loss)	$8,283	$26,651	$14,102	$(40,753)	$8,283

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2008

(Unaudited)

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Cash flows provided by (used in) operating activities	$6,500	$(5,138)	$(8,635)	$—	$(7,273)

Cash flows from investing activities
Purchases of property and equipment, net	(1,632)	(720)	(2,524)	—	(4,876)
Other	—	—	158	—	158

Cash used in investing activities	(1,632)	(720)	(2,366)	—	(4,718)

Cash flows from financing activities
Borrowings under lines of credit, net	—	6,271	3,179	—	9,450
Borrowings under long-term debt	—	—	36	—	36
Payments of long-term debt	(4,868)	(244)	(199)	—	(5,311)

Cash flows (used in) provided by financing activities	(4,868)	6,027	3,016	—	4,175

Effects of exchange rate changes on cash and cash equivalents	—	—	586		586

Net increase (decrease) in cash and cash equivalents	—	169	(7,399)	—	(7,230)
Cash and cash equivalents, beginning of period	$—	$81	$29,318	$—	$29,399

Cash and cash equivalents, end of period	$—	$250	$21,919	$—	$22,169

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2007

(Unaudited)

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Cash flows (used in) provided by operating activities	$6,062	$(9,077)	$(11,534)	$—	$(14,549)
Cash flows used in investing activities
Purchases of property and equipment, net	(1,361)	(2,616)	(1,655)	—	(5,632)
Other	—	(88)	639	—	551

Cash used in investing activities	(1,361)	(2,704)	(1,016)	—	(5,081)
Cash flows (used in) provided by financing activities
Borrowings under lines of credit, net	—	10,521	4,950	—	15,471
Borrowings under long-term debt	355	1,505	441	—	2,301
Payments of long-term debt	(5,057)	(149)	(139)	—	(5,345)

Cash flows (used in) provided by financing activities	(4,702)	11,877	5,252	—	12,427
Effects of exchange rate changes on cash and cash equivalents	—	—	(51)	—	(51)

Net (decrease) increase in cash and cash equivalents	(1)	96	(7,349)	—	(7,254)
Cash and cash equivalents, beginning of period	2	131	20,441	—	20,574

Cash and cash equivalents, end of period	$1	$227	$13,092	$—	$13,320

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”), including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, beliefs, estimates, forecasts, and projections and management assumptions about our Company, our future performance, our liquidity and the IT products distribution industry in which we operate. Words such as “may”, “intend”, “expect,” “anticipate,” “believe”, “target,” “goal,” “project,” “plan,” “seek,” “estimate,” “continue,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances including but not limited to, management’s expectations for competition, revenues, margin, expenses and other operating results; capital expenditures; liquidity; capital requirements, acquisitions and exchange rate fluctuations, each of which involves numerous risks and uncertainties are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II—Other Information, Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 31, 2008 (“Annual Report”) and elsewhere herein. These risks and uncertainties include, but are not limited to, the following:

•	an increase in competition in the markets in which we operate or plan to operate;

•	difficulties in maintaining and enhancing internal controls and management and financial reporting systems;

•	adverse changes in general, regional and country-specific economic and political conditions in Latin America and the Caribbean;

•	fluctuations of other currencies relative to the United States (“U.S.”) dollar;

•	difficulties in staffing and managing our foreign operations;

•	departures of our key executive officers;

•	increases in credit exposure to our customers;

•	adverse changes in our relationships with vendors and customers; or

•	declines in our inventory values.

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

Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements because of certain factors discussed below or elsewhere in this Quarterly Report and included in the Company’s Annual Report. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report and our unaudited condensed consolidated financial statements for the fiscal quarter ended September 30, 2008, which are included in this Quarterly Report.

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

The results of operations for the three and nine month periods ended September 30, 2008 reflect an increase in revenue from the corresponding periods in 2007, as we have achieved a positive year-over-year revenue growth from our significant product lines and our customer markets. We believe this growth is attributable, in part, to the successful implementation of our sales strategies. Revenue increased by $5.9 million, or 2.2%, and gross profit decreased by $1.2 million, or 4.3%, for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. Revenue increased by $89.1 million, or 11.6%, and gross profit increased by $2.6 million, or 3.3%, for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007.

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

•

Shift in revenue to in-country operations. One of our growth strategies is to expand the geographic presence of our in-country operations into areas in which we believe we can achieve higher gross margins than our Miami operations. Miami gross margins are generally lower than in-country gross margins because Miami is a more competitive market and Miami’s customers, who are primarily other Miami-based IT distributors or large IT distributors, resellers and retailers located in Latin America or the Caribbean, have larger average order quantities than customers of our in-country segment and as a result benefit from lower average prices. In-country revenue grew by an average of 26.6% annually between 2001 and 2007, as compared to growth in Miami revenue of an average of 12.6% annually over the same period. In-country revenue accounted for 74.4% and 73.6% of consolidated revenue for the three months ended September 30, 2008 and 2007, respectively, and 72.8% and 71.6% of consolidated revenue for the nine months ended September 30, 2008 and 2007, respectively. This growth in our in-country operations reflects in part the growth in local market share achieved by four of our distribution centers (El Salvador, Ecuador, Costa Rica and Jamaica) that were opened in 2000, the Argentina operation opened in September 2003 and our Colombia operation opened in January 2004. Our in-country presence was further expanded by our re-acquisition of Centel in Mexico in June 2005 discussed below.

•

Exposure to fluctuations in foreign currency. A significant portion of our revenues from in-country operations is invoiced in currencies other than the U.S. dollar and a significant amount of our in-country operating expenses are denominated in currencies other than U.S. dollars. In markets where we invoice in local currency, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, the appreciation of a local currency will reduce our gross profit and gross margins in U.S. dollar terms. In markets where our books and records are prepared in currencies other than the U.S. dollar, the appreciation of a local currency will increase our operating expenses and decrease our operating margins in U.S. dollar terms. In our consolidated statement of operations, a foreign exchange loss of $4.4 million and $0.1 million were included for the three months ended September 30, 2008 and 2007, respectively and a foreign exchange loss of $6.6 million and a foreign exchange gain of $0.8 million were included for the nine months ended September 30, 2008 and 2007, respectively. We generally do not engage in foreign currency hedging arrangements, and, consequently, foreign currency fluctuations may adversely affect our results of operations, including our gross margins and operating margins.

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

•

Increased levels of indebtedness. In connection with the investment by CVC International in our Company in August 2004 and our re-acquisition of Centel, we borrowed under our former senior secured credit facility with Wells Fargo Foothill and Morgan Stanley, which we refer to as our “former senior secured credit facility,” and issued subordinated seller notes to the sellers, which increased our leverage and our interest expense. In August 2005, we issued $120.0 million of 11 3/4% Senior Notes and used the proceeds to repay the outstanding principal balances on our former senior secured credit facility and subordinated seller notes as well as to pay a $20.0 million dividend to our stockholders. For the three months ended September 30, 2008 and 2007, interest expense was $4.4 million and $4.9 million, respectively. For the nine months ended September 30, 2008 and 2007, interest expense was $12.9 million and $13.3 million, respectively.

•

Centel re-acquisition. On June 23, 2005, we re-acquired all of the outstanding shares of our former subsidiary Centel (which we originally sold in 2001) for $14.0 million in cash, $3.0 million in Class B common shares, non-voting and $2.8 million in subordinated seller notes, representing an aggregate consideration of $19.8 million. For the three months ended September 30, 2008 and 2007, Centel had revenue of $24.9 million and $30.8 million, respectively, and net income of $0.1 million and $1.2 million, respectively. For the nine months ended September 30, 2008 and 2007, Centel had revenue of $81.0 million and $86.0 million, respectively, and net income of $1.0 million and $3.0 million, respectively.

Uruguay Tax Audit

In 2007, the Company incurred a net pre-tax charge of $3.8 million, (approximately $2.7 million after tax) including legal and accounting fees, included in operating expenses in our consolidated statements of operations, as a result of settlements with Uruguayan regulatory authorities. On June 29, 2007, our Uruguayan subsidiary, T.G.M., S.A., reached a settlement agreement with the Uruguayan tax agency Dirección General Impositiva (“DGI”) following a tax audit of the period 2001 through 2005. During the audit, the DGI raised questions about the alleged failure of two local suppliers operating through several legal entities to pay value added taxes and other taxes in connection with the sale of certain IT products to our Uruguayan subsidiary. Our Uruguayan subsidiary cooperated fully with the audit and has complied with its tax payment obligations, properly recorded, reported and paid all taxes. Due to the possibility of significant potential fines and related legal expenses, our Uruguayan subsidiary approached the DGI seeking a resolution at that same time, and after negotiation, agreed to pay UYP 53.0 million, or approximately $2.2 million, and forfeit approximately $0.5 million in previously recognized tax credits in connection with the settlement agreement. Our Uruguayan subsidiary was engaged in a parallel negotiation process with the Uruguayan customs authorities relating to the same time periods and facts, and entered into a similar settlement agreement with the customs authorities providing for the payment of UYP 26.2 million, or approximately $1.1 million, for which the Company received a credit from the customs authorities of approximately $3.0 million.

We believe that payment of the settlement amounts was the best course of action for both our Uruguayan subsidiary and the Company, particularly because Uruguayan tax law may, in certain cases, impose a joint and several financial liability on the Company for acts committed by third parties, such as the two suppliers described above that result in the loss of tax revenue. In addition, the settlement payments avoid the risk connected with, and the commitment of potentially significant financial and managerial resources to, potential regulatory claims.

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

Comparison of the three months ended September 30, 2008 versus the three months ended September 30, 2007

The following table sets forth selected financial data and percentages of revenue for the periods presented (in thousands):

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Revenue	$273,884	100.0%	$267,975	100.0%
Cost of revenue	248,331	90.7%	241,270	90.0%

Gross profit	25,553	9.3%	26,705	10.0%
Selling, general and administrative	20,069	7.3%	16,533	6.2%
Depreciation and amortization	1,004	0.4%	868	0.3%

Total operating expenses	21,073	7.7%	17,401	6.5%

Operating income	4,480	1.6%	9,304	3.5%
Other expense, net	8,531	3.1%	4,512	1.7%

(Loss) income before provision for income taxes	(4,051)	(1.5)%	4,792	1.8%
(Benefit) provision for income taxes	(605)	(0.2)%	562	0.2%

Net (loss) income	$(3,446)	(1.3)%	$4,230	1.6%

Revenue. Revenue increased $5.9 million, or 2.2%, to $273.9 million for the three months ended September 30, 2008, from $268.0 million for the three months ended September 30, 2007. Revenue growth was largely attributable to the continued increase in demand for our IT products throughout Latin America and the Caribbean. In particular, the growth in revenue was driven primarily by the increased sales of notebook computers of $13.8 million, monitors of $4.5 million, memory products of $2.0 million and printers of $1.6 million, partially offset by the reduced sales of hard disk drives of $7.4 million, CPU devices of $4.3 million and motherboards of $1.6 million. In addition, our revenue growth was tempered by a decline in the average selling price of memory products and notebook computers in our Miami and in-country operations. We experienced a 23.8% growth in unit shipments across our core product lines for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, partially offset by a 16.0% decline in the average selling prices across the same core products. In-country revenue increased $6.6 million, or 3.3%, to $203.9 million for the three months ended September 30, 2008, from $197.3 million for the three months ended September 30, 2007. In-country revenue accounted for 74.4% of our total revenue for the three months ended September 30, 2008, as compared to 73.6% for the three months ended September 30, 2007. The growth in sales derived from our in-country operations reflects the increased sales of notebook computers, monitors and printers, partially offset by the decreased sales of software and motherboards. Miami revenue decreased $0.7 million, or 1.0%, to $70.0 million for the three months ended September 30, 2008 (net of $63.4 million of revenue derived from sales to our in-country operations) from $70.7 million for the three months ended September 30, 2007 (net of $67.8 million of revenue derived from sales to our in-country operations). The decline in sales derived from our Miami operations reflects the decreased sales of hard disk drives, CPUs, motherboards and software, partially offset by the increased sales of memory products, monitors, printers and notebook computers.

Gross profit. Gross profit decreased $1.2 million, or 4.3%, to $25.6 million for the three months ended September 30, 2008, from $26.7 million for the three months ended September 30, 2007. The decrease was primarily driven by lower sales in our Miami operations. In-country gross profit increased $0.3 million, or 1.4%, to $18.1 million for three months ended September 30, 2008, from $17.8 million for the three months ended September 30, 2007, and accounted for 70.7% of our consolidated gross profit for the three months ended September 30, 2008, as compared to 66.7% for the three months ended September 30, 2007. The increase in in-country gross profit was primarily attributable to the increased sales of notebook computers in Chile, Colombia, Costa Rica, Jamaica, Panama, Peru and Uruguay, despite the decline in the average selling price of notebook computers. Also contributing to the higher in-country gross profit was the increased sales and average selling prices of monitors in Chile, Ecuador and Uruguay. This increase was partially offset by the effect of weakening currencies relative to the U.S. dollar in certain countries, most notably Chile, Colombia, Costa Rica, Mexico and Uruguay. Miami gross profit decreased $1.5 million, or 15.8%, to $7.5 million for the three months ended September 30, 2008, as compared to $8.9 million for the three months ended September 30, 2007. The decrease in Miami’s gross profit was largely the result of the decline in sales of hard disk drives and CPUs coupled with a decline in the average selling price of memory products, motherboards, monitors, software, and to a lesser extent, a decline in the average selling price of notebook computers. This decrease was slightly offset by the increased sales of memory products, monitors and printers. As a percentage of revenue, gross margin declined to 9.3% for the three months ended September 30, 2008, as compared to 10.0% for the three months ended September 30, 2007, due to a more competitive pricing environment in Miami and the effects of fluctuation in foreign currencies in several of our in-country operations.

Operating expenses. Total operating expenses increased $3.7 million, or 21.1%, to $21.1 million for the three months ended September 30, 2008, from $17.4 million for the three months ended September 30, 2007. As a percentage of revenue, operating expenses increased to 7.7% of revenue for the three months ended September 30, 2008, as compared to 6.5% for the three months ended September 30, 2007. In-country operating expenses increased $1.9 million, or 15.4%, to $14.0 million for the three months ended September 30, 2008, as compared to $12.1 million for the three months ended September 30, 2007. In-country operating expenses increased due to higher salaries and payroll-related expenses including commissions, the growth of our in-country operations in Argentina, Chile and Colombia and the increased office and warehouse expenses and marketing costs related to our operations in Chile. Salaries and payroll-related expenses in our in-country operations increased to 51.6% of total in-country operating expenses for the three months ended September 30, 2008, as compared to 49.1% for the three months ended September 30, 2007. Miami operating expenses increased $1.8 million, or 34.4%, to $7.1 million for the three months ended September 30, 2008, as compared to $5.2 million for the three months ended September 30, 2007, primarily due to an increase in salaries and payroll-related expenses.

Operating income. Operating income decreased $4.8 million, or 51.8%, to $4.5 million for the three months ended September 30, 2008, from $9.3 million in our in-country and Miami operations for the three months ended September 30, 2007. The decrease was driven primarily by the decline in gross profit coupled with increased operating expenses during the three months ended September 30, 2008, as compared to the same period in 2007. In-country operating income decreased $1.3 million, or 22.7%, to $4.2 million for the three months ended September 30, 2008, from $5.5 million for the three months ended September 30, 2007 due to the increase in operating expenses. Miami operating income decreased $3.6 million to $0.2 million for the three months ended September 30, 2008, from $3.8 million for the three months ended September 30, 2007. The decline in operating income resulted from the lower gross profit and the increase in the operating expenses during the three months ended September 30, 2007.

Other expense. Other expense increased $4.0 million, to $8.5 million for the three months ended September 30, 2008, from $4.5 million for the three months ended September 30, 2007. The increase was primarily attributable to the significant foreign exchange loss incurred during the three months ended September 30, 2008, primarily due to the fluctuations in the Chilean Peso and the Colombian Peso. The foreign exchange loss increased by $4.3 million to $4.4 million for the three months ended September 30, 2008, as compared to $0.1 million for the three months ended September 30, 2007. The Chilean Peso experienced a devaluation of 7.3%, weakening to 550.6 pesos per U.S. dollar as of September 30, 2008, from 513.2 pesos per U.S. dollar as of the prior quarter end. The Colombian Peso experienced a devaluation of 13.1%, weakening to 2,153.7 pesos per U.S. dollar as of September 30, 2008, from 1,903.4 pesos per U.S. dollar as of the prior quarter end.

Provision for income taxes. The provision for income taxes decreased $1.2 million, to a benefit of $0.6 million for the three months ended September 30, 2008, from a provision for income taxes of $0.6 million for the three months ended September 30, 2007. The decrease resulted from lower taxable earnings for the three months ended September 30, 2008. Our effective tax rate for the three months ended September 30, 2008, was (15)%, as compared to 12% for the three months ended September 30, 2007, resulting primarily from foreign exchange losses in our local in-country jurisdictions, particularly in Chile and Colombia.

Net (loss) income. Net (loss) income decreased $7.7 million to a net loss of $3.4 million for the three months ended September 30, 2008, as compared to net income of $4.2 million for the three months ended September 30, 2007. The decrease resulted from the significant foreign currency translation losses due to the effects of the weakening currency valuations against the U.S. dollar, particularly the Chilean Peso and the Colombian Peso.

Comparison of the nine months ended September 30, 2008 versus the nine months ended September 30, 2007

The following table sets forth selected financial data and percentages of revenue for the periods presented (in thousands):

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Revenue	$855,204	100.0%	$766,122	100.0%
Cost of revenue	775,833	90.7%	689,315	90.0%

Gross profit	79,371	9.3%	76,807	10.0%
Selling, general and administrative	59,090	6.9%	51,787	6.8%
Depreciation and amortization	2,878	0.3%	2,545	0.3%

Total operating expenses	61,968	7.3%	54,332	7.1%

Operating income	17,403	2.0%	22,475	2.9%
Other expense, net	18,684	2.2%	11,733	1.5%

(Loss) income before provision for income taxes	(1,281)	(0.2)%	10,742	1.4%
Provision for income taxes	(238)	—	2,459	0.3%

Net (loss) income	$(1,043)	(0.2)%	$8,283	1.1%

Revenue. Revenue increased $89.1 million, or 11.6%, to $855.2 million for the nine months ended September 30, 2008, from $766.1 million for the nine months ended September 30, 2007. Revenue growth was largely attributable to the continued increase in demand for our IT products throughout Latin America and the Caribbean. In particular, the growth in revenue was driven primarily by the increased sales of notebook computers of $58.1 million, monitors of $12.6 million, printers of $8.4 million, memory products of $5.9 million and software of $4.4 million, partially offset by a slight decline in sales of hard disk drives, CPU devices and motherboards. Also contributing to our revenue growth was the increased average selling price of monitors and software in our in-country operations, partially offset by the decreased average selling price of memory products, motherboards and notebook computers in our Miami and in-country operations. We experienced a 31.0% growth in unit shipments across our core product lines for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, partially offset by a 10.6% decline in average selling prices across the same core products. In-country revenue increased $73.6 million, or 13.4%, to $622.4 million for the nine months ended September 30, 2008, from $548.8 million for the nine months ended September 30, 2007. In-country revenue accounted for 72.8% of our total revenue for the nine months ended September 30, 2008, as compared to 71.6% of our total revenue for the nine months ended September 30, 2007. The growth in sales derived from our in-country operations reflects the increased sales of notebook computers, monitors, printers, memory products and software, partially offset by the decline in sales of motherboard and CPUs. Miami revenue increased $15.5 million, or 7.1%, to $232.8 million for the nine months ended September 30, 2008 (net of $208.0 million of revenue derived from sales to our in-country operations) from $217.3 million for the nine months ended September 30, 2007 (net of $216.5 million of revenue derived from sales to our in-country operations). The growth in sales derived from our Miami operations reflects the increased sales of memory products, notebook computers, printers, software, and to a lesser extent, monitors, partially offset by the decreased sales of hard disk drives and motherboards.

Gross profit. Gross profit increased $2.6 million, or 3.3%, to $79.4 million for the nine months ended September 30, 2008, from $76.8 million for the nine months ended September 30, 2007. The increase was primarily driven by higher sales in our in-country and Miami operations. In-country gross profit increased $5.3 million, or 10.4%, to $56.7 million for nine months ended September 30, 2008, from $51.4 million for the nine months ended September 30, 2007. In-country gross profit accounted for 71.4% of our consolidated gross profit for the nine months ended September 30, 2008, as compared to 66.9% of our consolidated gross profit for the same period in the prior year. The increase in in-country gross profit was primarily attributable to the increased sales of notebook computers in Chile, Colombia, Costa Rica, Panama and Peru, despite the decline in the average selling prices of these products. The increase was also a result of the increased sales and average selling price of monitors in Argentina, Chile, Ecuador and Uruguay. This increase was partially offset by the effect of weakening currencies relative to the U.S. dollar in certain countries, most notably Chile, Costa Rica and Colombia. Miami gross profit decreased $2.8 million, or 10.9%, to $22.6 million for the nine months ended September 30, 2008, as compared to $25.4 million for the nine months ended September 30, 2007. The decrease in Miami’s gross profit was largely the result of the decreased sales of hard drives, the decline in sales and price of motherboards and, to a lesser extent, the decline in the average selling price of notebook computers. As a percentage of revenue, gross margin declined slightly to 9.3% for the nine months ended September 30, 2008, as compared to 10.0% for the nine months ended September 30, 2007, due to the more competitive pricing environment in Miami and the effects of fluctuation in foreign currencies in several of our in-country operations.

Operating expenses. Total operating expenses increased $7.6 million, or 14.1%, to $62.0 million for the nine months ended September 30, 2008, from $54.3 million for the nine months ended September 30, 2007. As a percentage of revenue, operating expenses increased slightly to 7.2% of revenue for the nine months ended September 30, 2008, as compared to 7.1% for the nine months ended September 30, 2007. The increase in operating expenses was driven in part by higher salaries and payroll-related expenses of $6.2 million, or 23.6%, to $32.3 million for the nine months ended September 30, 2008, from $26.1 million for the nine months ended September 30, 2007. In-country operating expenses increased $7.2 million, or 21.0%, to $41.4 million for the nine months ended September 30, 2008, as compared to $34.2 million for the nine months ended September 30, 2007. In-country operating expenses increased due to the higher salaries and payroll-related expenses related to the growth of our in-country operations in Argentina, Chile and Colombia, and the increased marketing costs related to our operations in Chile. The increase also resulted from the provision for the potential payroll tax and VAT exposure related to the Company’s operations in a foreign jurisdiction that the Company recorded during the second quarter of 2008. Salaries and payroll-related expenses in our in-country operations remained steady at 51.0% of total in-country operating expenses for the nine months ended September 30, 2008, as compared to 50.7% for the same period in the prior year. Miami operating expenses increased $0.5 million, or 2.3%, to $20.6 million for the nine months ended September 30, 2008, as compared to $20.1 million for the nine months ended September 30, 2007, primarily due to an increase in salary and payroll-related expenses.

Operating income. Operating income decreased $5.1 million, or 22.6%, to $17.4 million for the nine months ended September 30, 2008, from $22.5 million for the nine months ended September 30, 2007. The decrease was driven primarily by the decline in gross profit combined with the higher operating expenses. In-country operating income decreased $1.4 million, or 8.5%, to $15.6 million for the nine months ended September 30, 2008, from $17.0 million for the nine months ended September 30, 2007, due mainly to the increase in operating expenses. Miami operating income decreased $3.6 million to $1.8 million for the nine months ended September 30, 2008, from $5.5 million for the nine months ended September 30, 2007, due mainly to the decline in gross profit.

Other expense. Other expense increased $7.0 million, or 59.2%, to $18.7 million for the nine months ended September 30, 2008, from $11.7 million for the nine months ended September 30, 2007. The increase was primarily attributable to the significant foreign exchange losses incurred during the nine months ended September 30, 2008, particularly resulting from the fluctuations in the Costa Rican Colon, the Chilean Peso and the Colombian Peso. The foreign exchange gain decreased by $7.5 million to a foreign exchange loss of $6.6 million for the nine months ended September 30, 2008, from a foreign exchange gain of $0.8 million for the nine months ended September 30, 2007. The Costa Rican Colon experienced a devaluation of 11.3%, weakening to 564.4 colon per U.S. dollar as of September 30, 2008, from 507.2 colon per U.S. dollar as of December 31, 2007. The Chilean Peso experienced a devaluation of 10.6%, weakening, to 550.6 pesos per U.S. dollar as of September 30, 2008, from 497.7 pesos per U.S. dollar as of December 31, 2007. The Colombian Peso experienced a devaluation of 5.4%, weakening, to 2,153.7 pesos per U.S. dollar as of September 30, 2008, from 2,044.2 pesos per U.S. dollar as of December 31, 2007.

Provision for income taxes. The provision for income taxes decreased $2.7 million, to a benefit of $0.2 million for the nine months ended September 30, 2008, from a provision of $2.5 million for the nine months ended September 30, 2007. The decrease resulted from lower taxable earnings and a provision for the potential denial of deductions taken related to the Company’s operations in a foreign jurisdiction during the nine months ended September 30, 2008. Our effective tax rate for the nine months ended September 30, 2008, was (18)%, as compared to the 23% rate for the nine months ended September 30, 2007, resulting primarily from the foreign exchange losses in our local in-country jurisdictions, particularly in Costa Rica, Chile and Colombia.

Net income. Net income decreased $9.3 million, to a loss of $1.0 million for the nine months ended September 30, 2008, as compared to income of $8.3 million for the nine months ended September 30, 2007. The decrease resulted from the significant loss in foreign exchange due to the effects of the weakening of foreign currencies relative to the U.S. dollar, particularly the Costa Rican Colon, the Chilean Peso and the Colombian Peso.

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

Our working capital at September 30, 2008 decreased to $90.4 million, as compared to $101.6 million at December 31, 2007. The decrease was primarily attributable to the reduction in accounts receivable, an increase in accounts payable, partially offset by the growth in inventories. Our cash and cash equivalents amounted to $22.2 million at September 30, 2008, as compared to $29.4 million at December 31, 2007. The decrease was primarily attributable to the redemption of our 11 3/4% Senior Notes for cancellation in satisfaction of our mandatory sinking fund requirement, partially offset by the increase in our accounts payable and lines of credit borrowings.

Changes in Financial Condition

The following table summarizes our cash flows for the periods presented:

	For the Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Cash flows used in operating activities	$(7,273)	$(14,549)
Cash flows used in investing activities	(4,718)	(5,081)
Cash flows provided by financing activities	4,175	12,427
Effect of foreign currency exchange rate changes on cash and cash equivalents	586	(51)

Net decrease in cash and cash equivalents	$(7,230)	$(7,254)

Cash flows from operating activities. Our cash flows from operating activities resulted in a cash requirement of $7.3 million for the nine months ended September 30, 2008, as compared to $14.5 million for the nine months ended September 30, 2007. The decrease in our cash used in operating activities was primarily driven by an improvement in our trade accounts receivable days, partially offset by higher inventory days.

Cash flows from investing activities. Our cash flows from investing activities resulted in a cash requirement of $4.7 million for the nine months ended September 30, 2008, as compared to $5.1 million for the nine months ended September 30, 2007. The decreased cash requirement was due primarily to the absence of capital expenditures associated with the opening of our headquarters facility in Miami, Florida and the purchase of additional warehouse space in Chile during 2007, partially offset by the increase in capital expenditures associated with the new facilities in Costa Rica and Peru.

Cash flows from financing activities. Our cash flows from financing activities resulted in a cash generation of $4.2 million for the nine months ended September 30, 2008, as compared to $12.4 million for the nine months ended September 30, 2007. This decline was driven by the decrease in our lines of credit borrowings.

Working Capital Management

The successful management of our working capital needs is a key driver of our growth and cash flow generation. The following table sets forth certain information about the largest components of our working capital: our trade accounts receivable, inventories and accounts payable:

	As of September 30, 2008	As of December 31, 2007
	(Dollars in thousands)
Balance sheet data:
Trade accounts receivable, net	$111,535	$116,744
Inventories	135,238	116,961
Accounts payable	155,074	141,911

	(Data in days)
Other data:
Trade accounts receivable days (1)	35.6	41.0
Inventory days (2)	47.6	45.5
Accounts payable days (3)	(54.6)	(55.3)

Cash conversion cycle days (4)	28.6	31.2

(1)	Trade accounts receivable days is defined as our consolidated trade accounts receivable (net of allowance for doubtful accounts) as of the last day of the period divided by our consolidated revenue for such period times 273 days as of the current period end date and 365 days as of the prior year end date. Our consolidated trade accounts receivable for our in-country operations include value added tax at a rate of between 5% and 27% (depending on the country). The exclusion of such value added tax would result in lower trade accounts receivable days.
(2)	Inventory days is defined as our consolidated inventory as of the last day of the quarter divided by our consolidated cost of goods sold for such period times 273 days as of the current period end date and 365 days as of the prior year end date.

(3)	Accounts payable days is defined as our consolidated accounts payable as of the last day of the quarter divided by our consolidated cost of goods sold for such period times 273 days as of the current period end date and 365 days as of the prior year end date.
(4)	Cash conversion cycle is defined as our trade accounts receivable days plus inventory days less accounts payable days.

Cash conversion cycle days. One measurement we use to monitor working capital is the concept of cash conversion cycle, which measures the number of days we take to convert trade accounts receivable and inventory, net of accounts payable, into cash. Our cash conversion cycle decreased to 28.6 days as of September 30, 2008 from 31.2 days as of December 31, 2007. This improvement was primarily driven by the decrease in our accounts receivable days, partially offset by the decrease in our trade accounts payable days and a slight increase in our inventory days. Trade accounts receivable days decreased to 35.6 days as of September 30, 2008 from 41.0 days as of December 31, 2007, due to improved collections in Miami’s export business. Inventory days increased to 47.6 days as of September 30, 2008 from 45.5 days as of December 31, 2007, due to our increased levels of inventory and inventory-in-transit, which was offset by our improved inventory management efforts.

Trade accounts receivable. We principally sell products to a large base of third-party distributors, resellers and retailers throughout Latin America and the Caribbean and to other Miami-based exporters of IT products to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No one customer accounted for more than 2.0% of sales as of September 30, 2008 and 2007. We provide trade credit to our customers in the normal course of business. The collection of a substantial portion of our receivables is susceptible to changes in Latin America and Caribbean economies and political climates. We monitor our exposure for credit losses and maintain allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting our industry. The financial condition of our customers and the related allowance for doubtful accounts is continually reviewed by management.

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

Capital Expenditures and Investments

Capital expenditures decreased to $4.9 million for the nine months ended September 30, 2008, as compared to $5.6 million for the nine months ended September 30, 2007. The decrease was primarily driven by absence of capital expenditures related to the opening of our headquarters facility in Miami, Florida and the purchase of additional warehouse space in Chile in 2007, partially offset by capital expenditures associated with the new facilities in Costa Rica and Peru.

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

The Company has lines of credit, short-term overdraft and credit facilities with various financial institutions in the country in which the Company’s individual business resides. Many of our in-country operations also have limited credit facilities. These credit facilities fall into three categories: asset-based financing facilities, letter of credit and performance bond facilities, and unsecured revolving credit facilities and lines of credit. As of September 30, 2008 and December 31, 2007, the total amounts available under our credit facilities were $10.8 million and $19.5 million, respectively, and the total amounts outstanding under these facilities were $35.8 million and $26.4 million, respectively. As of September 30, 2008 and December 31, 2007, the outstanding balances of our Miami credit facility were $26.8 million and $20.6 million, respectively, and the outstanding balances of our in-country credit facilities were $9.0 million and $5.8 million, respectively. The growth in the outstanding balance is primarily attributed to the increased borrowings by our subsidiaries to meet increased local working capital requirements, mainly related to operations in Peru, Guatemala and Colombia.

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

Concurrent with the high yield debt offering, SBA entered into a revolving credit facility with Comerica Bank. As of September 30, 2008, SBA has $30.0 million available under its revolving credit facility with Comerica Bank including $1.4 million of letter of credit commitments, and a capital expenditures limit of $1.0 million. Borrowings against the facility bear interest at the U.S. prime lending rate (5.00% at September 30, 2008) or Eurodollar rate plus 1.9% and are secured on a first priority basis with all the assets of SBA. Interest is due monthly and the facility has a maturity date of August 25, 2010. Amounts borrowed under the facility may be repaid and re-borrowed at any time during the term of the agreement. Borrowing capacity is established monthly based on certain parameters established under the agreement. Advances under the facility are provided based on 85.0% of eligible domestic accounts receivable and 67.5% of eligible foreign accounts receivable plus 60.0% of eligible domestic inventory, less any credit facility reserves. The credit facility contains certain financial and non-financial covenants, including but not limited to, maintenance of a minimum level of tangible effective net worth, as defined and annual limitations on capital expenditures.

On March 28, 2008, SBA obtained an amendment to its credit agreement with Comerica Bank for the definition of the tangible effective net worth and to increase the senior debt to tangible effective net worth ratio to not more than 3.5 to 1.0, effective for the quarters ended March 31, 2008 and June 30, 2008, and not more than 3.0 to 1.0 thereafter. In addition, SBA obtained a waiver to its credit agreement for the senior debt to tangible effective net worth ratio as of December 31, 2007.

On May 14, 2008, SBA obtained a waiver to its credit agreement with Comerica Bank for the minimum tangible effective net worth and the senior debt to tangible effective net worth ratio as of March 31, 2008. SBA also obtained an amendment to its credit agreement decreasing the minimum tangible effective net worth of $25.0 million to $20.0 million, effective for the quarters ended September 30, 2008 and March 31, 2009, requiring SBA to maintain a senior debt to tangible effective net worth ratio of not more than 2.5 to 1.0, and requiring SBA to maintain a minimum tangible effective net worth of $25 million for the quarters ended June 30, 2008, December 31, 2008, June 30, 2009, and for each quarter end thereafter. The amendment required SBA’s senior debt to tangible effective net worth ratio to be not more than 5.0 to 1.0, effective as of December 31, 2008, and December 31 of each year thereafter. The amendment increased SBA’s senior debt to tangible effective net worth ratio to not more than 6.0 to 1.0, effective as of June 30, 2008, September 30, 2008, March 31, 2009, and June 30, September 30 and March 31 of each year thereafter. Under the amendment, borrowings against the facility bore interest at the U.S. prime lending rate (5.00% at June 30, 2008) or Eurodollar rate plus 2.4%.

On August 14, 2008, SBA obtained a waiver to its credit agreement for the minimum tangible effective net worth and senior debt to tangible effective net worth ratio under its credit agreement with Comerica Bank as a result of SBA’s default of its minimum tangible effective net worth and senior debt to tangible effective net worth ratio under its credit agreement as of June 30, 2008. Under the agreement, SBA is required to maintain a minimum tangible effective net worth of $25.0 million and a senior debt to tangible effective net worth ratio of not more than 6.0 to 1.0.

On November 13, 2008, SBA obtained a waiver to its credit agreement for the minimum tangible effective net worth and senior debt to tangible effective net worth ratio under its credit agreement with Comerica Bank, as a result of SBA’s default of its minimum tangible effective net worth and senior debt to tangible effective net worth ratio under its credit agreement as of September 30, 2008. SBA also obtained an amendment to its credit agreement increasing the cap of the inventory portion on the borrowing base from $12.5 million to $14.0 million, amending the borrowing rate to the Eurodollar rate plus 3.5% and the maturity date to January 1, 2010, and requiring increased financial reporting disclosures made to Comerica Bank on a continual basis.

As of September 30, 2008, SBA was in compliance with all other financial covenants.

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

On March 13, 2008, the Company repurchased $1.0 million of the 11 3/4% Senior Notes in an arm’s length transaction, at 98.25% of face value plus accrued interest. As of September 30, 2008 and December 31, 2007, $109.6 million and $114.5 million, respectively, of the 11 3/4% Senior Notes remained outstanding.

On April 9, 2008, the Company purchased $1.0 million of its 11 3/4% Senior Notes at 96.25% of face value plus accrued interest and an additional $1.0 million on April 25, 2008, at 96.5% of face value plus accrued interest in arms’ length transactions in connection with its mandatory sinking fund redemption requirement. On June 24, 2008, the Company purchased $2.0 million of its 11 3/4% Senior Notes in arm’s length transactions at 90.00% of face value plus accrued interest in connection with its mandatory sinking fund redemption requirement.

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

We provide allowances for doubtful accounts on our accounts receivable for estimated losses resulting from the inability of our customers to make required payments. Changes in the financial condition of our customers or other unanticipated events, which may affect their ability to make payments, could result in charges for additional allowances exceeding our expectations. These estimates require judgment and are influenced by the following considerations: the large number of customers and their dispersion across wide geographic areas; the fact that no single customer accounted for 2.0% or more of our revenue during the three months ended September 30, 2008 and 2007; a dedicated credit department at our Miami headquarters and at each of our in-country subsidiaries; aging of receivables, individually and in the aggregate; credit insurance coverage; and the value and adequacy of collateral received from our customers in certain circumstances. Uncollectible accounts are written-off annually against the allowance.

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

Goodwill and other long-lived assets. Our goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. We assess goodwill for impairment on an annual basis, or sooner, if events indicate such a review is necessary. Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of the goodwill exceeds its implied value. Future changes in the estimates used to conduct the impairment review, including revenue projections, market values and changes in the discount rate used could cause the analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill. The discount rate used is based on our capital structure and, if required, an additional premium on the reporting unit based upon its geographic market and operating environment. The assumptions used in estimating revenue projections are consistent with internal planning.

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

Income taxes. As part of the process of preparing our consolidated financial statements, we calculate our income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This process involves calculating our actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses, for tax and financial reporting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. The Company is in the process of implementing tax strategies in order to utilize its deferred tax assets. If recovery is not likely, we must provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for tax liabilities involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities.

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

There have been no changes in the Company’s internal control over financial reporting that have occurred during the fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Following local management’s identification of a material weakness in one of the Company’s foreign operations control environment during the second quarter of 2008, the Company’s management has undertaken corrective actions to remediate the failed controls surrounding the foreign operating entity’s purchase and receipt of products. The Company instituted enhanced controls surrounding the three-way matching process, which compares the original purchase order, invoice and receipt records of the purchased products to support the approval and payment for services rendered or products purchased. The Company enhanced the controls surrounding the process to ensure the accuracy and completeness of the filing of payroll tax and VAT returns to the local jurisdiction tax authorities. The Company replaced individuals in financial positions including the local Controller in order to strengthen the control environment in the affected foreign operating entity. The Company implemented an enhanced training program to communicate to local foreign management the impact a failure related to this process could potentially have on the Company’s financial statements. The Company conducted additional compliance and risk assessment training at all foreign operating entities and expanded executive management’s oversight and ongoing communications regarding the importance of adherence to internal controls and established policies and procedures.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings.

As of September 30, 2008, the Company had no material legal proceedings pending. From time to time, we are the subject of legal proceedings arising in the ordinary course of business. We do not believe that any proceedings currently pending or threatened will have a material adverse affect on our business, consolidated results of operations and financial condition.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Quarterly Report, factors discussed in Part I—Financial Information, 1A. “Risk Factors” in the Company’s Annual Report, which could materially affect our business, future results of operations and financial condition should be carefully considered together with the additional risks set forth below. The risk factors described in the Company’s Annual Report may not be the only risk factors facing our Company. Additional risks and uncertainties that we currently deem to be immaterial or are not currently known to us may also materially and adversely affect our business, consolidated results of operations and financial condition.

Disruptions in the credit markets and difficult conditions in the global economy in general have created uncertainty, which could adversely affect our business.

As widely reported, global financial markets have been experiencing extreme disruption in recent months, including, among other things, volatility in securities prices, severely diminished liquidity and credit availability, and rating downgrades of certain investments. The current tightening of credit in financial markets could adversely affect our vendors’ or our customers’ ability to obtain financing for operations and could result in a decrease in the demand for IT products, which could hurt our sales, margins, and profitability. In particular, a prolonged worldwide economic downturn may further intensify competition, regionally and internationally, which may lead to lower sales or reduced sales growth, loss of market share, reduced prices, lower gross margins, loss of vendor rebates, extended payment terms with customers, increased bad debt risks, shorter payment terms with vendors, increased capital investment and interest costs, increased inventory losses related to obsolescence and/or excess quantities, all of which could adversely affect our results of operations and financial condition.

Our business requires significant levels of capital to finance accounts receivable and product inventory that is not financed by trade creditors. This is especially true when our business is expanding, including through acquisitions. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next twelve months. However, the capital and credit markets have been experiencing unprecedented levels of volatility and disruption. Such market conditions may affect our ability to access the capital markets or the capital we require may not be available on terms acceptable to us, or at all, due to inability of our finance partners to meet their commitments to us. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the United States and other countries and the impact these events may have on our operations and the industry in general.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit No.	Description
10.1	Amendment No. 6 to Credit Agreement, dated as of November 13, 2008, by and among Software Brokers of America, Inc. and Comerica Bank. *

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Anthony Shalom	Chairman of the Board of Directors	November 14, 2008
Anthony Shalom	Chief Executive Officer

/s/ Michael F. Shalom
Michael F. Shalom	President	November 14, 2008

/s/ Russell A. Olson
Russell A. Olson	Chief Financial Officer	November 14, 2008

Exhibit Index

Exhibit No.	Description
10.1	Amendment No. 6 to Credit Agreement, dated as of November 13, 2008, by and among Software Brokers of America, Inc. and Comerica Bank.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.