Form 10-K
period 2008-12-31
Intcomex, Inc.
filed 2009-03-30
CIK 1359425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark if registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 100,000 shares of Common Stock, voting, par value $0.01 per share and 2,182 shares of Class B Common Stock, non-voting par value $0.01 per share, outstanding at December 31, 2008. There is no public trading market for the stock.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

Item 1.	Business.

Company

We believe Intcomex, Inc. and its subsidiaries (“Intcomex,” the “Company”, “we,” “us,” or “our”) is the largest pure play value-added international distributor of computer information technology (“IT”) products focused solely on serving Latin America and the Caribbean (the “Region”). We distribute computer equipment, components, peripherals, software, computer systems, accessories, networking products and digital consumer electronics to more than 40,000 customers in 40 countries. We offer single source purchasing to our customers by providing an in-stock selection of more than 5,700 products from over 191 vendors, including many of the world’s leading IT product manufacturers. We serve the Latin American and Caribbean IT products markets using a dual distribution model:

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

•

As an in-country distributor in 12 countries, we sell to over 40,000 local reseller and retailer customers, including value-added resellers (companies that sell, install and support IT products and personal computers (“PCs”)), systems builders (companies that specialize in building complete computer systems by combining components from different vendors), smaller distributors and retailers.

History

Anthony Shalom and Michael Shalom (the “Shaloms”) founded our Company as a small software retailer in South Florida in 1988. In 1989, we started selling IT products from Miami, Florida (“Miami”) to Latin America and moved our headquarters to the Port of Miami and the Miami International Airport vicinity, in order to capitalize on the growing export trade of IT products to Latin America and the Caribbean. We established our first in-country operation in Mexico in 1990, and expanded our presence to Chile and Panama in 1994; Guatemala, Peru and Uruguay in 1997; Costa Rica, Ecuador, El Salvador and Jamaica in 2000; Argentina in 2003; and Colombia in 2004. Our growth into each market has been largely organic, typically in partnership with talented local managers knowledgeable about the IT products distribution business in their respective country.

In 2001, we exchanged our interest in Centel S.A. de C.V. (“Centel”), our then-existing Mexican operations, with Centel’s management, for all of the shares of Intcomex held by Centel’s management. In June 2005, we re-established our presence in Mexico by re-acquiring all of our interest in Centel.

In August 2004, Citigroup Venture Capital International (“CVC International”), a unit of Citigroup Inc. engaged in private equity investments in emerging markets, acquired 52.5% of our voting equity interests. As part of that transaction, we redeemed all of the equity interests in our Company held by our former non-management shareholders and some of the equity interests in our Company held by our management shareholders. We incorporated in the state of Delaware in August 2004. After giving effect to the acquisition and redemptions, Anthony Shalom and Michael Shalom became our second and third largest shareholders after CVC International, with holdings of 23.0% and 9.0%, respectively, of our voting common stock. Our other shareholders, also members of our management, entered into a shareholders agreement providing for, among other things, certain governance arrangements concerning our Company.

Industry

IT products generally follow a three-tiered distribution system from the manufacturer to end-users in Latin America and the Caribbean:

•

Wholesale aggregators like our Miami-based operations, purchase IT products from vendors and sell them to other Miami-based exporters and in-country distributors. They typically maintain warehouses and sales forces in Miami and do not have substantial operations outside of Miami.

•

In-country distributors like our in-country operations, purchase IT products from wholesale aggregators and sell them to local resellers and retailers. They typically have a geographic focus limited to one country or cities within one country and a local sales force in direct contact with their customers and local warehousing. In-country distributors’ limited size, capital and geographic reach often prevent them from establishing and maintaining direct relationships with vendors located predominantly in the U.S. and Asia who focus their relationships on IT distributors with broad geographic coverage or large order sizes. In most markets, in-country distributors typically lack sufficient size to benefit from significant economies of scale and are not adequately capitalized to offer a full range of products and services to their customers.

•

Resellers typically acquire IT products from the in-country distributors and resell them to end-users, typically individuals, small and medium-sized businesses or governments. Resellers vary greatly in size and type from one-person operations to large retailers.

The distribution model for IT products in the Latin American and Caribbean markets is distinctly different from more advanced markets where direct sales by IT vendors are common. IT vendors rely extensively on wholesale distribution rather than direct sales. According to International Data Corporation (“IDC”), a market intelligence and advisory firm in the IT and telecommunications industries, IT distributors (including local dealers, resellers, retailers and assemblers) comprised about 70% of PCs sold in Latin America and the Caribbean, while the remaining 30% were sold directly to end-users through the internet and original equipment manufacturer (“OEM”) direct sales forces in 2008.

Latin America and the Caribbean are comprised of more than 40 countries, many unique with respect to their logistical infrastructure, regulatory and legal framework, trade barriers, taxation, currency and language. This fragmentation presents challenges to IT product manufacturers seeking to establish a regional distribution, sales, logistics and service network, because such a network would have to be created separately for each country, with limited economies of scale due to the small size of most markets and barriers to entry associated with cross-border complexities. We believe that our dual distribution model, as well as our extensive geographic presence in the Region, is not only unique, but also valuable to our vendors and customers and difficult to replicate.

The IT products distribution industry is driven by sales to end-users. From 1996 to 2007, spending on IT products (including hardware, packaged software and services) in Latin America and the Caribbean grew an average of 8.2% per year, from $21.8 billion to $52.0 billion. According to IDC, spending is projected to grow an average of 10.3% per year from 2007 to 2012, to $84.8 billion. While the Latin American and Caribbean population of approximately 581 million people is 89.9% larger than that of the U.S., the market in 2008 for IT products in the Region was only 12.3% of the market for IT products in the U.S.

The growth in IT spending in Latin America and the Caribbean is attributed mainly to increasing PC penetration rates, rapidly increasing Internet penetration rates and increasing access to consumer credit.

Operations

Our Regional Presence

We operate a sales and distribution center in the U.S., 22 sales and distribution centers in Latin America and the Caribbean and a sales office in Brazil. We believe we have the broadest geographical scope of any IT distributor in Latin America and the Caribbean, with in-country operations in 12 countries — Argentina, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Jamaica, Mexico, Panama, Peru and Uruguay (collectively, our “In-country Operations”).

Revenue derived from sales to customers located in Latin America and the Caribbean accounted for almost all of our consolidated revenue for the years ended December 31, 2008, 2007 and 2006. The following chart shows our revenue for the year ended December 31, 2008, by our customers’ country of origin.

2008 Percentage of Revenue by Customers’ Country of Origin

*Other includes 22 other countries, each representing less than 1% of our 2008 revenue.

Our Miami Operations

Our Miami Operations serves as the headquarters for our entire Company (our “Miami Operations”). Our Miami Operations handles purchases from our vendors, and a majority of the products that we acquire from our vendors pass through our Miami warehouse (with the exception of products sourced from Asia, which are usually shipped directly to our In-country Operations). Our Miami Operations supplies our 22 in-country sales and distribution centers, our sales office in Brazil and also sells products directly to third parties. Miami third-party customers include U.S., Latin American and Caribbean distributors, resellers and retailers, who in turn, distribute or sell products throughout Latin America and the Caribbean.

Our Miami purchasing department handles most of our vendor relationships and contracts. Our Miami Operations monitors our entire inventory pipeline on an ongoing basis and uses information regarding the levels of inventory, in conjunction with input from the in-country managers regarding our customer demand patterns, to place orders with vendors. The centralization of our purchasing function allows our In-country Operations to focus attention on more country-specific issues such as sales, local marketing, credit control and collections. The centralization of purchasing also allows our Miami Operations to maintain the records with regard to all vendor back-end rebates, promotions and incentives to ensure they are collected and to adjust pricing of products accordingly.

Our Miami distribution center typically ships products to each of our in-country sales and distribution operations twice a week by air and once a week by sea. These frequent shipments facilitate more efficient inventory management and increased inventory turnover. We do not have long-term contracts with logistics providers, except in Mexico and Chile. Where we do not have long-term contracts, we seek to obtain the best rates and fastest delivery times on a shipment-by-shipment basis. Our Miami Operations coordinates direct shipments to third-party customers and In-country Operations from vendors in Asia.

We have sales and marketing staff located in our Miami headquarters. For a detailed discussion of our sales and marketing staff, see “—Customers, Sales and Marketing.” Other functions performed in our Miami headquarters include treasury and accounting, strategic planning, consolidated information systems development and maintenance and overall marketing strategy.

Our In-country Operations

Each of our in-country sales and distribution operations has a focused sales force and substantial inventory, with the exception of our Brazil operations which consist solely of a sales office. Our In-country Operations sells to more than 40,000 customers in 12 countries.

Each of our In-country Operations is critical to meeting the needs of local resellers and retailers which are often small, locally owned companies that lack the size and the knowledge to buy directly from the U.S. or Asia and to handle customs processing, including taxes and duties. By selling directly to resellers and retailers from locally-based facilities, our In-country Operations provides a competitive advantage over other multinational companies that export products into those markets. We believe that we offer our customers some of the shortest product delivery times in the industry by leveraging our capabilities as a Miami-based aggregator and as an in-country distributor. Our local presence also allows us to obtain timely and accurate information with respect to each market’s growth potential and the needs of the customers in each market.

Each of our In-country Operations is responsible for the following functions: sales, local marketing, extension of credit (in compliance with our corporate credit policies), collections, inventory controls, local accounting and financial controls, shipping to customers when needed and providing local input and data from their IT systems to Miami for purchasing decisions.

Products

We offer single source purchasing to our reseller and retailer customers so they can purchase all of their IT product needs from us. We believe that our wide selection of products is a key attraction for resellers and retailers to purchase products from us. The single source purchasing concept is especially important for assemblers of unbranded or “white-box” PCs, who must source all the necessary components before the assembly process begins. White-box PCs typically have lower retail selling prices but higher margins than branded computer systems. According to Gartner, Inc. (“Gartner”), a provider of research and analysis on the global IT industry, in 2008 white-box PCs comprised about 42% of the Latin American and Caribbean PC market. We do not focus on selling branded desktop PCs other than our own Hurricane operating PCs, Blue Code PC kits and PCs we assemble under our customers’ brands.

Our in-country product lines typically include between 1,500 and 2,500 products in stock. Our catalog of products offers a broad selection that reflects our focus on responding to market demands. The breadth and diversity of our product lines allows us a key competitive advantage by enhancing our leadership position in the IT distribution industry and mitigating the risks inherent in our strong, competitive market. Based on our estimates, we believe that many of our local competitors have product lines of no more than 200 to 300 products in stock. The following table presents the percentage of our consolidated revenue represented by our product categories in each of the last three years:

Category	Year Ended December 31,
	2008	2007	2006
Components	40.3%	46.5%	51.0%
Peripherals	16.7%	16.8%	18.2%
Software	6.6%	6.8%	4.9%
Computer systems	24.2%	17.4%	10.5%
Accessories	6.2%	6.9%	10.4%
Networking	2.7%	2.5%	2.2%
Other products	3.3%	3.1%	2.8%

Total	100.0%	100.0%	100.0%

Our product categories are:

•

Components. This category consists of the components that are the basic building blocks of a PC and includes motherboards, processors, memory chips, internal hard drives, internal optical drives, cases and monitors.

•

Peripherals. This category consists of devices that are used in conjunction with computer systems and includes printers, power protection/backup devices, mice, scanners, external disk drives, storage devices, multimedia peripherals, modems, projectors and digital cameras.

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

•

Networking. This category consists of hardware that enables two or more PCs to communicate, and includes adapters, modems, routers, switches, hubs and wireless local area network (“LAN”) access points and interface cards.

•	Other products. This category consists of digital consumer electronics and special order products.

We focus primarily on components, peripherals, software and accessories categories, as these product categories tend to have higher margins than the other product categories. We believe our focus on these product categories and our attention to the vendor protection policies described below under “—Vendors,” help us reduce the risks associated with inventory obsolescence. We believe that our inventory obsolescence rates, at 0.17%, 0.12% and 0.16% of revenue for the years ended December 31, 2008, 2007 and 2006, respectively, are very low by industry standards. One of our strategies is to maintain our core mix of product categories, in particular, to maintain high levels of sales in the components category as more people in Latin America and the Caribbean become computer users.

Sales in our computer systems product category increased to 24.2% of our consolidated revenue as of December 31, 2008 from 17.4% of our consolidated revenue as of December 31, 2007. We believe this reflects increasing customer demand for portable computing devices such as notebook computers and netbooks, barebones notebook computers designed specifically for web browsing, multimedia access and gaming. Notebook computers and netbooks serve as a portable solution for accessing the web’s multimedia alternatives. Due to the increase in market demand for mobile and ultraportable products represented by our computer systems category, the percentage of products in our components product category declined from prior year levels.

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

Vendors

We have established direct relationships with many of the major global manufacturers of branded computer products, including Apple, Epson, Hewlett Packard, Intel, Kingston, Microsoft, Samsung, Seagate, Toshiba and Western Digital, as well as a host of generic component vendors from the U.S. and Asia. For the years ended December 31, 2008, 2007 and 2006, our top 10 vendors manufactured products that accounted for 65.5%, 64.6% and 63.8%, respectively, of our total revenue and the products of our top vendor accounted for 17.5%, 16.7% and 14.7%, respectively, of our total revenue. We continue to believe in the strategic importance of diversifying our revenues among multiple vendors.

We have entered into written distribution agreements, which provide for nonexclusive distribution rights for specific territories with many of our vendors. The distribution agreements are generally short-term and subject to periodic renewal. We believe it is not common for vendors in our industry to have exclusive relationships with distributors. We also believe our customers are better served by our ability to carry a breadth of competing brands because the IT products market is subject to rapid change and reliant upon product innovation. Our vendors typically extend to us payment terms of between 30 and 60 days. Vendors of branded products often offer to us back-end rebates, promotions and incentives.

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

Although we do not offer our own rebates or price protection to our customers, we provide some of the benefits of vendor-sponsored rebates. When we sell a product, we issue to our customer a product warranty with the same terms as the vendor’s product warranty issued to us. We track the unique serial numbers of all products passing through each of our distribution facilities which enables us to determine whether specific products under product warranty presented by our customers of our In-country Operations for service or repair benefit from the product warranty issued by us. This tracking system allows us to limit the quantity of unauthorized returns of merchandise and provide fast, high quality return-to-manufacturer authorization (“RMA”) service across Latin America and the Caribbean. We incurred expenses in administering the warranties issued to our customers of $1.3 million, $1.5 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

For the years ended December 31, 2008 and 2007, no single customer accounted for more than 2.0% of our consolidated revenue and the top 10 customers by sales volume accounted for less than 9.0% and 9.5%, respectively, of our consolidated revenue. Our strategy is to not rely on any single customer for a large percentage of sales, to diversify sales and maximize sales from individual customers.

Sales

As of December 31, 2008, we maintained a sales force of 358 people in our In-country Operations and 28 employees in our Miami Operations dedicated to serving our third-party customers. Each in-country sales force is managed by a general manager and, in some cases, a sales manager, depending on the size of the operation. The general managers and sales managers are responsible for developing and maintaining relationships with new and existing customers. Our Chief Executive Officer and our Vice President of Business Development also spend a considerable amount of time visiting customers and our In-country Operations to develop new customer accounts and solidify and improve existing relationships.

We use an incentive-based compensation structure for our sales force that varies from country to country. Generally, the compensation consists of a base salary and variable commission or bonus, based on pre-established sales and performance metrics. The commission is generally calculated as a percentage of collected gross profits and net customer additions.

Marketing

As of December 31, 2008, our marketing department consisted of eight employees in Miami and 41 employees throughout Latin America and the Caribbean. The marketing department’s responsibilities include oversight of our corporate identity, preparation of marketing materials, creation and coordination of various types of media activity and development of marketing research studies and specialized reseller-focused events. In addition, the marketing department works with vendors to establish periodic marketing and sales programs to generate vendor brand awareness and product demand, acting as a liaison between our company and our vendors.

Our marketing department uses marketing and business development funds available from vendors of branded IT products for various activities, including the preparation of our annual product catalog and monthly pricing books, customer training, specialized events and trade shows. Our Miami Operations administers a majority of the marketing funds and distributes them as needed to our In-country Operations.

Some of our more notable marketing events include quarterly IT educational and training seminars offered by vendors for our sales executives and channel customers in Latin America and the Caribbean in order to introduce new products and programs, present product roadmaps, launches and promotions and provide strategies aimed at enhancing selling skills. Promotional Floordays are conducted weekly throughout the Region, where vendors interact with and showcase products and solutions to reseller customers and sales executives and provide individualized training and test drives of the products. Our regional Intcomex Product Catalog is published semi-annually and includes over 1,500 products in 45 categories. IntcomExpo is our private in-country annual trade show with 15 to 30 vendors typically presenting their products at each event.

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

We have established standardized credit policies for our Miami Operations and our In-country Operations. Our credit policies include credit analysis, credit database checks, vendor and bank relationship checks and, where necessary, collateralization. In addition, substantially all of our Miami Operations’ accounts receivable (other than accounts receivable owed by affiliates) are insured up to an aggregate limit of $20.0 million by Euler Hermes American Credit Indemnity Company (“Euler Hermes ACI”), a worldwide credit insurance company. Under this insurance, 10% or 20% buyer coinsurance provisions and sub-limits in coverage on a per-buyer and on a per-country basis apply.

We believe that our relatively low bad-debt expenses of 0.4%, 0.2% and 0.1% of net revenues for years the ended December 31, 2008, 2007 and 2006, respectively, are a result of our standardized credit policies, our close and proactive monitoring of accounts receivables and collections by our Miami Operations and our In-country Operations and the diversification of our receivables over a large number of countries and customers. We have become more cautious in extending credit to our customers due to the worsening financial and economic crisis. Most of our credit losses relate to customers of our Miami Operations, where we sell to large volume customers, who in some cases, are afforded credit lines in excess of $100,000. Credit losses have been nominal in our In-country Operations where credit lines typically do not exceed $10,000.

Information Systems

In 2008, we continued the process of installing Sentai, our company-wide enterprise resource planning (“ERP”), management and financial consolidation system. Sentai is a scalable IT ERP system that enables simultaneous decentralized decision-making by our employees included in sales and purchasing while permitting control of daily operating functions by our senior management. We are also using the Sentai logistics and inventory management system in order to better manage our increasing shipping volumes. We continued with the implementation of our core ERP system and completed the migration of Peru onto the Sentai platform in 2008 and Chile in January 2009. The ERP system has been implemented in our Miami Operations and in 11 of our 12 In-country Operations. We expect to complete implementation of the remaining location, Mexico, by year-end 2009.

In 2008, we implemented SAP Business Planning and Consolidation (“SAP BPC”), our company-wide enterprise performance management planning, budgeting and forecasting system. SAP BPC is a comprehensive financial management system that enables complete budgeting, forecasting, consolidation and reporting functionality through a single application and user interface.

In 2008, we also started the process of implementing our e-commerce sales platform which will help maximize online revenues and reduce costs and risks association with running an e-commerce operation. The e-commerce infrastructure includes site development and hosting, order management and merchandising, reporting and analytics, product fulfillment and multilingual customer service. Our e-commerce platform is a centralized system and critical solution to serving our Miami and in-country customers through rich functionality to deliver large volume transactions in an integrated environment. We expect to complete implementation by year-end 2010.

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

Our principal public company competitors are Ingram Micro and Tech Data, each of which operates local distribution centers in the limited number of markets listed previously. In contrast, we are able to offer an in-country distribution channel in many Latin American and Caribbean markets to our vendors. Additionally, while our product offering is more focused on components for white-box PCs, Ingram Micro and Tech Data are focused on high-end branded equipment, including servers. While these competitors are larger and better capitalized than we are, and, in the case of the Mexican market, have a significantly larger market share than we do, we believe that our multi-country, components-focused business model is better suited to serve our customers located in Latin America and the Caribbean.

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

Market and Industry Data

Market and industry data used throughout this Annual Report on Form 10-K (“Annual Report”) were obtained from our internal surveys, industry publications, unpublished industry data and estimates, discussions with industry sources and currently available information. The sources for this data include IDC and Gartner, without limitation. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. Based on our familiarity with the market, we believe that estimates by these third party sources are reliable; however, we have not independently verified such market data. Similarly, while believed by us to be reliable, our internal surveys have not been verified by any independent sources. Accordingly, no assurance can be given that such data will prove to be accurate.

Personnel

As of December 31, 2008, we employed 1,512 people, of which 202 were located at our headquarters in Miami, Florida, and 1,310 were located in our In-country Operations throughout Latin America and the Caribbean. We do not have any collective bargaining agreements with our employees. With the exception of our In-country Operations employees in Mexico, our employees are not unionized. We believe that our relations with our employees are generally good.

We have a contract with ADP Total Source, Inc. (“ADP”) to provide certain professional employment services such as health insurance, other employee benefits and payroll services to our Miami personnel. Pursuant to this contract, our Miami personnel, with certain exceptions, became employees of ADP. We lease the services of these employees from ADP, and reimburse ADP for the costs of compensation and benefits. For purposes of this Annual Report, we consider employees of ADP covered by this contract to be employees of the Company.

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

Financial and other information can also be accessed through our website at www.intcomex.com, where we make available, free of charge, copies of our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Our website and the information contained therein or connected thereto are not incorporated into this Annual Report.

Item 1A.	Risk Factors.

The current global economic downturn and the disruptions in the credit markets have become increasingly worse, are not expected to improve in the near future, and could cause a severe disruption in our operations and adversely affect our business and results of operations.

Global financial markets have been experiencing an extreme economic downturn and severe disruption, including, among other things, volatility in securities prices, severely diminished liquidity and credit availability, and rating downgrades of certain investments. If this downturn is prolonged or worsens, there could be severely negative implications to our business that may exacerbate many other risks described below.

The global economic downturn and the associated credit crisis could continue to worsen resulting in a further negative impact on financial institutions and the global financial system, which would, in turn, have a negative impact on us and our creditors. Credit insurers could drop coverage on our customers and increase premiums, deductibles and co-insurance levels on our remaining or prospective coverage. Our suppliers have tightened trade credit already, and could do so further, which could negatively impact our liquidity. We may not be able to borrow additional funds under our existing credit facilities if participating banks become insolvent or their liquidity is limited or impaired. The current tightening of credit in financial markets could also result in a decrease in the demand for IT products. The global recession could adversely affect our vendors’ and customers’ ability to obtain financing for operations and result in continued severe job losses and lower consumer confidence. Certain markets may experience deflation, which could negatively impact our average selling price and revenue.

If the current downturn in the global economy continues, it may also further intensify competition, regionally and internationally, which may negatively affect our margins. The impact may be in the form of reduced prices, lower sales or reduced sales growth, loss of market share, lower gross margins, loss of vendor rebates, extended payment terms with customers, increased bad debt risks, shorter payment terms with vendors, increased capital investment and interest costs, increased inventory losses related to obsolescence and/or excess quantities, all of which could adversely affect our results of operations and financial condition. Our vendors and customers may become insolvent and file for bankruptcy, which also would negatively impact our results of operations.

Our business requires significant levels of capital to finance accounts receivable and inventory that is not financed by trade creditors. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next twelve months. However, the capital and credit markets have been experiencing unprecedented levels of volatility and disruption. Such market conditions may affect our ability to access the capital markets or the capital we require may not be available on terms acceptable to us, or at all, due to inability of our finance partners to meet their commitments to us. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries and the impact these events may have on our operations and the industry in general.

We operate in a highly competitive environment and, as a result, we may not be able to compete effectively or maintain or increase our sales, market share or margins, particularly as the prolonged global economic condition intensifies.

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

In addition, overcapacity in our industry and price reductions by our competitors may result in a reduction of our prices and thereby a reduction of our gross margins. We may also, as a result, lose market share, need to offer customers more credit or extended payment terms or need to reduce our prices in order to remain competitive, and any of these measures may result in an increase in our required capital, financing costs, and bad debt expense in the future.

We are dependent on a variety of IT and telecommunications systems and are subject to additional risks, as we are in the process of continuing to implement our company-wide reporting system, and any disruptions in our existing systems or delays in implementing our new system could adversely impact our ability to effectively manage our business and prepare accurate and timely financial information.

We are dependent on a variety of IT and telecommunications systems, including systems for managing our inventories, accounts receivable, accounts payable, order processing, shipping and accounting. In addition, our ability to price products appropriately and the success of our expansion plans depend to a significant degree upon our IT and telecommunications systems. We are in the process of continuing to install Sentai, our company-wide ERP, management and financial consolidation system. Sentai is a scalable IT system that enables simultaneous decentralized decision-making by our employees involved in sales and purchasing while permitting control of daily operating functions by our senior management. We are also using the Sentai logistics and inventory management system in order to better adapt to higher shipping volumes. The system has been implemented in our Miami Operations and 11 of our 12 In-country Operations. We expect to complete implementation in Mexico by year-end 2009.

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

Historically, the growth of our business has been driven in large part by the growth of the IT products market in Latin America and the Caribbean. In particular, we have benefited from rapid growth in PC and Internet penetration rates. We expect that our future growth will also depend in large part on further growth in the IT market including growth in PC and Internet penetration rates and increasing demand for notebook computers. If the IT products market does not grow as quickly and in the manner we expect for any reason, including as a result of economic, political, social or legal developments in Latin America and the Caribbean or the current global economic downturn, we may not be able to maintain or grow our business as expected which could have an impact on our results of operations and financial condition.

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

The economic, political, social and legal risks we are subject to in Latin America and the Caribbean include but are not limited to:

•	deteriorating economic, political or social conditions;

•	additional tariffs, import and export controls or other trade barriers that restrict our ability to sell products into countries in Latin America and the Caribbean;

•	changes in local tax regimes, including the imposition of significantly increased withholding or other taxes or an increase in VAT or sales tax on products we sell;

•	changes in laws and other regulatory requirements governing foreign capital transfers and the repatriation of capital and dividends;

•	increases in costs for complying with a variety of different local laws, trade customs and practices;

•	delays in shipping and delivering products to us or customers across borders for any reason, including more complex and time-consuming customs procedures; and

•	fluctuations of local currencies.

Any adverse economic, political, social or legal developments in the countries in which we do business could harm our results of operations and financial condition.

Fluctuations in foreign currency exchange rates could reduce our gross profit and gross margins and increase our operating expenses in U.S. dollar terms.

We periodically engage in foreign currency forward contracts when available and when doing so is not cost prohibitive. In periods when we do not engage in these contracts, foreign currency fluctuations may adversely affect our results of operations, including our gross margins and operating margins.

A significant portion of our revenues from our In-country Operations is invoiced in currencies other than the U.S. dollar, and a significant amount of our in-country operating expenses are denominated in currencies other than U.S. dollars. In markets where we invoice in local currency, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, the appreciation of a local currency will reduce our gross profit and gross margins in U.S. dollar terms. In markets where our books and records are prepared in currencies other than the U.S. dollar, the appreciation of a local currency will increase our operating expenses and decrease our operating margins in U.S. dollar terms.

Large and sustained devaluations of local currencies, like those that occurred in Brazil in 2000 and Argentina in 2001, can make many of our products more expensive in local currencies. This could result in our customers having difficulty paying those invoices and, in turn, result in decreases in revenue. Moreover, such devaluations may adversely impact demand for our products because our customers may be unable to afford them. For example, during 2008, our foreign exchange loss amounted to $15.5 million primarily due to the severe devaluation of the Chilean Peso and the Colombian Peso. The Chilean Peso weakened by 30.2%, to 648.0 pesos per U.S. dollar for the year ended December 31, 2008, from 497.7 for the year ended December 31, 2007. The Colombian Peso weakened by 10.2%, to 2,251.7 pesos per U.S. dollar for the year ended December 31, 2008, from 2,044.2 for the year ended December 31, 2007. The Uruguayan Peso also weakened by 13.3%, to 24.87 pesos per U.S. dollar as of December 31, 2008, from 21.94 as of December 31, 2007. For a more detailed discussion of the effect of foreign currency fluctuations on our results of operations, see Part II—Item 7A. “Quantitative and Qualitative Disclosures About Market Risk—Foreign exchange risk.”

We are exposed to market risk and credit exposure and loss as we engage in foreign currency exchange forward contracts to hedge foreign currency denominated payables for inventory purchases, in a currency other than the currency in which the products are sold.

We are exposed to fluctuations in foreign exchange rates and reduce our exposure to the fluctuations by using derivative financial instruments, particularly foreign currency forward contracts. We use these contracts to hedge foreign currency denominated payables for inventory purchases in the normal course of business, in a currency other than the currency in which the products are sold. Derivative financial instruments potentially subject the Company to risk. Volatile foreign currency exchange rates increase our risk related to products purchased in a currency other than the currency in which the products are sold in the normal course of business.

We are exposed to market risk related to volatility in foreign currency exchange rates, including devaluation and revaluation of local currencies. The market risk related to the forward contracts is offset by changes in the valuation of the underlying foreign currencies being hedged. We are also exposed to credit loss in the event of nonperformance by our counterparties to foreign exchange forward contracts and we may not be able to adequately mitigate all foreign currency related risks. We manage our exposure to fluctuations in the value of currencies and interest rates using foreign currency forward contracts with creditworthy financial institution counterparties. We monitor our exposures and the creditworthiness of our financial institution counterparties. Credit exposure for derivative financial instruments is limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. We manage the potential risk of credit loss through careful evaluation of counterparty credit standing, selection of counterparties from a limited group of financial institutions and other contract provisions.

We maintain a policy to protect against fluctuation in currency exchange rates, which may result in a loss. The Company does not use derivative financial instruments for trading or speculative purposes. The realization of any or all of these risks could have a significant adverse effect on our financial results and statement of operations.

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

The challenge of establishing and maintaining sufficient systems and controls and hiring, training and retaining sufficient accounting and finance personnel has intensified as our business has grown rapidly in recent years and expanded into new geographic markets. As a result, we have identified the need to expand our finance and accounting staff and enhance internal controls at both the corporate and in-country levels, and to enhance the training of in-country management personnel regarding internal controls and management reporting to meet our current needs. This process is ongoing. For example, although we expect Sentai, our company-wide ERP, management and accounting system, to enhance the control of daily operating functions by our senior management, Sentai has yet to be implemented in Mexico, the last operation not currently on Sentai. We expect to complete implementation in Mexico by year-end 2009. In 2008, we hired a new director of internal audit, vice president of human resources, controllers for each of our subsidiaries in El Salvador, Jamaica and Mexico and are still seeking to add personnel to our finance and accounting staff. In addition, we are continuously instituting new controls and enhancing existing controls at our consolidated and subsidiary operating levels.

Although we believe our current management and financial reporting systems, internal and disclosure controls and finance and accounting personnel are sufficient to enable us to effectively manage our business, identify unfavorable developments and risks at an early stage and produce financial information in an accurate and timely manner, we cannot be sure this will be the case. For example, management identified a material weakness in one of the Company’s foreign operations control environment during the second quarter of 2008. The material weakness included the following: (i) a failure to perform proper management oversight of the local operations and monitor and test controls to detect the override of established controls and policies; (ii) failure to institute all elements of an effective program to detect and prevent personnel (considered to be employees performing functions under a services agreement in the ordinary course of business for the Company under the laws of the jurisdiction in which the foreign entity operates) from improperly claiming tax withholding exemptions as non-employees; and (iii) failure to establish and maintain an effective control environment surrounding the payroll process and the disbursement process, including the failure to verify the existence of complete and accurate procedures to support a three-way matching process comparing the original purchase order, invoice and receipt records of the purchased products to support the approval and payment for services rendered or products purchased. This material weakness resulted in increased payroll tax and value added tax (“VAT”) in the amount estimated to be approximately $0.4 million in the second quarter of 2008 as described in detail under Part II—Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingent liability.”

Management has undertaken corrective actions to remediate the failed controls surrounding the foreign operating entity’s purchase and receipt of products. However, such actions may prove to be ineffective or inadequate and may expose the Company to risk of misstatements in its financial statements. In such circumstances, investors and other users of the Company’s financial statement may lose confidence in the reliability of the Company’s financial information, and the Company could fail to comply with certain covenants in its debt agreements. See Risk Factor “—We may not be able to maintain compliance with our current debt covenants or any additional covenants in the future and our failure to do so could adversely impact our liquidity” for a description of a default under a covenant of SBA’s credit agreement with Comerica Bank.

No matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that its objectives are met. Its inherent limitations include the realities that judgments in decision-making can be faulty and failures can occur due to simple mistakes. Moreover, controls can be circumvented by the acts of an individual, collusion of two or a group of people or by management’s decision to override the existing controls. Deficiencies in our controls may have contributed to the circumstances that led to our settlements following a tax audit with the Uruguayan tax and customs authorities in 2007. These settlements resulted in a net pretax charge of $3.8 million to the Company in 2007 as described in detail under Part II—Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Uruguay tax settlement agreement and shareholder indemnity agreement.” Moreover, a targeted review of various internal controls in our In-country Operations related to certain key components of our financial statements was initiated as a follow up to the Uruguay tax audit, indicating various areas in which controls should be improved. We have implemented, or are in the process of implementing, control improvements to address these issues.

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

Although we believe our controls were effective as of year end, if we fail to maintain sufficient management and financial reporting systems and internal and disclosure controls, hire, retain and train sufficient accounting and finance personnel, and enhance the training of in-country management personnel regarding internal controls and management reporting, our ability to prepare accurate and timely financial information could be impaired, hinder our growth and have a material adverse effect on our current or future business, results of operations and financial condition.

We could experience difficulties in staffing and managing our foreign operations, which could result in reduced revenues and difficulties in realizing our growth strategy.

We have many sales and distribution centers in multiple countries, which require us to attract managers of our business in each of those locations. In establishing and developing many of our in-country sales and distribution operations, we have relied in large part on the local market knowledge and entrepreneurial skills of a limited number of local managers in those markets. We have no employment agreements with any of our in-country managers. The loss of the services of any of these managers could adversely impact our results of operations in the market in which the manager is located. Further, it may prove difficult to find and attract new talent (including accounting and finance personnel) in our existing markets or any new markets we enter in Latin America and the Caribbean who possess the expertise required to successfully manage and operate our in-country sales and distribution operations. In 2008, we hired new management for our operations in Mexico including a new general manager, a director of finance and a controller, each of whom we believe has the appropriate knowledge and management skills to oversee our operations in Mexico. If we fail to recruit highly qualified candidates, we may experience greater difficulty realizing our growth strategy, which could hurt our results of operations.

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

The Sarbanes-Oxley Act and the rules promulgated by the SEC require us to adopt various corporate governance practices and implement various internal controls. Our efforts to comply with evolving laws, regulations and standards applicable to public companies have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time from revenue-generating activities to compliance activities.

In particular, Section 404 of the Sarbanes-Oxley Act (“Section 404”) requires our management to annually review and evaluate our internal controls over financial reporting and attest to the effectiveness of these controls, beginning with our fiscal year ended December 31, 2007. The Sarbanes-Oxley Act requires our independent registered public accounting firm to attest to the effectiveness of internal control over financial reporting, beginning with our fiscal year ended December 31, 2009. To date, our ongoing efforts to comply with Section 404 have required the commitment of significant financial and managerial resources. In the event that our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our controls over financial reporting are not effective as required by Section 404 at any time in the future, investor perceptions of us and our reputation may be adversely affected and we may incur significant additional costs to remedy shortcomings in our internal controls.

We may be required to recognize further impairments of our goodwill, identifiable intangible assets or other long-lived assets or to establish further valuation allowances against our deferred income tax assets, which could adversely affect our results of operations or financial condition.

In the fourth quarter of 2008, consistent with the severe decline in the global capital markets, we experienced a similar decline in the market value of our goodwill and other intangible assets. As a result, our fair value of goodwill was significantly lower than book value. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we performed our annual impairment test of our goodwill and other intangible assets. As a result of this evaluation, we recognized a charge of $18.8 million against the carrying value of our goodwill. This non-cash charge materially impacted our equity and results of operations in 2008, but does not impact our ongoing business operations, liquidity or cash flow.

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets, which also include net operating loss carryforwards for entities that have generated or continue to generate operating losses, are assessed periodically by management to determine if their future benefit will be fully realized. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies. If available information indicates that it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net (loss) income in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Such charges could have a material adverse effect on our results of operations or financial condition. As a result of our evaluation, we established an additional $4.2 million valuation allowance against the carrying value of our long-term deferred tax assets.

Our future results of operations may be impacted by the prolonged weakness in the current economic environment that may result in a further impairment of any existing goodwill or goodwill recorded in the future and/or other long-lived assets or further valuation allowances on our deferred tax assets, which could adversely affect our results of operations or financial condition.

Our substantial debt could limit the cash flow available for our operations, which could adversely affect our business.

We have and will continue to have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2008, we had $136.9 million of total debt outstanding (consisting of $103.7 million outstanding under our $120.0 million 11 3/4% Second Priority Senior Secured Notes due January 2011 (“11 3/4% Senior Notes”), net of discount, $22.9 million outstanding under the revolving credit facility of Software Brokers of America, Inc. (“SBA”), $5.9 million of outstanding debt of our foreign subsidiaries, $2.2 million of capital leases and $2.2 million of cash overdrafts with banks). Subject to the limits contained in the indenture governing our 11 3/4% Senior Notes and our other debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we incur additional debt, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to the holders of our common stock, including the following:

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

The indenture governing our 11 3/4% Senior Notes and the credit agreement governing SBA’s revolving credit facility impose significant operating and financial restrictions on our company and our subsidiaries, which may prevent us from capitalizing on business opportunities.

The indenture governing our 11 3/4% Senior Notes imposes significant operating and financial restrictions on us. These restrictions limit our ability (and the ability of our subsidiaries) to, among other things:

•	incur additional indebtedness or enter into sale and leaseback obligations;

•	pay certain dividends or make certain distributions on our capital stock or repurchase our capital stock;

•	make certain investments or other restricted payments;

•	place restrictions on the ability of subsidiaries to pay dividends or make other payments to us;

•	engage in transactions with shareholders or affiliates;

•	sell certain assets or merge with or into other companies;

•	guarantee indebtedness; and

•	create liens.

SBA’s revolving credit facility limits SBA’s ability, among other things, to:

•	incur additional indebtedness;

•	make certain capital expenditures;

•	guarantee obligations, other than SBA’s guarantee of our 11 3/4% Senior Notes;

•	create or allow liens on assets, other than liens securing our 11 3/4% Senior Notes;

•	make investments, loans or advances;

•	pay dividends, make distributions and undertake stock and other equity interest buybacks;

•	make certain acquisitions;

•	engage in mergers, consolidations or sales of assets;

•	use proceeds of the revolving credit facility for certain purposes;

•	enter into certain lease obligations;

•	enter into transactions with affiliates on non-arm’s length terms;

•	sell or securitize receivables;

•	make certain payments on subordinated indebtedness; or

•	create or acquire subsidiaries.

In addition, SBA’s revolving credit facility requires SBA to:

•	maintain EBITDA of not less than $1.7 million commencing March 31, 2009 and increasing each month to $9.4 million as of December 31, 2009;

•	maintain net income of not less than $0.7 million commencing March 31, 2009 and increasing each month to $4.2 million as of December 31, 2009;

•	cause Intcomex, Inc. to maintain net income of a loss not greater than $0.5 million commencing March 31, 2009 and not less than $0.0 million each subsequent quarter end in 2009; and

•	maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 as of the last day of each fiscal quarter, commencing with the quarter ending March 31, 2009.

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

On March 28, 2008, SBA obtained a waiver to its credit agreement from Comerica Bank for the senior debt to tangible effective net worth ratio as of December 31, 2007. SBA also obtained an amendment to the credit agreement for the definition of the tangible effective net worth and to increase the senior debt to tangible effective net worth ratio of not more than 3.5 to 1.0, effective for the quarters ended March 31, 2008 and June 30, 2008, and not more than 3.0 to 1.0 thereafter.

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

On November 13, 2008, SBA obtained a waiver to its credit agreement for the minimum tangible effective net worth and senior debt to tangible effective net worth ratio under its credit agreement with Comerica Bank, as a result of SBA’s default of its minimum tangible effective net worth and senior debt to tangible effective net worth ratio under its credit agreement as of September 30, 2008. SBA also obtained an amendment to its credit agreement increasing the inventory borrowing base cap from $12.5 million to $14.0 million, amending the borrowing rate to the Eurodollar rate plus 3.5% and the maturity date to January 1, 2010, and requiring increased financial reporting disclosures made to Comerica Bank on a continual basis. As of September 30, 2008, SBA was in compliance with all other financial covenants.

On March 20, 2009, SBA obtained a waiver to its credit agreement from Comerica Bank for its senior debt to tangible effective net worth ratio, minimum tangible effective net worth and net income, as of December 31, 2008. SBA also obtained an amendment to its credit agreement for the definitions of the borrowing base, revolving credit note and the Company’s permitted investments. The amendment allows the Company to issue commercial letters of credit and standby letters of credit, not to exceed $2.0 million at any one time outstanding. Borrowings against the facility bear interest at the daily adjustable LIBOR rate (at no time less than 2.00%) plus the applicable margin of 4.00%. The Company is required to provide accounts payable aging, insurance and borrowing base certificates on a bi-weekly basis. The Company is also required to maintain monthly stated levels of EBITDA and the Company and its guarantor shall maintain quarterly stated levels of net income, effective March 31, 2009 to December 31, 2009.

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

We may not be able to maintain compliance with our current covenants or any additional covenants in the future and, if we fail to do so, we may not be able to obtain waivers from the lenders or amend any such covenants on acceptable terms or at all. If we fail to obtain such waivers or a replacement facility, we may not have resources sufficient at our parent company level or otherwise to meet our anticipated debt service requirements, capital expenditures and working capital needs. The current global economic downturn and the tightening in the credit markets further heighten the risk that we may not be able to obtain replacement or alternative sources of financing.

We have significant credit exposure to our customers. If we are unable to effectively manage our accounts receivable, it could result in longer payment cycles, increased collection costs and defaults exceeding our expectations and adversely impact the cost or availability of our financing.

We extend credit for a significant portion of sales to our customers. Any negative trends in our customer’s businesses as well as their inability to obtain financing for operations could increase the risk that we may be unable to collect on receivables on a timely basis, or at all. If our customers fail to pay or delay payment for the products they purchase from us, it could result in longer payment cycles, increased collection costs, defaults exceeding our expectations and an adverse impact on the cost or availability of financing. If there is a substantial deterioration in the collectibility of our receivables, we may not be able to obtain credit insurance at reasonable rates and credit insurers may drop coverage on our customers and increase premiums, deductibles and co-insurance levels on our remaining or prospective coverage. If we are unable to collect under existing credit insurance policies, or fail to take other actions to adequately mitigate such credit risk, our earnings, cash flows and our ability to utilize receivable-based financing could deteriorate. These risks may be exacerbated by a variety of factors, including adverse economic conditions, solvency issues experienced by our customers as a result of an economic downturn or a decrease in IT spending by end-users, decreases in demand for our products and negative trends in the businesses of our customers.

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

A significant portion of our revenue is derived from products manufactured by a relatively small number of vendors. For the years ended December 31, 2008, 2007 and 2006, our top 10 vendors manufactured products that accounted for 65.0%, 65.5% and 63.8%, respectively, of our total revenue and the products of our top vendor accounted for 17.5%, 16.7% and 14.8%, respectively, of our total revenue. We expect that we will continue to obtain most of our products from a relatively small number of vendors and that the portion of our revenue that we obtain from such vendors may continue to increase in the future. Due to intense competition in the IT products distribution industry, our key vendors can choose to work with other distributors and, pursuant to standard terms in our vendor agreements, may terminate their relationships with us on short notice. The loss of a relationship with any of our key vendors may hurt our results of operations.

In addition, the global economic downturn may lead to the consolidation of certain vendors with other vendors, contract assemblers or distributors. The increased size, operating and financial resources of such consolidated vendors could allow them to sell more products directly to customers and reduce the number of authorized distributors with which they conduct business. Such direct sales by vendors and/or the loss of a relationship with any of our key vendors could hurt our results of operations.

If we are unable to obtain sufficient trade credit from our vendors or other sources in a timely manner and on reasonable terms, our results of operations could be adversely affected and our growth inhibited.

Our business is working capital intensive and our vendors historically have been an important source of funding our business growth through the provision of trade credit. We expect to continue to rely on trade credit from our vendors to provide a significant amount of our working capital. If our vendors fail to provide us with sufficient trade credit, including larger amounts of trade credit, in a timely manner as our business grows, we may have to rely on other sources of financing, which may not be readily available or, if available, may not be on terms acceptable or favorable to us. The current global economic downturn and the tightening in the credit markets further heightens the risk that we may not be able to obtain such trade credit or alternative sources of financing, or that to the extent we can obtain it, the terms are unfavorable. If we are unable to obtain sufficient trade credit from our vendors or other sources in a timely manner, our results of operations could be adversely affected and our growth inhibited.

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

In addition, we may not be able to accurately predict future operating results or changes in our industry which may change these needs. In the event that such additional financing is necessary, we may seek to raise such funds through public or private equity or debt financing or other means. We may not be able to obtain additional financing when we need it, or we may not be able to raise financing on terms acceptable to us. The current tightening in the credit markets heightens this risk. In addition, we may not be able to borrow additional funds under our existing credit facilities if participating banks become insolvent or their liquidity is limited or impaired. In the event that adequate funds are not available in a timely manner, our business and results of operations may be harmed.

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

As our controlling shareholder, CVC International is able to elect a majority of our Board of Directors, select our management team, determine our corporate and management policies and make decisions relating to fundamental corporate actions. In addition, under the shareholders agreement among us and our shareholders, the members of our Board of Directors appointed by the Shaloms have veto rights over certain decisions, which could result in a deadlock and consequently could delay our management’s decision-making process.

Changes in accounting rules could adversely affect our business and results of operations.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The U.S. government has authorized various policy-making bodies, including the Financial Accounting Standards Board (the “FASB”) and the SEC, to interpret these principles and create appropriate accounting standards. Changes in these interpretations and standards, which may occur from time to time, may result in additional non-cash charges and/or changes in presentation or disclosure, which in turn could have a significant adverse effect on our results of operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located in a 221,021 square foot facility in Miami, Florida. We support our operations throughout Latin America and the Caribbean from our Miami headquarters facility, an extensive sales and administrative office and distribution network integrating executive-level management, warehousing, RMA, purchasing, sales, marketing, credit, finance, technical support and customer service functions. Our Miami headquarters facility is located near the Port of Miami and Miami International Airport which facilitates access to the area’s air and container-cargo networks. The lease commencement date for our Miami headquarters facility was May 1, 2007.

As of December 31, 2008, we operated a sales and distribution center in the U.S., 22 sales and distribution centers in 12 countries in Latin America and the Caribbean and a sales office in Brazil. The distribution centers include our In-Country Operations office and warehouses. Some of the distribution centers include assembly lines for white-box PCs that our value-added reseller and retailer customers or we assemble locally. In total, our sales and distribution centers in our Miami Operations and our In-country Operations represent nearly 740,000 square feet of space (including 190,000 square feet of office space and 550,000 square feet of warehouse space). We lease all of these centers except that we own a part of our sales and distribution center in Santiago, Chile and warehouse space in Lima, Peru. Further, we have an option to purchase a warehouse and office space in Mexico City, Mexico for $3.0 million, which expires on December 31, 2011. As of December 31, 2008, we leased substantially all our facilities on varying terms. We do not anticipate any material difficulties with the renewal of any of our leases when they expire or in securing replacement facilities on commercially reasonable terms. The following table sets forth information regarding our facilities including location, use, size and ownership or lease status:

Location	Use	Approximate Gross Square Feet	Owned or Leased
Buenos Aires, Argentina	Office /Warehouse	30,279	Leased
Santiago, Chile	Office /Warehouse	50,450	Owned-63%; Leased-37%
Iquique, Chile	Office /Warehouse	7,750	Leased
Bogotá, Colombia	Office /Warehouse	14,478	Leased
Cota, Colombia	Office /Warehouse	23,100	Leased
San José, Costa Rica	Office /Warehouse	43,056	Leased
Quito, Ecuador	Office /Warehouse	28,567	Leased
Guayaquil, Ecuador	Office /Warehouse	8,191	Leased
San Salvador, El Salvador	Office /Warehouse	13,648	Leased
Guatemala City, Guatemala	Office /Warehouse	30,774	Leased
Kingston, Jamaica	Office /Warehouse	16,968	Leased
Centro de Capacitación, Mexico	Office /Warehouse	1,615	Leased
León, Mexico	Office /Warehouse	3,358	Leased
Mexico City, Mexico	Office /Warehouse	34,757	Leased
Monterrey, Mexico	Office /Warehouse	3,918	Leased
Puebla, Mexico	Office /Warehouse	6,458	Leased
Querétaro, Mexico	Office /Warehouse	3,875	Leased
Tlalnepantla, Mexico	Office /Warehouse	101,009	Leased
Veracruz, Mexico	Office /Warehouse	2,939	Leased
Panama City, Panama	Office /Warehouse	40,505	Leased
Lima, Peru	Office /Warehouse	22,421	Owned-87%; Leased-13%
Montevideo, Uruguay	Office /Warehouse	25,058	Leased
Miami, United States	Office /Warehouse	221,021	Leased

Item 3.	Legal Proceedings.

As of December 31, 2008, the Company had no material legal proceedings pending. From time to time, we are the subject of legal proceedings arising in the ordinary course of business. We do not believe that any proceedings currently pending or threatened will have a material adverse affect on our business or results of operations.

For a description of the settlement agreements between our Uruguayan subsidiary and Uruguayan regulatory authorities whereby the risk connected with, and the commitment of potentially significant financial and managerial resources to, potential regulatory claims was avoided, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Uruguay tax settlement agreement and shareholder indemnity agreement.”

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise. In June 2008, our shareholders approved the issuance of 73 restricted shares of common stock, non-voting, with a three year cliff vesting period to our director Mr. Henriques, as the initial equity consideration for his election to the Board of Directors and 41 each of restricted shares of common stock, non-voting, with a three year cliff vesting period to our director Mr. Madden and our former director Ms. Miltner, as their annual equity consideration for board membership.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock. The Company had 100,000 shares of common stock, voting and 2,182 shares of Class B common stock, non-voting (collectively referred to herein as “Common Stock”) outstanding as of December 31, 2008 and 2007, respectively. The Company’s Common Stock is privately held and not traded on a public stock exchange.

As of March 30, 2009, there were 13 holders of record of our common stock, voting and 3 holders of record of our Class B common stock, non-voting. For a detailed discussion of the ownership of our Company, see Part III—Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

The following table presents selected consolidated financial information and other data as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 and includes the results of operations of our acquisitions that have been combined with our results of operations beginning on their acquisition dates. We derived the statement of operations and other data set forth below for the years ended December 31, 2008, 2007, and 2006, and the balance sheet data as of December 31, 2008 and 2007 from our audited consolidated financial statements (together with the notes thereto) included elsewhere in this Annual Report. We derived the selected financial information and other data for the years ended December 31, 2005 and 2004, and as of December 31, 2006, 2005 and 2004 from our audited consolidated financial statements with respect to such date and periods not included in this Annual Report. The information set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and notes thereto, included elsewhere in this Annual Report.

	As of or For the Years Ended December 31,
	2008	2007	2006	2005 (1)	2004
	(Dollars in thousands, except per share and other data)
Statement of Operations Data:
Revenue	$1,071,551	$1,038,368	$889,779	$716,440	$554,345
Cost of revenue	970,955	937,286	797,665	642,737	495,536

Gross profit	100,596	101,082	92,114	73,703	58,809
Operating expenses(2)	105,723	73,314	57,537	43,343	33,815

Operating (loss) income	(5,127)	27,768	34,577	30,360	24,994
Other expense
Interest expense	17,431	17,763	16,233	16,805	3,429
Interest income	(941)	(730)	(876)	(456)	(153)
Other (income) expense	(3,427)	(292)	164	600	(196)
Foreign exchange loss (gain), net	15,533	(2,401)	1,099	(1,407)	(986)

Total other expense (income), net	28,596	14,340	16,620	15,542	2,094
(Loss) income before provision for income taxes and minority interests	(33,723)	13,428	17,957	14,818	22,900
Provision for income taxes	1,595	867	4,894	2,755	6,417

(Loss) income before minority interests	(35,318)	12,561	13,063	12,063	16,483

	As of or For the Years Ended December 31,
	2008	2007	2006	2005 (1)	2004
	(Dollars in thousands, except per share and other data)
Minority interests(3)	—	—	—	—	314

Net (loss) income	$(35,318)	$12,561	$13,063	$12,063	$16,169

Net (loss) income per weighted average share of common stock, voting and Class B common stock, non-voting:
Basic	$(345.63)	$122.93	$127.84	$119.28	$277.48

Diluted	$(345.63)	$122.93	$127.84	$119.28	$277.48

Weighted average number of common shares, voting and Class B common stock, non-voting used in per share calculation(4):
Basic	102,182	102,182	102,182	101,133	58,270

Diluted	102,182	102,182	102,182	101,133	58,270

Balance Sheet Data:
Cash and cash equivalents	$22,344	$29,399	$20,574	$12,995	$7,432
Working capital(5)	75,726	101,629	98,222	92,846	51,843
Total assets	284,068	363,008	292,575	248,311	172,522
Long-term debt (including current maturities and capital leases)	105,865	117,224	120,209	119,628	60,274
Total debt	136,906	143,590	137,862	125,041	70,045
Total shareholders’ equity	14,550	54,101	38,337	25,567	30,189

Other Data:
Ratio of earnings to fixed charges(6)	$(16,292)	1.7x	2.1x	1.9x	7.4x
Cash dividends per common share(7)	$—	$—	$—	$197.76	$—

(1)	The financial and other data includes the financial information for Centel commencing on the date of our re-acquisition of all interests in Centel on June 23, 2005, for the year ended December 31, 2005.
(2)	Operating expenses includes the charge for the impairment of goodwill of $18,777 for the year ended December 31, 2008.
(3)	Minority interest represents the interests in the outstanding common stock held by those minority shareholders of Intcomex Costa Rica Mayorista en Equipo de Cómputo, S.A., Intcomex Ecuador, S.A. and Intcomex Jamaica, Ltd., subsequent to the CVC International investment in our Company on August 31, 2004.
(4)	Weighted average number of common shares, voting and Class B common shares, non-voting used in the per share calculation for the year ended December 31, 2005, reflects the issuance of 2,182 shares of Class B common stock, non-voting to the sellers of Centel in connection with the re-acquisition of Centel on June 23, 2005; and for the year ended December 31, 2004, reflects the impact of our Company’s recapitalization in connection with the CVC International investment in our Company on August 31, 2004.
(5)	Working capital is defined as current assets less current liabilities.
(6)	For purposes of calculating the ratio of earnings to fixed charges: (i) earnings is defined as income before income taxes plus fixed charges; and (ii) fixed charges is defined as interest expense (including capitalized interest and amortization of debt issuance costs) and the portion of operating rental expense which management believes would be representative of the interest component of rental expense.
(7)

We paid a one-time cash dividend of $20,000, or $197.76 per share, of the proceeds of our 11 3/4% Senior Notes offering in August 2005, to all of our existing shareholders of record as of August 25, 2005, based upon the 102,182 shares outstanding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Annual Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, beliefs, estimates, forecasts, and projections and management assumptions about our Company, our future performance, our liquidity and the IT products distribution industry in which we operate. Words such as “may”, “intend”, “expect,” “anticipate,” “believe”, “target,” “goal,” “project,” “plan,” “seek,” “estimate,” “continue,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances including but not limited to, management’s expectations for competition, revenues, margin, expenses and other operating results; capital expenditures; liquidity; capital requirements, acquisitions and exchange rate fluctuations, each of which involves numerous risks and uncertainties are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified above, under “Part I—Item 1A. Risk Factors” and elsewhere herein. These risks and uncertainties include, but are not limited to, the following:

•	adverse affect on our business and results of operations due to the global economic downturn;

•	an increase in competition in the markets in which we operate or plan to operate;

•	difficulties in maintaining and enhancing internal controls and management and financial reporting systems;

•	adverse changes in general, regional and country-specific economic and political conditions in Latin America and the Caribbean;

•	fluctuations of other currencies relative to the U.S. dollar;

•	difficulties in staffing and managing our foreign operations;

•	departures of our key executive officers;

•	increases in credit exposure to our customers;

•	adverse changes in our relationships with vendors and customers; or

•	declines in our inventory values.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008, which are included in this Annual Report.

Overview

We believe we are the largest pure play value-added distributor of IT products focused solely on serving Latin America and the Caribbean. We distribute computer components, peripherals, software, computer systems, accessories, networking products and digital consumer electronics to more than 40,000 customers in 40 countries. We offer single source purchasing to our customers by providing an in-stock selection of more than 5,700 products from over 191 vendors, including the world’s leading IT product manufacturers. From our headquarters and main distribution center in Miami, we support a network of 22 sales and distribution operations in 12 Latin American and the Caribbean countries and a sales office in Brazil.

Our results for the year ended December 31, 2008, reflect an increase in net sales from 2007, as we have achieved a positive year-over-year revenue growth from our significant product lines and our customer markets, which we believe is attributable, in part, to the successful implementation of our sales strategies. Revenue increased 3.2% for the year ended December 31, 2008, as compared to the year ended December 31, 2007.

The current downturn in the global economy has increasingly become a factor impacting our gross profit margins and net income. Total operating expenses increased 44.2% for the year ended December 31, 2008, as compared to the year ended December 31, 2007, driven primarily by the goodwill impairment charge of $18.8 million, higher salaries and payroll-related expenses of $7.1 million, and, to a lesser extent, other one-time non-cash charges including the $2.0 million write-off associated with the

Company’s initial public offering (“IPO”) efforts and the Company’s restructuring charges in several of our In-country Operations. Net loss was $35.3 million for the year ended December 31, 2008 as compared to net income of $12.6 million for the year ended December 31, 2007. The decline in net income was impacted by the global economic downturn and the disruptions in the credit markets that have caused a slowdown in our revenue growth coupled with the impairment of the Company’s goodwill and the significant loss in foreign exchange due to the effects of the weakening of foreign currencies relative to the U.S. dollar, particularly the Chilean Peso and the Colombian Peso.

Factors Affecting Our Results of Operations

The following events and developments have in the past, or are expected in the future to have a significant impact on our financial condition and results of operations:

•

Impact of price competition, vendor terms and conditions, and the current downturn in the global economy on margin. Historically, our gross profit margins have been impacted by price competition, changes to vendor terms and conditions, including but not limited to, reductions in product rebates and incentives, our ability to return inventory to manufacturers, and time periods during which vendors provide price protection. We expect these competitive pricing pressures and modifications to vendor terms and conditions to continue into the foreseeable future. The current downturn in the global economy has also increasingly become a factor impacting our gross profit margins. We expect a softening in demand for IT products in Latin America and the Caribbean due to the continuing global economic downturn.

•

Macroeconomic trends and increased penetration of IT products. Since 2003, the Latin American and Caribbean economies have benefited from relatively high levels of economic growth, which we believe have had a positive impact on overall demand for IT products. In particular, we have continued to benefit from rapid growth in PC penetration rates and Internet penetration rates. From 1996 to 2007, spending on IT products (including hardware, packaged software and services) in Latin America and the Caribbean grew an average of 8.2% per year, from $21.8 billion to $52.0 billion, and, according to IDC, is projected to grow an average of 10.3% per year from 2007 to 2012, to $84.8 billion. We expect the overall demand for IT products to continue to be negatively impacted by the global economic downturn and its effect on demand for IT products in Latin America and the Caribbean.

•

Shift in revenue to In-country Operations. One of our growth strategies is to expand the geographic presence of our In-country Operations into areas in which we believe we can achieve higher gross margins than our Miami Operations. Miami gross margins are generally lower than in-country gross margins because Miami is a more competitive market and Miami’s customers, who are primarily other Miami-based IT distributors or large IT distributors, resellers and retailers located in Latin America or the Caribbean, have larger average order quantities than customers of our in-country segment and as a result benefit from lower average prices. In-country revenue grew by an average of 23.4% annually between 2001 and 2008, as compared to growth in Miami revenue of an average of 10.0% annually over the same period. In-country revenue accounted for 74.1%, 72.2% and 70.0% of consolidated revenue for the years ended December 31, 2008, 2007 and 2006, respectively. This growth in our In-country Operations reflects in part the growth in local market share achieved by four of our distribution centers (El Salvador, Ecuador, Costa Rica and Jamaica) that were opened in 2000, the Argentina operation opened in September 2003 and our Colombia operation opened in January 2004. Our in-country presence was further expanded by our re-acquisition of Centel in Mexico in June 2005 discussed below.

•

Exposure to fluctuations in foreign currency. A significant portion of our revenues from In-country Operations is invoiced in currencies other than the U.S. dollar and a significant amount of our in-country operating expenses are denominated in currencies other than U.S. dollars. In markets where we invoice in local currency, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, the appreciation of a local currency will reduce our gross profit and gross margins in U.S. dollar terms. In markets where our books and records are prepared in currencies other than the U.S. dollar, the appreciation of a local currency will increase our operating expenses and decrease our operating margins in U.S. dollar terms. In our consolidated statement of operations, a foreign exchange loss (gain) of $15.5 million, $(2.4) million and $1.1 million was included for the years ended December 31, 2008, 2007 and 2006, respectively. We periodically engage in foreign currency forward contracts when available and when doing so is not cost prohibitive. In periods when we do not engage in these contracts, foreign currency fluctuations may adversely affect our results of operations, including our gross margins and operating margins.

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

•

Increased levels of indebtedness. In connection with the investment by CVC International in our Company in August 2004 and our re-acquisition of Centel in August 2005, we borrowed under our former senior secured credit facility with Wells Fargo Foothill and Morgan Stanley, (our “Former Senior Secured Credit Facility”) and issued subordinated seller notes to the sellers, which increased our leverage and our interest expense. In August 2005, we issued $120.0 million of 11 3/4% Senior Notes and used the proceeds to repay the outstanding principal balances on our Former Senior Secured Credit Facility and subordinated seller notes a pay a $20.0 million dividend to our then shareholders of record. For the years ended December 31, 2008, 2007 and 2006, interest expense was $17.4 million, $17.8 million and $16.2 million, respectively.

•

Centel re-acquisition. On June 23, 2005, the Company re-acquired all of the outstanding shares of our former subsidiary Centel, which we originally sold in 2001, for $14.0 million in cash, $3.0 million in Class B common shares, non-voting and $2.8 million in subordinated seller notes, representing an aggregate consideration of $19.8 million. For the years ended December 31, 2008, 2007 and 2006, Centel had revenues of $100.6 million, $114.5 million and $104.2 million, respectively, and net (loss) income of $(0.1) million, $4.0 million and $3.0 million, respectively.

•

Uruguay tax settlement agreement and shareholder indemnity agreement. On June 29, 2007, the Company incurred a net pre-tax charge of $3.8 million (approximately $2.7 million after tax) including legal and accounting fees, as a result of a settlement agreement with the Uruguayan tax agency Dirección General Impositiva (“DGI”) and UYP 26.2 million (approximately $1.1 million) and forfeit $0.5 million in previously recognized tax credits, as a result of a similar agreement with the customs authorities from whom the Company previously received a credit of approximately $0.3 million. The charges were incurred following a tax audit of our Uruguayan subsidiary, T.G.M., S.A. for the period 2001 through 2005, and included in operating expenses in our consolidated statements of operations for the year ended December 31, 2007,

On June 29, 2007, the Shaloms and the other individuals affiliated with the Shaloms (the “Pledging Noteholders”) who sold shares to our principal shareholder CVC International, in connection with the acquisition of control in our Company in 2004, entered into an indemnity agreement (the “Indemnity Agreement”). The Indemnity Agreement provided for the Shaloms’ payment of approximately $3.0 million to the Company by August 14, 2007 (the “Indemnity Payment”), in order to indemnify CVC International for the outflow of funds related to that portion of the settlement payments, certain expenses corresponding to the tax audit period from 2002 through August 31, 2004, the closing date under the stock purchase agreement, and certain related legal, accounting and other expenses required by the stock purchase agreement. The Shaloms pledged the 11 3/4% Senior Notes owned by the Pledging Noteholders, in the same principal amount as the Indemnity Payment, to secure the payment obligation.

As a result of a privately negotiated arm’s length transaction arranged by the Shaloms, on August 15, 2007, the Company repurchased approximately $2.2 million of the 11 3/4% Senior Notes held by the Pledging Noteholders at the same market price as the $2.8 million of the 11 3/4% Senior Notes that the Company purchased in the open market the prior day. The Company delivered the total $5.0 million aggregate principal amount of the 11 3/4% Senior Notes purchased to the trustee, for cancellation in satisfaction of our mandatory sinking fund redemption under the indenture governing the 11 3/4% Senior Notes.

•

Contingent liability. In June 2008, the Company recorded a provision for potential payroll tax and VAT exposure related to its operations in a foreign jurisdiction in which the Company conducts business, in the amount estimated to be approximately $0.4 million, all of which affects the Company’s operating expenses. In addition, the Company recorded a provision of $0.1 million for the professional audit and legal fees incurred to determine the amount of unrecognized potential payroll tax and VAT exposure. The Company is subject to VAT for products sold at the time a product is resold at an applicable VAT rate. The Company recognized certain VAT deductions that could be disallowed and believes it is subject to a tax assessment with respect to the VAT filings for the years ended December 31, 2003 through 2007.

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

•

Goodwill impairment. In the fourth quarter of 2008, consistent with the drastic decline in the global capital markets, we experienced a similar decline in the market value of our goodwill and other intangible assets. In accordance with the provisions of SFAS No. 142, we performed our annual impairment test of our goodwill and other intangible assets. Goodwill represents the excess of the purchase price over the fair value of the net assets. The impairment charge represents the extent to which the carrying values exceeding the future undiscounted cash flows and fair value attributable to the goodwill. The annual goodwill and identifiable intangible asset impairment test resulted in a substantially lower value attributable to our goodwill. Fair values were determined based upon market conditions, the income approach which utilized cash flow projections and other factors.

As of December 31, 2008, the Company recorded an impairment charge of $18.8 million of our $32.3 million of goodwill. Goodwill impairment charge was recorded in the amount of $11.5 million related to our Miami Operations and $7.3 million related to our In-country Operations, particularly $4.1 million in Mexico, $1.3 million in Guatemala, $1.2 million in Jamaica, $0.5 million in El Salvador and $0.2 million in Argentina. There were no changes in the carrying amount of the goodwill as of December 31, 2007. This non-cash charge materially impacted our equity and results of operations in 2008, but does not impact our ongoing business operations, liquidity or cash flow. There was no impairment charge recorded for goodwill and identifiable intangible assets for the years ended December 31, 2007 and 2006. The goodwill impairment charge represents the extent to which the carrying values exceeded the fair value attributable to our goodwill. The decline in value of our goodwill is consistent with the overall market decline as a result of the global economic environment and financial market dislocation. Our future results of operations may be impacted by the prolonged weakness in the current economic environment, which may result in a further impairment of any existing goodwill or goodwill and/or other long-lived assets recorded in the future.

•

Deferred tax assets. Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets, which also include net operating loss (“NOL”) carryforwards for entities that have generated or continue to generate operating losses, are assessed periodically by management to determine if their future benefit will be fully realized. If it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net (loss) income in accordance with SFAS No. 109. Such charges could have a material adverse effect on our results of operations or financial condition. As a result of our evaluation, we established an additional $4.2 million valuation allowance against the carrying value of our long-term deferred tax assets.

As of December 31, 2008, the Company’s U.S. and state of Florida NOLs resulted in $10.9 million of deferred tax assets, which will begin to expire in 2026. As of December 31, 2008, Intcomex Argentina has $4.3 million in NOLs resulting in $1.5 million of deferred tax assets, which will begin to expire in 2011. The Company analyzed the available evidence related to the realization of the deferred tax assets, considered the current negative economic environment and determined it is now more likely than not that we will not recognize a portion of our deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies. As of December 31, 2008, the Company recorded a valuation allowance of $2.4 million in the U.S., $1.5 million in Argentina and $0.3 million in Mexico against the respective NOLs, as management does not believe that it will realize the full benefit of these NOLs. As of December 31, 2007, the Company recorded a $0.6 million valuation allowance against its NOLs, as management believed that a portion of its NOLs would not be fully realized at a future time. Our future results of operations may be impacted by the prolonged weakness in the current economic environment, which may result in further valuation allowances on our deferred tax assets and adversely affect our results of operations or financial condition.

•

Write-Off of IPO Expenses. In 2008, the Company wrote off the costs related to its pending IPO. The expense amounted to $2.0 million and was recorded in the consolidated statement of operations as an increase to the Company’s operating expenses. These pre-IPO expenses are one-time charges that are not indicative of operations in the normal course of business, as they relate to a one-time specific transaction to take the Company public that would normally be netted against IPO proceeds.

•

Restructuring Charges. In 2008, the Company implemented restructuring and rebalancing actions designed to improve the Company’s efficiencies and profitability, strengthen its operations and reduce its costs in several of its locations. The restructuring included involuntary workforce reductions and employee benefits and other costs incurred in connection with vacating leased facilities. The total charges of approximately $1.5 million were incurred in the fourth quarter of 2008 and recorded in the Company’s statement of operations as an increase to the Company’s operating expenses for the year ended December 31, 2008. There were no restructuring charges incurred by the Company during the years ended December 31, 2007 and 2006.

Results of Operations

We report our business in two operating segments, based upon the geographic location of where we originate the sale: Miami and In-country. Miami segment includes revenue from our Miami, Florida headquarters, including sales from Miami to our in-country sales and distribution centers and sales directly to resellers, retailers and distributors that are located in countries in which we have in-country sales and distribution operations or in which we do not have any in-country operations. In-country segment includes revenue from our in-country sales and distribution centers, which have been aggregated because of their similar economic characteristics. Most of our vendor rebates, incentives and allowances are reflected in the results of our Miami segment. When we consolidate our results, we eliminate revenue and cost of revenue attributable to inter-segment sales, and the financial results of our Miami segment discussed below reflect these eliminations.

Comparison of the year ended December 31, 2008 versus the year ended December 31, 2007 and of the year ended December 31, 2007 versus the year ended December 31, 2006

The following table sets forth selected financial data and percentages of revenue for the periods presented (in thousands):

	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Revenue	$1,071,551	100.0%	$1,038,368	100.0%	$889,779	100.0%
Cost of revenue	970,955	90.6%	937,286	90.3%	797,665	89.6%

Gross profit	100,596	9.4%	101,082	9.7%	92,114	10.4%

Selling, general and administrative expenses	83,038	7.7%	69,834	6.7%	54,794	6.2%
Goodwill impairment charge	18,777	1.8%	—	—	—	—
Depreciation and amortization	3,908	0.4%	3,480	0.3%	2,743	0.3%

Total operating expenses	105,723	9.9%	73,314	7.1%	57,537	6.5%

Operating (loss) income	(5,127)	(0.5)%	27,768	2.7%	34,577	3.9%
Other expense, net	28,596	2.7%	14,340	1.4%	16,620	1.9%

(Loss) income before provision for income taxes	(33,723)	(3.2)%	13,428	1.3%	17,957	2.0%
Provision for income taxes	1,595	0.1%	867	0.1%	4,894	0.6%

Net (loss) income	$(35,318)	(3.3)%	$12,561	1.2%	$13,063	1.5%

Revenue. Revenue increased $33.2 million, or 3.2%, to $1,071.6 million for the year ended December 31, 2008, from $1,038.4 million for the year ended December 31, 2007. Revenue growth, although diminished relative to prior years, was largely attributable to the continued increase in demand for our IT products throughout Latin America and the Caribbean, particularly in Chile, Colombia, Ecuador, Peru and Uruguay. In particular, the growth in revenue was driven primarily by the increased sales of notebook computers of $62.8 million, basic “white-box” systems of $14.1 million and monitors of $9.9 million, partially offset by the reduced sales of CPU devices of $17.4 million, hard disk drives of $17.3 million and motherboards of $7.2 million. The increase in revenue was partially tempered by a decline in the average selling price of memory products, notebook computers and motherboards and the current global economic downturn. The diminished growth in our revenues resulted from the global economic downturn, the disruptions in the credit markets and the overall softening in demand for IT products. We experienced a 16.1% growth in unit shipments across our core product lines for the year ended December 31, 2008, partially offset by a 7.9% decline in average sales prices across the same core products. In-country revenue increased $45.0 million, or 6.0%, to $794.3 million for the year ended December 31, 2008, from $749.3 million for the year ended December 31, 2007. In-country revenue accounted for 74.1% of our total revenue for the year ended December 31, 2008, as compared to 72.2% of our total revenue for the year ended December 31, 2007. The increase in sales from our In-country Operations reflected the increased sales of basic “white-box” systems, notebook computers, monitors and printers, partially offset by the decreased sales of CPUs, motherboards and software. Miami revenue decreased $11.8 million, or 4.1%, to $277.2 million for the year ended December 31, 2008 (net of $253.4 million of revenue derived from sales to our In-country Operations) from $289.1 million for the year ended December 31, 2007 (net of $288.2 million of revenue derived from sales to our In-country Operations). The decline in sales derived from our Miami Operations reflected the decreased sales of hard disk drives, CPUs and motherboards, partially offset by the increased sales of notebook computers and printers and higher margin products including memory products and software. The decline in sales derived from our Miami Operations also reflects the effect of the global economic downturn on sales and the softening in demand for IT products in certain countries in Latin America and the Caribbean.

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

Gross profit. Gross profit decreased $0.5 million, or 0.5%, to $100.6 million for the year ended December 31, 2008, from $101.1 million for the year ended December 31, 2007. The decrease was primarily driven by higher cost of revenue and lower sales volume in our Miami Operations. In-country gross profit increased $3.7 million, or 5.4%, to $72.0 million for year ended December 31, 2008, from $68.3 million for year ended December 31, 2007. The increase in in-country gross profit was primarily attributable to the increased sales volumes in Chile, Colombia, Ecuador, Peru and Uruguay, specifically related to sales of notebook computers, basic “white-box” systems and monitors, despite the decline in the average selling price of notebook computers, memory products and motherboards and the adverse negative fluctuation in the Chilean Peso. In-country gross profit accounted for 71.6% of our consolidated gross profit for the year ended December 31, 2008, as compared to 67.5% of our consolidated gross profit for the year ended December 31, 2007. Miami gross profit decreased $4.2 million to $28.6 million for the year ended December 31, 2008, as compared to $32.8 million for the year ended December 31, 2007. The decline in Miami’s gross profit was largely the result of the increase in the cost of products, and to a lesser extent, the decline in sales of hard drives, CPUs and motherboards. As a percentage of revenue, overall gross margin declined slightly to 9.4% for the year ended December 31, 2008, as compared to 9.7% for the year ended December 31, 2007. This decline was due to a more competitive pricing environment in Miami, the softening of demand for IT products in certain countries in Latin America and the Caribbean and the overall weakness in the economic environments in which we operate.

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

Operating expenses. Total operating expenses increased $32.4 million, or 44.2%, to $105.7 million for the year ended December 31, 2008, from $73.3 million for the year ended December 31, 2007. As a percentage of revenue, operating expenses increased to 9.9% of revenue for the year ended December 31, 2008, as compared to 7.1% of revenue for the year ended December 31, 2007. The increase in operating expenses was driven primarily by the goodwill impairment charge of $18.8 million recorded for the year ended December 31, 2008, representing the extent to which the carrying values exceeded the fair value attributable to our goodwill. The decline in value of our goodwill is consistent with the overall market decline as a result of the global economic environment and financial market dislocation. The increase in operating expenses was also driven in part by higher salaries and payroll-related expenses, which increased by $7.1 million, or 20.0%, to $42.6 million for the year ended December 31, 2008, from $35.5 million for the year ended December 31, 2007. In addition, the increase in operating expense was due to the write-off of $2.0 million associated with the Company’s IPO efforts and $1.5 million associated with the Company’s restructuring charges in several of our In-country Operations. In-country operating expenses increased $14.7 million, or 31.3%, to $61.7 million for the year ended December 31, 2008, as compared to $47.0 million for the year ended December 31, 2007. In-country operating expenses increased due to the $7.2 million goodwill impairment charge, $5.0 million in higher salaries and payroll-related expenses related to the growth of our operations in Argentina, Chile and Colombia, increased office and warehouse expenses in Costa Rica and Peru and marketing costs related to our retail product offerings in Chile. Salaries and payroll-related expenses in our In-country Operations increased to 67.5% of total in-country operating expenses for the year ended December 31, 2008, as compared to 48.5% for the year ended December 31, 2007. Miami operating expenses increased $17.7 million, or 67.2%, to $44.0 million for the year ended December 31, 2008, as compared to $26.3 million for the year ended December 31, 2007, primarily due to the $11.5 million goodwill impairment charge and, to a lesser extent, an increase in salaries and payroll-related expenses, professional fees and bad debt expense.

Total operating expenses increased $15.8 million, or 27.4%, to $73.3 million for the year ended December 31, 2007, from $57.5 million for the year ended December 31, 2006. As a percentage of revenue, operating expenses increased to 7.1% of revenue for the year ended December 31, 2007, as compared to 6.5%, for the year ended December 31, 2006. In-country operating expenses were $47.0 million for the year ended December 31, 2007, as compared to $38.5 million for the year ended December 31, 2006, representing an increase of $8.5 million or 22.2%. The increase was driven in part by higher salaries and payroll-related expenses of $5.5 million, or 18.4%, to $35.5 million for the year ended December 31, 2007, from $30.0 million for the year ended December 31, 2006. Salaries, personnel and other expenses of $4.3 million were related to the growth in sales of our In-country Operations in Argentina, Chile and Colombia, the mandatory minimum wage increases in our In-country Operations, primarily in Argentina, Ecuador and Uruguay and the increase in commission expenses resulting from increased sales volume and the overall strengthening of our local in-country currencies, particularly in Chile, Colombia, Guatemala and Peru. As a percentage of total operating expenses, salaries and personnel expenses decreased to 48.5% of total operating expenses for the year ended December 31, 2007, as compared to 52.2%, for the year ended December 31, 2006. The increase in operating expenses was also driven by the net pre-tax charge of $3.8 million we incurred in 2007 in operating expenses, including legal and accounting fees, related to our settlement agreement with the Uruguayan tax authority. Salaries, personnel and other expenses of $1.2 million resulted from the growth in sales and personnel in our Miami Operations. In addition, we incurred $2.3 million in operating expenses including office and warehouse expenses and building and occupancy costs related to the Miami Operations and the relocation to our new headquarters facility in Miami, Florida.

Operating (loss) income. Operating (loss) income decreased $32.9 million, resulting in an operating loss of $5.1 million for the year ended December 31, 2008, from operating income of $27.8 million for the year ended December 31, 2007. The decrease was driven primarily by the significant increase in operating expenses, of which $18.8 million relates to the goodwill impairment charge. In-country operating income decreased $11.3 million, or 48.5% to $10.0 million for the year ended December 31, 2008, from $21.3 million for the year ended December 31, 2007, due mainly to the increase in operating expenses discussed previously. Miami operating income decreased $21.6 million, resulting in an operating loss of $15.1 million for the year ended December 31, 2008, from operating income of $6.5 million for the year ended December 31, 2007, due mainly to the decline in gross profit combined with higher operating expenses.

Operating income decreased $6.8 million, or 19.7%, to $27.8 million for the year ended December 31, 2007, from $34.6 million for the year ended December 31, 2006. The decrease was driven primarily by the increased cost of revenue. The decrease was also a result of the increased selling, general and administrative expenses during the year ended December 31, 2007, including the increase of $5.5 million in salaries and payroll-related expenses, the $3.8 million net pre-tax charge due to the settlement agreement with the Uruguayan tax authority and the increase in communications and facilities expenses during the period. In-country operating income decreased $0.3 million, or 1.2%, to $21.3 million for the year ended December 31, 2007, from $21.5 million for the year ended December 31, 2006. Miami operating income decreased $6.5 million, or 50.2%, to $6.5 million for the year ended December 31, 2007, from $13.0 million for the year ended December 31, 2006, due to the $3.8 million settlement agreement with the Uruguayan tax authority and the relocation to the new headquarters facility in Miami, Florida.

Other expense, net. Other expense, net increased $14.3 million, to $28.6 million for the year ended December 31, 2008, from $14.3 million for the year ended December 31, 2007. The increase was primarily attributable to the significant foreign exchange loss incurred during the year ended December 31, 2008, primarily due to the fluctuations in the Chilean, Uruguayan and Colombian Peso. The foreign exchange loss increased $17.9 million to a loss of $15.5 million for the year ended December 31, 2008, from a gain of $(2.4) million for the year ended December 31, 2007, primarily due to the severe devaluation of the Chilean and Colombian Peso. The Chilean Peso weakened by 30.2%, to 648.0 pesos per U.S. dollar as of December 31, 2008, from 497.7 as of December 31, 2007. The Colombian Peso devalued by 10.2%, to 2,251.7 pesos per U.S. dollar as of December 31, 2008, from 2,044.2 as of December 31, 2007. The Uruguayan Peso also weakened by 13.3%, to 24.87 pesos per U.S. dollar as of December 31, 2008, from 21.94 as of December 31, 2007. The increase in Other expense, net was partially offset by a $3.5 million gain from the repurchases of our 11 3/4% Senior Notes at substantial discounts to their face amount. Our advance purchase, in arm’s length transactions, in November 2008 of $5.0 million at 49.00 of face value plus accrued interest, in connection with our mandatory August 15, 2009 sinking fund redemption requirement and in December 2008 of $1.0 million of our 11 3/4% Senior Notes at 37.00 of face value plus accrued interest, resulted in the gain.

Other expense, net decreased $2.3 million, or 13.7%, to $14.3 million for the year ended December 31, 2007, from $16.6 million for the year ended December 31, 2006. The decrease was primarily attributable to foreign exchange gains, particularly the translation impact of the fluctuations in the Chilean and Colombian Pesos. The foreign exchange loss (gain) increased by $3.5 million to $(2.4) million for the year ended December 31, 2007, from $1.1 million recorded in the year ended December 31, 2006. The Chilean Peso experienced a revaluation of 7.0%, strengthening during the year ended December 31, 2007, to 497.7 pesos per U.S. dollar from 532.6 as of December 31, 2006, as compared to the weakening as of December 31, 2006, from 514.5 pesos per U.S. dollar as of December 31, 2005. The decrease in the foreign exchange loss (gain) related to operations in Chile was partially offset by the increase in interest expense of $1.5 million, or 9.4%, resulting from increased borrowings under SBA’s Comerica Bank revolving credit facility and the accelerated amortization of deferred loan costs associated with the $5.0 million mandatory sinking fund payment on our 11  3/4% Senior Notes in August 2007.

Provision for income taxes. The provision for income taxes increased by $0.7 million, or 84.0%, to $1.6 million for the year ended December 31, 2008, from $0.9 million for the year ended December 31, 2007. The increase was primarily due to the $4.2 million valuation allowance recorded during the year ended December 31, 2008. Our effective tax rate for the year ended December 31, 2008, was 5%, as compared to 7% for the year ended December 31, 2007, resulting primarily from foreign exchange losses in our local in-country jurisdictions, particularly in Chile and, to a lesser extent, Colombia. In addition, the goodwill impairment charge we recorded for the year ended December 31, 2008 is not tax deductible. As of December 31, 2008, the Company recorded a valuation allowance of $2.4 million in the U.S., $1.5 million in Argentina and $0.3 million in Mexico against the respective NOLs, as management does not believe that it will realize the full benefit of these NOLs.

The provision for income taxes decreased by $4.0 million, or 82.3%, to $0.9 million for the year ended December 31, 2007, from $4.9 million for the year ended December 31, 2006. The decrease was due to lower pretax earnings and a lower effective tax rate during the period. Our pretax earnings were $13.4 million for the year ended December 31, 2007, as compared to $18.0 million for the year ended December 31, 2006. Our effective tax rate for the year ended December 31, 2007, was 7%, as compared to the 27% rate for the year ended December 31, 2006, due to the tax deduction related to the pre-tax charge of $3.8 million we incurred related to our settlement agreement with the Uruguayan tax authority and translation gains that were not taxable in the local jurisdictions, mainly Colombia and Chile.

Net (loss) income. Net (loss) income decreased $47.9 million, to a net loss of $35.3 million for the year ended December 31, 2008, as compared to net income of $12.6 million for the year ended December 31, 2007. The decline in net income was impacted by the diminished growth in our revenues, which resulted from the global economic downturn and the disruptions in the credit markets. The decrease in our net (loss) income is also a result of the impairment of the Company’s goodwill and the significant loss in foreign exchange due to the effects of the weakening of foreign currencies relative to the U.S. dollar, particularly the Chilean Peso and the Colombian Peso.

Net income decreased $0.5 million, or 3.8%, to $12.6 million for the year ended December 31, 2007, as compared to $13.1 million for the year ended December 31, 2006. The decline was driven by lower in-country operating income, partially offset by favorable foreign currency gains and a lower provision for income taxes.

Liquidity and Capital Resources

The IT products distribution business is working-capital intensive. Historically, we have financed our working capital needs through a combination of cash generated from operations, trade credit from manufacturers, borrowings under revolving bank lines of credit (including issuance of letters of credit), asset-based financing arrangements that we have established in certain Latin American markets and the issuance of our 11 3/4% Senior Notes.

Our working capital at December 31, 2008 decreased by $25.9 million, or 25.5%, to $75.7 million, as compared to $101.6 million at December 31, 2007. The decrease was primarily attributable to the reduction in levels of trade accounts receivable, inventories and accounts payable. The decrease was also driven by lower trade accounts receivable days resulting from stricter controls over credit and increased emphasis on collections. Our cash and cash equivalents at December 31, 2008 amounted to $22.3 million, as compared to $29.4 million at December 31, 2007. This decrease was primarily attributable to the reduction in accounts payable, as management took special efforts to maintain its good credit standing with key suppliers, and the redemption of our 11 3/4% Senior Notes for early cancellation in satisfaction of our mandatory sinking fund requirement and other 11 3/4% Senior Notes repurchases, partially offset by the increase in our lines of credit borrowings. The Company does not believe the decline in working capital will affect the Company’s ability to fund its working capital and capital expenditure requirements for the foreseeable future.

Changes in Financial Condition

The following table summarizes our cash flows for the periods presented:

	For the Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Cash flows provided by operating activities	$8,343	$6,534	$108
Cash flows used in investing activities	(6,646)	(6,201)	(4,847)
Cash flows (used in) provided by financing activities	(6,684)	8,517	12,611
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,068)	(25)	(293)

Net (decrease) increase in cash and cash equivalents	$(7,055)	$8,825	$7,579

Cash flows from operating activities. Our cash flows from operating activities resulted in a generation of $8.3 million for the year ended December 31, 2008, as compared to a generation of $6.5 million for year ended December 31, 2007. This generation was driven by a decrease in trade accounts receivable and inventories as a result of management’s actions to reduce inventory levels and collect trade accounts receivables. The increase in our cash provided by operating activities was primarily driven by an improvement in our trade accounts receivable and inventory days.

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

Cash flows from investing activities. Our cash flows from investing activities resulted in a requirement of $6.6 million for the year ended December 31, 2008, as compared to a requirement of $6.2 million for the year ended December 31, 2007. This increase was primarily driven by capital expenditures associated with the new facilities in Costa Rica and Peru.

Our cash flows from investing activities resulted in a requirement of $6.2 million for the year ended December 31, 2007, as compared to a requirement of $4.8 million for the year ended December 31, 2006. This increase was primarily driven by capital expenditures associated with the opening of our new headquarters facility in Miami and a new warehouse facility in Lima, Peru.

Cash flows from financing activities. Our cash flows from financing activities resulted in a requirement of $6.7 million for the year ended December 31, 2008, as compared to a generation of $8.5 million for the year ended December 31, 2007. This decrease was driven by higher borrowings against SBA’s revolving credit facility due to the prepayment of our long-term debt in satisfaction of our $5.0 million August 15, 2009 sinking fund requirement and other 11 3/4% Senior Notes repurchases.

Our cash flows from financing activities resulted in a generation of $8.5 million for the year ended December 31, 2007, as compared to a generation of $12.6 million for the year ended December 31, 2006. This decrease was driven by lower net borrowings against SBA’s revolving credit facility, payments of our long-term debt and receipt of shareholders’ payments related to the indemnity settlement agreement in connection with the Uruguay tax audit.

Working Capital Management

The successful management of our working capital needs is a key driver of our growth and cash flow generation. The following table sets forth certain information about the largest components of our working capital: our trade accounts receivable, inventories and accounts payable:

	As of December 31,
	2008	2007	2006
	(Dollars in thousands)
Balance sheet data:
Trade accounts receivable, net	$91,085	$116,744	$89,290
Inventories	90,858	116,961	94,410
Accounts payable	108,754	141,911	95,972

	(Data in days)
Other data:
Trade accounts receivable days (1)	31.0	41.0	36.6
Inventory days (2)	34.2	45.5	43.2
Accounts payable days (3)	(40.9)	(55.3)	(43.9)

Cash conversion cycle days (4)	24.3	31.2	35.9

(1)	Trade accounts receivable days is defined as our consolidated trade accounts receivable (net of allowance for doubtful accounts) as of the last day of the year divided by our consolidated revenue for such period times 365 days. Our consolidated trade accounts receivable for our In-country Operations include value added tax at a rate of between 5% and 27% (depending on the country). The exclusion of such value added tax would result in lower trade accounts receivable days.
(2)	Inventory days is defined as our consolidated inventory as of the last day of the year divided by our consolidated cost of goods sold for such period times 365 days.
(3)	Accounts payable days is defined as our consolidated accounts payable as of the last day of the year divided by our consolidated cost of goods sold for such period times 365 days.
(4)	Cash conversion cycle is defined as our trade accounts receivable days plus inventory days less accounts payable days.

Cash conversion cycle days. One measurement we use to monitor working capital is the concept of cash conversion cycle, which measures the number of days we take to convert trade accounts receivable and inventory, net of accounts payable, into cash. Our cash conversion cycle improved to 24.3 days as of December 31, 2008 from 31.2 days as of December 31, 2007. This improvement was primarily driven by the significant reduction in trade accounts receivable and inventory days, partially offset by a decrease in accounts payable days. Trade accounts receivable days decreased to 31.0 days as of December 31, 2008, from 41.0 days as of December 31, 2007, due primarily to improved collections in Miami’s export business. Inventory days decreased to 34.2 days as of December 31, 2008, from 45.5 days as of December 31, 2007, due to lower levels of inventory and inventory-in-transit as a result of our improved inventory management efforts. Accounts payable days decreased to 40.9 days as of December 31, 2008, from 55.3 days as of December 31, 2007, as management took special care to remain current on trade accounts payable with key suppliers.

Our cash conversion cycle improved to 31.2 days as of December 31, 2007, from 35.9 days as of December 31, 2006. This improvement was primarily driven by the reduction in inventory days and the increase in the accounts payable days, partially offset by an increase in trade accounts receivable days. Trade accounts receivable days increased due to the increased volume of business with retail clients that demand 60-90 day credit terms. Inventory days increased as a result of the growth in sea container shipments from certain vendors located in Asia.

Trade accounts receivable. We principally sell products to a large base of third-party distributors, resellers and retailers throughout Latin America and the Caribbean and to other Miami-based exporters of IT products to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No one customer accounted for more than 2.0% of sales as of December 31, 2008 and 2007. We provide trade credit to our customers in the normal course of business. The collection of a substantial portion of our receivables is susceptible to changes in Latin America and Caribbean economies and political climates. We monitor our exposure for credit losses and maintain allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting our industry. The financial condition of our customers and the related allowance for doubtful accounts is continually reviewed by management.

We believe the global economic downturn and the associated credit crisis has had a negative impact on us and our creditors. The global recession has adversely affected our vendors’ and customers’ ability to obtain financing for operations. The current tightening of credit in financial markets has affected our suppliers, who have already tightened trade credit, and, in turn, we have tightened trade credit to our customers.

Prior to extending credit to a customer, we analyze the customer’s financial history and obtain personal guarantees, where appropriate. Our Miami Operations and In-country Operations in Chile use credit insurance and make provisions for estimated credit losses. Our other In-country Operations make provisions for estimated credit losses but generally do not use credit insurance. Our Miami Operations has a credit insurance policy covering trade sales to non-affiliated buyers with Euler Hermes ACI. The policy’s aggregate limit is $20.0 million with an aggregate deductible of $0.3 million with expiration dated July 31, 2009. In addition, 10% or 20% buyer coinsurance provisions and sub-limits in coverage on a per-buyer and per-country basis apply.

Our large customer base and our credit policies allow us to limit and diversify our exposure to credit risk on our trade accounts receivable.

Inventory. We seek to minimize our inventory levels and inventory obsolescence rates through frequent product shipments, close and ongoing monitoring of inventory levels and customer demand patterns, optimal use of carriers and shippers and the negotiation of clauses in some vendor supply agreements protecting against loss of value of inventory in certain circumstances. The Miami distribution center ships products to each of our In-country Operations approximately twice per week by air and once per week by sea. These frequent shipments result in efficient inventory management and increased inventory turnover. We do not have long-term contracts with logistics providers, except in Mexico and Chile. Where we do not have long-term contracts, we seek to obtain the best rates and fastest delivery times on a shipment-by-shipment basis. Our Miami Operations also coordinates direct shipments to third-party customers and each of our In-country Operations from vendors in Asia.

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

Capital Expenditures and Investments

Capital expenditures decreased to $6.1 million for the year ended December 31, 2008, as compared to $6.8 million for the year ended December 31, 2007. The decrease was primarily driven by absence of capital expenditures related to the opening of our headquarters facility in Miami, Florida and the purchase of additional warehouse space in Chile in 2007, partially offset by capital expenditures associated with the new facilities in Costa Rica and Peru.

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

Our future capital requirements will depend on many factors, including the timing and amount of our revenues and our investment decisions, which will affect our ability to generate additional cash. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for the foreseeable future. Thereafter, if cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may seek additional funding through bank borrowings or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all. The current global economic downturn and the tightening of the credit markets further heightens the risk that we may not be able to borrow additional funds under our existing credit facilities if participating banks become insolvent or their liquidity is impaired or that our ability to obtain alternative sources of financing will be limited. We anticipate that capital expenditures will be approximately $3.0 million per year over the next few years as we have no further facility expansion needs and have completed a substantial portion of our ERP system implementation and integration.

Capital Resources

We currently believe that our cash on hand, anticipated cash provided by operations, available and anticipated trade credit and borrowings under our existing credit facility and lines of credit, will provide sufficient resources to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next 12 months. If our results of operations are not as favorable as we anticipate (including as a result of increased competition), our funding requirements are greater than we expect (including as a result of growth in our business), or our liquidity sources are not at anticipated levels (including levels of available trade credit), our resources may not be sufficient and we may have to raise additional financing or capital to support our business. In addition, we may not be able to accurately predict future operating results or changes in our industry that may change these needs. We continually assess our capital needs and may seek additional financing as needed to fund working capital requirements, capital expenditures and potential acquisitions. We cannot assure you that we will be able to generate anticipated levels of cash from operations or to obtain additional debt or equity financing in a timely manner, if at all, or on terms that are acceptable to us. Our inability to generate sufficient cash or obtain financing could hurt our results of operations and financial condition and prevent us from growing our business as anticipated.

The Company has lines of credit, short-term overdraft and credit facilities with various financial institutions in the country in which the Company’s individual business resides. Many of our In-country Operations also have limited credit facilities. These credit facilities fall into three categories: asset-based financing facilities, letter of credit and performance bond facilities, and unsecured revolving credit facilities and lines of credit. As of December 31, 2008 and 2007, the total amounts available under the facilities was $14.4 million and $10.0 million, respectively, and the total amounts outstanding under these facilities were $31.0 million and $26.4 million, respectively. As of December 31, 2008 and 2007, the outstanding balances of our Miami credit facility were $23.6 million and $20.5 million, respectively, and the outstanding balances of our in-country credit facilities were $7.4 million and $5.9 million, respectively. The growth in the outstanding balance is primarily attributed to the increased borrowings by our subsidiaries to meet increased local working capital requirements, mainly related to operations in Peru, Guatemala and Colombia.

On August 25, 2005, the Company consummated a $120.0 million high yield notes offering in aggregate principal amount of 11 3/4% Second Priority Senior Secured Notes (the “11 3/4% Senior Notes”). The 11 3/4% Senior Notes were sold at 99.057 of face value and carry a coupon rate of 11 3/4% and are a second priority senior secured obligation of the Company due January 15, 2011. The proceeds of the offering were used to repay existing indebtedness, pay a dividend to shareholders, and pay fees and expenses associated with the debt offering with the remaining balance to be used for general corporate purposes. The 11 3/4% Senior Notes are secured on a second priority basis with 100.0% of the common shares of Intcomex Holdings, LLC and Intcomex Holdings SPC-1, LLC, and 65.0% of the shares of IXLA Holdings, LTD plus a second priority lien on the assets of SBA.

Concurrent with the high yield debt offering, SBA entered into a revolving credit facility with Comerica Bank. As of December 31, 2008, SBA has $30.0 million available under its revolving credit facility with Comerica Bank, including $1.4 million of letter of credit commitments, and a capital expenditures limit of $1.0 million. Borrowings against the facility bear interest at the Eurodollar rate plus 3.5% and are secured on a first priority basis with all the assets of SBA. Interest is due monthly and the facility has a maturity date of January 1, 2010. Amounts borrowed under the facility may be repaid and re-borrowed at any time during the term of the agreement. Borrowing capacity is established monthly based on certain parameters established under the agreement. Advances under the facility are provided based on 85.0% of eligible domestic accounts receivable and 67.5% of eligible foreign accounts receivable plus 60.0% of eligible domestic inventory, less any credit facility reserves. The credit facility contains certain financial and non-financial covenants, including but not limited to, maintenance of a defined minimum level of tangible effective net worth and annual limitations on capital expenditures.

On March 20, 2009, SBA obtained a waiver to its credit agreement from Comerica Bank for its senior debt to tangible effective net worth ratio, minimum tangible effective net worth and net income, as of December 31, 2008. SBA also obtained an amendment to its credit agreement for the definitions of the borrowing base, revolving credit note and the Company’s permitted investments. The amendment allows the Company to issue commercial letters of credit and standby letters of credit, not to exceed $2.0 million at any one time outstanding. Borrowings against the facility bear interest at the daily adjustable LIBOR rate (at no time less than 2.00%) plus the applicable margin of 4.00%. The Company is required to provide accounts payable aging, insurance and borrowing base certificates on a bi-weekly basis. The Company is also required to maintain monthly stated levels of EBITDA and the Company and its Guarantor shall maintain quarterly stated levels of net income, effective March 31, 2009 to December 31, 2009.

On January 13 and 14, 2009, the Company purchased $1.0 million each day of its 11 3/4% Senior Notes in arm’s length transactions, at 40.00 of face value plus accrued interest. On February 11 and 23, 2009, the Company purchased $1.5 million and $1.6 million, respectively, of its 11 3/4% Senior Notes in arm’s length transactions, at 36.00 of face value plus accrued interest.

On November 13, 2008, SBA obtained a waiver to its credit agreement with Comerica Bank for the minimum tangible effective net worth and senior debt to tangible effective net worth ratio, as a result of SBA’s default of its minimum tangible effective net worth and senior debt to tangible effective net worth ratio as of September 30, 2008. SBA also obtained an amendment to its credit agreement increasing the inventory borrowing base cap from $12.5 million to $14.0 million, amending the borrowing rate to the Eurodollar rate plus 3.5% and the maturity date to January 1, 2010, and requiring increased financial reporting disclosures made to Comerica Bank, on a continual basis.

On November 11, 2008, the Company purchased $5.0 million of its 11 3/4% Senior Notes in an arm’s length transaction, at 49.00 of face value plus accrued interest, in advance of its mandatory August 15, 2009 sinking fund redemption requirement. On December 19, 2008, the Company purchased $1.0 million of its 11 3/4% Senior Notes in an arm’s length transaction, at 37.00 of face value plus accrued interest. As of December 31, 2008 and December 31, 2007, $103.7 million and $114.5 million, respectively, of the 11 3/4% Senior Notes remained outstanding.

On August 14, 2008, SBA obtained a waiver to its credit agreement with Comerica Bank for the minimum tangible effective net worth and senior debt to tangible effective net worth ratio, as a result of SBA’s default of its minimum tangible effective net worth and senior debt to tangible effective net worth ratio as of June 30, 2008. SBA is required to maintain a minimum tangible effective net worth of $25.0 million and a senior debt to tangible effective net worth ratio of not more than 6.0 to 1.0.

On May 14, 2008, SBA obtained a waiver to its credit agreement with Comerica Bank for the minimum tangible effective net worth and the senior debt to tangible effective net worth ratio as of March 31, 2008. SBA also obtained an amendment to its credit agreement decreasing the minimum tangible effective net worth of $25.0 million to $20.0 million, effective for the quarters ended September 30, 2008 and March 31, 2009, requiring SBA to maintain a senior debt to tangible effective net worth ratio of not more than 2.5 to 1.0, and requiring SBA to maintain a minimum tangible effective net worth of $25.0 million for the quarters ended June 30, 2008, December 31, 2008, June 30, 2009, and for each quarter end thereafter. The amendment required SBA’s senior debt to tangible effective net worth ratio to be not more than 5.0 to 1.0, effective as of December 31, 2008, and December 31 of each year thereafter. The amendment increased SBA’s senior debt to tangible effective net worth ratio to not more than 6.0 to 1.0, effective as of June 30, 2008, September 30, 2008, March 31, 2009, and June 30, September 30 and March 31 of each year thereafter. Under the amendment, borrowings against the facility bore interest at the U.S. prime lending rate (5.00% at June 30, 2008) or Eurodollar rate plus 2.4%.

On June 24, 2008, the Company purchased $2.0 million of its 11 3/4% Senior Notes in an arm’s length transaction, at 90.00 of face value plus accrued interest, in connection with its mandatory sinking fund redemption requirement. On April 9, 2008, the Company purchased $1.0 million of its 11 3/4% Senior Notes at 96.25 of face value plus accrued interest and an additional $1.0 million on April 25, 2008, at 96.5 of face value plus accrued interest in arms’ length transactions in connection with its mandatory sinking fund redemption requirement. On March 13, 2008, the Company repurchased $1.0 million of the 11 3/4% Senior Notes in an arm’s length transaction, at 98.25 of face value plus accrued interest.

On March 28, 2008, SBA obtained a waiver to its credit agreement from Comerica Bank for the senior debt to tangible effective net worth ratio as of December 31, 2007. SBA also obtained an amendment to its credit agreement with Comerica Bank for the definition of the tangible effective net worth and to increase the senior debt to tangible effective net worth ratio to not more than 3.5 to 1.0, effective for the quarters ended March 31, 2008 and June 30, 2008, and not more than 3.0 to 1.0 thereafter.

On August 15, 2007, as a result of a privately negotiated arm’s length transaction arranged by the Shaloms, we repurchased $2.2 million of the 11 3/4% Senior Notes held by the Pledging Noteholders, at the same market price as $2.8 million of the 11 3/4% Senior Notes we purchased in the open market at the end of business on the prior day. We delivered to the trustee under the indenture governing the 11 3/4% Senior Notes, all $5.0 million aggregate principal amount of the 11 3/4% Senior Notes purchased on such dates for cancellation in satisfaction of our mandatory sinking fund redemption that we were required to make by August 15, 2007 under the indenture. On December 14, 2006, the Company completed the exchange of 100.0% of the outstanding principal of the 11 3/4% Senior Notes for SEC registered publicly tradable notes that have substantially identical terms and conditions as the initial Notes.

Contractual Obligations

The following table summarizes our contractual obligations and the payments due on such obligations at December 31, 2008:

Contractual Obligations	Payments Due by Period (Dollars in millions)
	Total	Less than 1 Year	1 –3 Years	3 –5 Years	After 5 Years
Debt obligations (1)	$105.9	$0.6	$105.3	$—	$—
Interest on debt obligations (2)	25.0	12.3	12.7	—	—
Operating lease obligations	25.6	4.1	7.1	2.8	11.6

Total	$156.5	$17.0	$125.1	$2.8	$11.6

(1)	Debt obligations include the Company’s short and long term debt principal and the payment of the $1.0 million original issue discount related to the issuance of our 11 3/4% Senior Notes.
(2)	Interest on debt obligations is calculated assuming there is no early prepayment or redemption.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments related to assets, liabilities, contingent assets and liabilities, revenue and expenses. Our estimates are based on our historical experience and a variety of other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making our estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe our estimates, judgments and assumptions are appropriate and reasonable based upon available information, these assessments are subject to various other factors. Actual results may differ from these estimates under different assumptions and conditions.

We believe the following critical accounting policies are affected by our significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and delivery has occurred. Delivery to customers has occurred at the point of shipment, provided that title and risk of loss have transferred and no significant obligations remain. We allow our customers to return defective products for exchange or credit within 30 days of delivery based on the warranty of the OEM. An exception is infrequently made for long-standing customers with current accounts, on a case-by-case basis and upon approval by management. A return is recorded in the period of the return because, based on past experience, these returns are infrequent and immaterial.

Shipping and handling costs billed to customers are included in revenue and related expenses are included in the cost of revenue.

In accordance with Emerging Issues Task Force Issue (“EITF”) Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), the Company’s revenues are reported net of any sales, gross receipts or value added taxes.

The Company extends a warranty for products to customers with the same terms as the OEM’s warranty to the Company. All product-related warranty costs incurred by the Company are reimbursed by the OEMs.

Accounts Receivable. We provide allowances for doubtful accounts on our accounts receivable for estimated losses resulting from our customers’ inability to make required payments due to changes in our customers’ financial condition or other unanticipated events, which could result in charges for additional allowances exceeding our expectations. These estimates require judgment and are influenced by factors including, but not limited to the following: the large number of customers and their dispersion across wide geographic areas; the fact that no single customer accounted for 2.0% or more of our revenue; the continual credit evaluation of our customers’ financial condition; the aging of our customers’ receivables, individually and in the aggregate; the value and adequacy of credit insurance coverage; the value and adequacy of collateral received from our customers (in certain circumstances); our historical loss experience; and, increases in credit risk due to an economic downturn resulting in our customers’ ability to obtain capital. Uncollectible accounts are written-off against the allowance on an annual basis.

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

Inventories. Our inventory levels are based on our projections of future demand and market conditions. Any unanticipated decline in demand or technological changes could cause us to have excess or obsolete inventories. On an ongoing basis, we review for estimated excess or obsolete inventories and make provisions for our inventories to reflect their estimated net realizable value based upon our forecasts of future demand and market conditions. These forecasts require judgment as to future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory obsolescence provisions may be required. Our estimates are influenced by the following considerations: the availability of protection from loss in value of inventory under certain vendor agreements, the extent of our right to return to vendors a percentage of our purchases, the aging of inventories, variability of demand due to economic downturn and other factors, and the frequency of product improvements and technological changes. Rebates earned on products sold are recognized when the product is shipped to a third party customer and are recorded as a reduction to cost of revenue in accordance with EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.

Goodwill, Identifiable Intangible and Other Long-Lived Assets. Goodwill and identifiable intangible assets are accounted for in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 eliminates the requirement to amortize goodwill and other intangible assets, but requires that goodwill be reviewed at least annually for potential impairment or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our annual impairment review requires extensive use of accounting judgment and financial estimates, including projections about our business, our financial performance and the performance of the market and overall economy. Application of alternative assumptions and definitions could produce significantly different results. Because of the significance of the judgments and estimates used in the processes, it is likely that materially different amounts could result if different assumptions were made or if the underlying circumstances were changed.

Our goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. The amount of an impairment loss is recognized as the amount by which the carrying value of the goodwill exceeds its implied value.

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

Our intangible assets are presented at cost, net of accumulated amortization. Intangible assets are amortized on a straight line basis over their estimated useful lives and assessed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 requires recognition of impairment of long-lived assets if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset for assets to be held and used, or the amount by which the carrying value exceeds the fair value less cost to dispose for assets to be disposed. Fair value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. We test intangible assets for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

In addition, we review other long-lived assets, principally property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the asset’s fair value, we measure and record an impairment loss for the excess. We assess an asset’s fair value by determining the expected future undiscounted cash flows of the asset. There are numerous uncertainties and inherent risks in conducting business, such as general economic conditions, actions of competitors, ability to manage growth, actions of regulatory authorities, pending investigations or litigation, customer demand and risk relating to international operations. Adverse effects from these or other risks may result in adjustments to the carrying value of our other long-lived assets.

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

Income taxes. Income taxes are accounted for under the provisions of SFAS No. 109, which establishes financial accounting and reporting standards for the effects of income taxes resulting from a activities during the current and preceding years. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases as measured by the enacted tax rates which will be in effect when these differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date under the law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized, unless it is more likely than not that such assets will be realized.

We are subject to income and other related taxes in areas in which we operate. When recording income tax expense, certain estimates are required by management due to timing and the impact of future events on when income tax expenses and benefits are recognized by us. We periodically evaluate our net operating losses and other carryforwards to determine whether gross deferred tax assets and related valuation allowances should be adjusted for future realization in our consolidated financial statements.

Tax positions are measured under the provisions of FASB Interpretation No. (“FIN”) 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN 48-1”), an amendment to FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). Under FIN 48-1, highly certain tax positions are determined based upon the likelihood of the positions sustained upon examination by the taxing authorities. The benefit of a tax position is recognized in the financial statements in the period during which management believes it is more likely than not that the position will be sustained.

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

New Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement will be effective 60 days following the SEC’s approval of the Public Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with GAAP. The Company is currently evaluating the effect SFAS No. 162 will have on its consolidated results of operations, cash flows or financial condition.

In April 2008, the FASB issued Financial Staff Position (“FSP”) FASB Statement (“FSP FAS”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS No. 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives, effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of FSP FAS No. 142-3 will have on its consolidated results of operation, cash flows or financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, effective for the Company beginning the first quarter of 2009, requiring retroactive presentation and disclosure of existing minority interests. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is currently evaluating the effect SFAS No. 160 will have on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R supersedes SFAS No. 141, Business Combinations, and establishes principles and requirements as to how an acquiring entity in a business combination recognizes and measures the identifiable assets and goodwill acquired, liabilities assumed, any controlling interest or gain from a bargain purchase in its financial statements, effective for the Company beginning the first quarter of 2009. SFAS No. 141R requires the acquirer to record contingent consideration at the estimated fair value at the time of purchase and establishes principles for treating subsequent changes in such estimates which could affect earnings in those periods. SFAS No. 141R calls for additional disclosure to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is to be applied prospectively to business combinations. The Company does not anticipate SFAS No. 141R will have a material impact on its consolidated results of operations and financial condition.

Recently Adopted Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Under SFAS No. 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective beginning January 1, 2009. SFAS No. 161 encourages comparative disclosures for earlier periods at initial adoption. The Company has included the effect of SFAS No. 161 in its consolidated financial statements.

In May 2007, the FASB published FSP No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN 48-1”). FIN 48-1 is an amendment to FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48-1 clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits effective upon the initial adoption of FIN 48. This interpretation requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. The Company adopted FIN 48 effective January 1, 2007, reviewed its tax positions taken in accordance with FIN 48 and assessed the effect of FIN 48 on the consolidated results of operations and financial condition. The Company did not record any income tax penalties. The Company files tax returns in the U.S., the state of Florida and in various foreign jurisdictions in which the Company conducts business. The Internal Revenue Service (“IRS”) examined the 2004 and 2005 tax returns and concluded with no change to the returns. Tax year 2006 remains open for examination by the IRS. Tax years 2004, 2005 and 2006 remain open for examination by the Florida Department of Revenue.

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP No. 157-1”) and FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”). FSP No. 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope and delays the effective date of SFAS No. 157 until the beginning of the first quarter of 2009 for all non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the provisions of SFAS No. 157 as of January 1, 2008, for financial instruments and items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 did not materially impact the consolidated results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign exchange risk

Our principal market risk relates to foreign exchange rate sensitivity, which is the risk related to fluctuations of local currencies in our in-country markets, as compared to the U.S. dollar. We periodically engage in foreign currency forward contracts when available and when doing so is not cost prohibitive. In periods when we do not engage in these contracts, foreign currency fluctuations may adversely affect our results of operations, including our gross and operating margins.

A significant portion of our revenues from In-country Operations is invoiced in currencies other than the U.S. dollar, even though prices for IT products in our in-country markets are based on U.S. dollar amounts. For the years ended December 31, 2008 and 2007, 43.8% and 41.5%, respectively, of our total revenue was invoiced in currencies other than the U.S. dollar. In addition, a significant majority of our cost of revenue is driven by the pricing of products in U.S. dollars. As a result, our gross profit and gross margins will be affected by fluctuations in foreign currency exchange rates. In addition, a significant amount of our in-country operating expenses are denominated in currencies other than the U.S. dollar. For the years ended December 31, 2008 and 2007, 43.3% and 49.4%, respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. As a result, our operating expenses and operating margins will be affected by fluctuations in foreign currency exchange rates.

In most markets, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, we invoice in local currency. Foreign currency fluctuations in these markets will impact our results of operations, both through foreign currency transactions and through the remeasurement of the financial statements into U.S. dollars. In the case of foreign currency transactions, inventory is initially recorded in the books and records of each of our In-country Operations in the local currency at the exchange rate in effect on the date the inventory is received. When a sale of this inventory is made by our In-country Operations, it is invoiced and recorded in the books and records in the local currency based on the U.S. dollar price converted at the exchange rate in effect on the date of sale. As a result, the appreciation of a local currency in one of these markets between the time that inventory is purchased and the time it is sold will reduce our gross profit in U.S. dollar terms, thereby reducing our gross margins. In these cases, the settlement of the initial payable owed to a vendor (including, in many cases, our Miami Operations) results in a foreign exchange gain, which is included in foreign exchange loss (gain) in our consolidated statements of operations and which effectively offsets, in part, the reduction in gross profit. Conversely, the weakening of a local currency in one of these markets will have the opposite effect from those described above on our gross profit and gross margins.

The U.S. dollar is the functional currency in the preparation of our consolidated financial statements in each of our In-country Operations, except in Mexico where the functional currency is the Mexican Peso. In most of our In-country Operations, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, our books and records are prepared in currencies other than the U.S. dollar. Remeasurement into the U.S. dollar is required for the preparation of our consolidated financial statements and will impact our results of operations. The remeasurement of our operating expenses is performed using an appropriately weighted-average exchange rate for the period. For periods where the local currency has appreciated relative to the U.S. dollar, the remeasurement increases the value of our operating expenses, thereby adversely impacting our operating margins. Conversely, the weakening of a local currency in one of these markets will have the opposite effect from those described above on operating expenses and operating margins. For example, we estimate that a one percent weakening or strengthening of the U.S. dollar against these local currencies would have increased or decreased our selling, general and administrative expenses by approximately $0.3 million, $0.4 million and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. The remeasurement of our monetary assets and liabilities is performed using exchange rates at the balance sheet date, with the changes being recognized in Foreign exchange loss (gain) in our consolidated statements of operations.

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

If there are large and sustained devaluations of local currencies, like those that occurred in Brazil in 2000 and in Argentina in 2001, many of our products can become more expensive in local currencies. This could result in our customers having difficulty paying those invoices and, in turn, result in decreases in revenue. Moreover, such devaluations may adversely impact demand for our products because our customers may be unable to afford them. In these circumstances, we will usually offer a repayment plan for an affected customer, which in our experience has usually resulted in successful collection. In addition, substantially all of our Miami

Operations’ accounts receivable (other than accounts receivable owed by affiliates) are insured by Euler Hermes ACI up to an aggregate limit of $20.0 million with an aggregate deductible of $0.3 million. In addition, 10% or 20% buyer coinsurance provisions apply, as well as sub-limits in coverage on a per-buyer and on a per-country basis.

It is our policy not to enter into foreign currency transactions for speculative purposes.

Interest rate risk

We are also exposed to market risk related to interest rate sensitivity, which is the risk that future changes in interest rates may affect our net income or our net assets. Given that a majority of our debt is a fixed rate obligation, we do not believe that we have a material exposure to interest rate fluctuations. For 2008, assuming our $30.0 million floating rate revolving credit facility with Comerica Bank was fully drawn for the entire year, a 1.0% (100 basis points) increase (or decrease) in the U.S. prime lending rate would result in $300,000 increase (or decrease) in our current expense for the year.

It is our policy not to enter into interest rate transactions for speculative purposes.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(BDO SEIDMAN, LLP)

Board of Directors

Intcomex, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Intcomex, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits. We did not audit the financial statements of one of the foreign subsidiaries in the years ended December 31, 2007 and 2006. These statements reflect total assets of approximately $39 million as of December 31, 2007, and total revenues of approximately $115 million and $104 million for each of the years in the two-year period ended December 31, 2007. Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiary, is based solely on the reports of the other auditor.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditor provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of another auditor, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intcomex, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Miami, Florida	/s/ BDO Seidman, LLP
March 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(PRICEWATERHOUSECOOPERS, S.C.)

Mexico City, March 28, 2008

To the Stockholders and the Board of Directors of

Centel, S.A. de C.V.

We have audited the accompanying balance sheets of Centel, S.A. de C.V. as of December 31, 2007, and the related statements of income, of changes in stockholders’ equity and of cash flows for the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centel, S.A. de C.V. at December 31, 2007, and the results of its operations and its cash flows for the two years ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

PricewaterhouseCoopers, S.C.

/s/ Roberto Vargas Flores
Audit Partner

INTCOMEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2008 AND 2007

(Dollars in thousands, except per share data)

	As of December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents (including restricted cash of $400 at December 31, 2008)	$22,344	$29,399
Trade accounts receivable (net of allowance for doubtful accounts of $5,202 and $4,651 at December 31, 2008 and 2007, respectively)	91,085	116,744
Notes and other receivables	16,535	19,704
Due from related parties	278	1,171
Inventories	90,858	116,961
Prepaid expenses and other	12,277	9,350
Deferred tax assets	2,602	1,902

Total current assets	235,979	295,231
Property and equipment, net	17,678	15,059
Identifiable intangible assets	1,938	3,056
Goodwill	13,548	34,257
Deferred tax assets	10,261	7,542
Other assets	4,664	7,863

Total assets	$284,068	$363,008

Liabilities and Shareholders’ Equity
Liabilities
Current liabilities
Lines of credit	$31,041	$26,366
Current maturities of long-term debt	617	5,624
Accounts payable	108,754	141,911
Income taxes payable	781	909
Deferred tax liabilities	328	414
Due to related parties	49	51
Accrued expenses and other liabilities	18,683	18,327

Total current liabilities	160,253	193,602
Long-term debt, net of current maturities	105,248	111,600
Other long-term liabilities	1,672	1,523
Deferred tax liabilities	2,345	2,182

Total liabilities	269,518	308,907

Commitments and contingencies	—	—

Shareholders’ equity
Common stock, voting $0.01 par value, 140,000 shares authorized, 100,000 issued and outstanding	1	1
Class B common stock, non-voting $0.01 par value, 10,000 shares authorized, 2,182 issued and outstanding	—	—
Additional paid in capital	21,138	20,825
Retained (deficit) earnings	(2,040)	33,278
Accumulated other comprehensive loss	(4,549)	(3)

Total shareholders’ equity	14,550	54,101

Total liabilities and shareholders’ equity	$284,068	$363,008

The accompanying notes are an integral part of the consolidated financial statements.

INTCOMEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007 AND 2006

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
Revenue	$1,071,551	$1,038,368	$889,779

Cost of revenue	970,955	937,286	797,665

Gross profit	100,596	101,082	92,114

Operating expenses
Selling, general and administrative	83,038	69,834	54,794
Goodwill impairment charge	18,777	—	—
Depreciation and amortization	3,908	3,480	2,743

Total operating expenses	105,723	73,314	57,537
Operating (loss) income	(5,127)	27,768	34,577

Other expense (income)
Interest expense	17,431	17,763	16,233
Interest income	(941)	(730)	(876)
Foreign exchange loss (gain)	15,533	(2,401)	1,099
Other expense (income), net	(3,427)	(292)	164

Total other expense	28,596	14,340	16,620
(Loss) income before provision for income taxes	(33,723)	13,428	17,957

Provision for income taxes	1,595	867	4,894

Net (loss) income	$(35,318)	$12,561	$13,063

Net (loss) income per weighted average share of common stock, voting and Class B common stock, non-voting:
Basic	$(345.63)	$122.93	$127.84

Diluted	$(345.63)	$122.93	$127.84

Weighted average number of common shares, voting and Class B common stock, non-voting, used in per share calculation:
Basic	102,182	102,182	102,182

Diluted	102,182	102,182	102,182

The accompanying notes are an integral part of the consolidated financial statements.

INTCOMEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in thousands, except per share data)

	Years Ended December 31, 2008, 2007 and 2006
	Common Stock
	Shares			Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)
	Voting	Class B Non-voting	Par Value				Shareholders’ Equity	Comprehensive Income (Loss)
Balance at December 31, 2005	100,000	2,182	$1	$17,597	$7,654	$315	$25,567
Net income	—	—	—	—	13,063	—	13,063	13,063
Foreign currency translation loss	—	—	—	—	—	(293)	(293)	(293)

Total comprehensive income								$12,770

Balance at December 31, 2006	100,000	2,182	$1	$17,597	$20,717	$22	$38,337
Indemnity settlement agreement payment in connection with Uruguay tax audit	—	—	—	3,029	—	—	3,029
Stock-based compensation expense	—	—	—	199	—	—	199
Net income	—	—	—	—	12,561	—	12,561	12,561
Foreign currency translation loss	—	—	—	—	—	(25)	(25)	(25)

Total comprehensive income								$12,536

Balance at December 31, 2007	100,000	2,182	$1	$20,825	$33,278	$(3)	$54,101
Stock-based compensation expense	—	—	—	313	—	—	313
Net loss	—	—	—	—	(35,318)	—	(35,318)	(35,318)
Foreign currency translation loss	—	—	—	—	—	(4,546)	(4,546)	(4,546)

Total comprehensive loss								$(39,864)

Balance at December 31, 2008	100,000	2,182	$1	$21,138	$(2,040)	$(4,549)	$14,550

The accompanying notes are an integral part of the consolidated financial statements.

INTCOMEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007 AND 2006

(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(35,318)	$12,561	$13,063
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash stock-based compensation expense	313	199	—
Depreciation expense	3,336	2,653	1,755
Amortization expense	2,217	2,548	2,321
Bad debt expense	4,544	2,041	1,265
Inventory obsolescence expense	1,800	1,293	1,417
Impairment charge and other non-cash items	20,824	—	—
Deferred income tax benefit	(3,342)	(6,008)	(1,455)
Loss (gain) on sale of property and equipment	5	42	(2)

Change in operating assets and liabilities:
Decrease (increase) in:
Trade accounts receivables	21,115	(29,495)	(17,485)
Inventories	24,303	(23,844)	(18,789)
Notes and other receivables	3,169	(1,120)	(244)
Due from related parties	893	(380)	99
Prepaid expenses and other	(2,734)	(3,591)	(484)
(Decrease) increase in:
Accounts payable	(33,157)	45,939	15,286
Income taxes payable	(128)	(208)	(1,830)
Due to related parties	(2)	(46)	44
Accrued expenses and other	505	3,950	5,147

Net cash provided by operating activities	8,343	6,534	108

Cash flows from investing activities:
Purchases of property and equipment	(6,125)	(6,757)	(4,824)
Proceeds from disposition of assets	57	31	289
Proceeds from notes and other receivables	(578)	525	(312)

Net cash used in investing activities	(6,646)	(6,201)	(4,847)

Cash flows from financing activities:
Borrowings (payments) under lines of credit, net	4,675	8,713	12,240
Borrowings under long-term debt	36	2,419	371
Payments of long-term debt	(11,395)	(5,644)	—
Payments from shareholders	—	3,029	—

Net cash (used in) provided by financing activities	(6,684)	8,517	12,611
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,068)	(25)	(293)

Net (decrease) increase in cash and cash equivalents	(7,055)	8,825	7,579
Cash and cash equivalents, beginning of period	$29,399	$20,574	$12,995

Cash and cash equivalents, end of period	$22,344	$29,399	$20,574

The accompanying notes are an integral part of the consolidated financial statements.

INTCOMEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007 AND 2006—(Continued)

(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006
Supplemental disclosure of operating cash flow information:
Cash paid for:
Interest	$16,536	$16,089	$13,300
Income taxes	$6,119	$7,819	$7,361

Supplemental disclosure of non-cash operating, investing and financing activities:

Non-cash financing activities:
Property and equipment acquired through financing	$14	$2,261	$356

The accompanying notes are an integral part of the consolidated financial statements.

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 1.  Organization and Basis of Presentation

Nature of Operations

Intcomex, Inc. (“Intcomex”) is a United States (“U.S.”) based value-added international distributor of computer information technology (“IT”) products to Latin America and the Caribbean. Intcomex distributes computer equipment, components, peripherals, software, computer systems, accessories, networking products and digital consumer electronics. Intcomex offers single source purchasing to customers by providing an in-stock selection of products from vendors, including the world’s leading IT product manufacturers.

Organization

The accompanying consolidated financial statements include the accounts of Intcomex and its subsidiaries (collectively referred to herein as the “Company”) including the accounts of Intcomex Holdings, LLC (“Holdings”) (parent company of Software Brokers of America, Inc. (“SBA”), a Florida corporation), IXLA Holdings, Ltd. (“IXLA”)), IFC International, LLC (“IFC”) and Intcomex International Holdings Cooperatief U.A. (“Coop”). IXLA is the Cayman Islands limited time duration holding company of 14 separate subsidiaries located in Central America, South America, and the Caribbean. IFC, a Delaware limited liability company, and Coop, a Netherlands cooperative, are the parent companies of Intcomex Holdings SPC-1, LLC (parent company of Centel, S.A. de C.V. (“Centel”), a dually formed company in the U.S. and Mexico). The consolidated financial statements reflect the Company as the reporting entity for all periods presented.

Principles of Consolidation

The consolidated financial statements include the accounts of Intcomex, Inc. and its subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

As of December 31, 2008, the Company had one wholly-owned subsidiary: Holdings. The Company owns 0.01% of Coop.

Holdings has three wholly owned subsidiaries: SBA, IXLA, and IFC. Holdings owns 99.99% of Coop.

IXLA owns 100.0% of the following subsidiaries in their respective locations in Latin America and the Caribbean:

•	Intcomex Argentina S.R.L., Argentina;

•	Intcomex S.A., Chile:

•	Intcomex Iquique S.A., Chile;

•	Intcomex del Ecuador S.A., Ecuador;

•	Hurricane Systems, S.A., Ecuador;

•	Intcomex Colombia LTDA, Colombia;

•	Intcomex Costa Rica Mayorista en Equipo de Cómputo, S.A., Costa Rica;

•	Intcomex El Salvador, S.A., El Salvador;

•	Intcomex de Guatemala, S.A., Guatemala;

•	Intcomex Jamaica Ltd., Jamaica;

•	Computación Monrenca Panama, S.A., Panama;

•	Intcomex de Las Americas, S.A., Panama;

•	Intcomex Peru, S.A.C., Peru;

•	Compañía de Servicios IMSC, S. de R.L. de C.V., Mexico.

•	T.G.M., S.A., Uruguay;

•	Pontix Trading S.A., Uruguay (inactive)

•	Latin CAS, S.D., El Salvador; and

•	Latin Services, S.A., Guatemala.

Coop and IFC own 99.0% and 1.0%, respectively, of Intcomex Holdings SPC-I, LLC (“SPC-I”).

SPC-I has one wholly owned subsidiary: Centel, S.A. de C.V., located in México.

We operate a sales and distribution center in Miami, Florida, (our “Miami Operations”), 22 sales and distribution centers in 12 countries in Latin America and the Caribbean — Argentina, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Jamaica, Mexico, Panama, Peru and Uruguay and a sales office in Brazil (collectively, our “In-country Operations”).

Fiscal Year

The Company’s fiscal year ends on December 31 and is based on a calendar year.

Use of Accounting Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”). These principles require us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses, cash flows and the related footnote disclosures during the reporting period. On an on-going basis, we review and evaluate our estimates and assumptions, including, but not limited to, those that relate to the realizable value of accounts receivable, inventories, identifiable intangible assets, goodwill, identifiable intangible and other long-lived assets, income taxes and contingencies. Actual results could differ from these estimates.

Foreign Currency Translation and Remeasurement

The U.S. dollar is considered the functional currency in all of the Company’s foreign subsidiary operations, except in Mexico where the functional currency is the Mexican Peso. Non-monetary balance sheet amounts are translated using historical exchange rates. Other balance sheet amounts are translated at the exchange rates in effect at the balance sheet date. Statements of operations amounts, excluding those items of income and expense that relate to non-monetary balance sheet amounts, are translated at the average exchange rate for the month. Remeasurement adjustments are included in the determination of net (loss) income under the caption “Foreign exchange loss (gain).” These amounts include the effect of foreign currency remeasurement, realized foreign currency transaction gains and losses and changes in the value of foreign currency denominated accounts receivable and accounts payable. In the accompanying consolidated statements of operations, a foreign exchange loss (gain) of $15,533, $(2,401) and $1,099 were included for the years ended December 31, 2008, 2007 and 2006, respectively.

Translation adjustments related to our Mexican subsidiary are recorded in accumulated other comprehensive (loss) income under shareholders’ equity in our consolidated balance sheets and in our consolidated statement of changes in shareholders’ equity. In the accompanying consolidated statements of changes in shareholders’ equity, foreign currency translation adjustments of $(4,546), $(25) and $(293) were included for the years ended December 31, 2008, 2007 and 2006, respectively.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The majority of the Company’s cash and cash equivalents is cash in banks.

Revenue Recognition

Revenue is recognized when there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and delivery has occurred. Delivery to customers has occurred at the point of shipment, provided that title and risk of loss have transferred and no significant obligations remain. We allow our customers to return defective products for exchange or credit within 30 days of delivery based on the warranty of the original equipment manufacturer (“OEM”). An exception is infrequently made for long-standing customers with current accounts, on a case-by-case basis and upon approval by management. A return is recorded in the period of the return because, based on past experience, these returns are infrequent and immaterial.

Shipping and handling costs billed to customers are included in revenue and related costs are included in the cost of revenue.

In accordance with Emerging Issues Task Force Issue (“EITF”) Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), the Company’s revenues are reported net of any sales, gross receipts or value added taxes.

The Company extends a warranty for products to customers with the same terms as the OEM’s warranty to the Company. All product-related warranty costs incurred by the Company are reimbursed by the OEMs.

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

Inventories

Inventories consist entirely of finished goods and are stated at the lower of cost or market. Cost is determined primarily on the first-in, first-out (“FIFO”) method. Due to the availability of “price protection” guarantees offered by many of our vendors on a significant portion of inventory, some of the Company’s In-country Operations use the average cost method, that approximates FIFO. The Company operates in an industry characterized by the continual introduction of new products, rapid technological advances and product obsolescence. The Company continuously evaluates the salability of its inventories and utilizes incentive sales programs for slow moving items.

Rebates earned on products sold are recognized when the product is shipped to a third party customer and is recorded as a reduction to cost of revenue in accordance with EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.

Deferred Loan Costs

Deferred loan costs are amortized over the life of the applicable indebtedness using the straight-line method which approximates the effective interest method. Deferred loan costs, net of accumulated amortization, amounted to $2,586 and $4,231 at December 31, 2008 and 2007, respectively, and are included in Other assets in the accompanying balance sheets.

Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated economic lives of the assets. Depreciation is computed using the straight-line and accelerated methods based on the estimated economic lives of the related assets as follows:

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

Goodwill and Identifiable Intangible and Other Long-Lived Assets.

Goodwill and identifiable intangible assets are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 eliminates the requirement to amortize goodwill and other intangible assets, but requires that goodwill be reviewed at least annually for potential impairment or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our annual impairment review requires extensive use of accounting judgment and financial estimates, including projections about our business, our financial performance and the performance of the market and overall economy. Application of alternative assumptions and definitions could produce significantly different results. Because of the significance of the judgments and estimates used in the processes, it is likely that materially different amounts could result if different assumptions were made or if the underlying circumstances were changed.

Our goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. The amount of an impairment loss is recognized as the amount by which the carrying value of the goodwill exceeds its implied value. In accordance with SFAS No. 142, we performed the goodwill impairment test using a two step process. The first step is performed determine if there is a potential impairment by comparing the carrying value to the fair value of the reporting unit. The Company utilized the income approach which focuses on the reporting unit’s ability to produce income and the estimated consideration which we would receive in the event of a sale of a reporting unit. Consideration is given to our discounted projected future cash flows. If the fair value exceeds the carrying value of the goodwill, no goodwill impairment charge is recorded. However, if the carrying value exceeds the fair value of the goodwill, we utilize the second step of the goodwill impairment testing.

The second step is to determine the magnitude of goodwill impairment if the implied fair value of the reporting unit is compared to the carrying value of the reporting unit. The approach focuses on identifying and determining the fair value of the Company’s assets, liabilities and goodwill based upon the residual of the hypothetical purchase consideration determined in step one, over the fair value of the subject assets. If the carrying value exceeds the implied fair value of the goodwill, a goodwill impairment charge is recorded as an operating expense in the amount of the excess. Based on this assessment, the Company determined impairment in goodwill as of December 31, 2008, and recorded a charge in the amount of $18,777. We recorded goodwill impairment charge of $11,531 related to our Miami Operations and $7,246 related to our In-country Operations, particularly $4,086 in Mexico, $1,294 in Guatemala, $1,157 in Jamaica, $471 in El Salvador and $238 in Argentina. There were no changes in the carrying amount of the goodwill as of December 31, 2007. There was no goodwill impairment charge for the years ended December 31, 2007 and 2006.

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

Our intangible assets are presented at cost, net of accumulated amortization. Intangible assets have definite lives and are amortized on a straight line basis over their estimated useful lives and assessed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 requires recognition of impairment of long-lived assets if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset for assets to be held and used, or the amount by which the carrying value exceeds the fair value less cost to dispose for assets to be disposed. Fair value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. We test intangible assets for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

In addition, we review other long-lived assets, principally property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the asset’s fair value, we measure and record an impairment loss for the excess. We assess an asset’s fair value by determining the expected future undiscounted cash flows of the asset. There are numerous uncertainties and inherent risks in conducting business, such as general economic conditions, actions of competitors, ability to manage growth, actions of regulatory authorities, pending investigations or litigation, customer demand and risk relating to international operations. Adverse effects from these or other risks may result in adjustments to the carrying value of our other long-lived assets.

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

Income Taxes

Income taxes are accounted for under the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), which establishes financial accounting and reporting standards for the effects of income taxes resulting from a activities during the current and preceding years. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases as measured by the enacted tax rates which will be in effect when these differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date under the law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized, unless it is more likely than not that such assets will be realized.

We are subject to income and other related taxes in areas in which we operate. When recording income tax expense, certain estimates are required by management due to timing and the impact of future events on when income tax expenses and benefits are recognized by us. We periodically evaluate our tax operating loss and other carryforwards to determine whether a gross deferred tax asset, as well as a related valuation allowance, should be recognized in our financial statements. We assess temporary differences that may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We assess the likelihood that our deferred tax assets, including temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we are required to provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for tax liabilities involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities.

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

Fair Value of Financial Instruments

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 requires that assets and liabilities be classified and disclosed in one of the following three categories:

Level 1—Quoted market prices for identical assets or liabilities in active markets or observable inputs;

Level 2—Significant other observable inputs that can be corroborated by observable market data; and

Level 3—Significant unobservable inputs that cannot be corroborated by observable market data.

The carrying amounts of cash and cash equivalents, trade accounts receivable, notes and other receivables, accounts payable, accrued expenses and other payables approximate the fair value because of the short-term nature of these items. The carrying amounts of outstanding short-term debt approximate fair value because interest rates over the term of these financial instruments approximate current market interest rates available to the Company. The current market price of outstanding long-term debt approximates fair value because the Company’s 11 3/4% Senior Notes are freely traded in the open market. As of March 26, 2009, our notes traded at 33.00 of face value, a substantial discount to their face amount.

The amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices approximates the fair value of derivative financial instruments. The Company’s foreign currency forward contract with a notional amount of $11,800 had a fair value of $(31) as of December 31, 2008.

There were no changes to our valuation methodology for assets and liabilities measured at fair value during the year ended December 31, 2008, from our initial adoption of SFAS No. 157 on January 1, 2008. There are no assets or liabilities measured at fair value on a recurring basis using significant observable or unobservable inputs as defined in SFAS No. 157, as of December 31, 2008. The Company will measure material non-financial assets and liabilities for which to consider for assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2009.

Computation of Net (Loss) Income per Share

The Company reports both basic and diluted net (loss) income per share. Basic net (loss) income per share excludes dilution and is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily reflect the potential dilution that could occur if stock options and other commitments to issue common stock were exercised using the treasury stock method.

SFAS No. 128, Earnings per Share requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted net income per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid in capital when the award becomes deductible are assumed to be used to repurchase shares.

The Company has two classes of common stock: voting and Class B, non-voting (collectively herein referred to as the “Common Stock”). Common stock, voting and Class B common stock, non-voting have substantially identical rights with respect to any dividends or distributions of cash or property declared on shares of common stock and rank equally as to the right to receive proceeds on liquidation or dissolution of the Company after the payment of the Company’s indebtedness. The Company uses the two-class method for calculating net (loss) income per share. Basic net (loss) income per share and diluted net (loss) income per share of Common Stock are the same.

The following table sets forth the computation of basic and diluted net (loss) income per weighted average share of Common Stock:

	For the Years Ended December 31,
	2008	2007	2006
Numerator for basic and diluted net (loss) income per share of Common Stock:
Net (loss) income	$(35,318)	$12,561	$13,063

Denominator:
Denominator for basic net (loss) income per share of Common Stock – weighted average shares	102,182	102,182	102,182

Effect of dilutive securities:
Stock options and unvested restricted stock(1)	—	—	—

Denominator for diluted net (loss) income per common share, voting and Class B common share, non-voting—adjusted weighted average shares	102,182	102,182	102,182

Net (loss) income per share of Common Stock:
Basic	$(345.63)	$122.93	$127.84

Diluted	$(345.63)	$122.93	$127.84

(1)

The stock options were antidilutive during the years ended December 31, 2008 and 2007, as the fair value was below the exercise price. There were no stock options outstanding as of December 31, 2006. The shares of restricted common stock, non-voting were antidilutive during the year ended December 31, 2008. There were no shares of restricted common stock, non-voting outstanding during the years ended December 31, 2007 and 2006.

Comprehensive (Loss) Income

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

	For the Years Ended December 31,
	2008	2007	2006
Comprehensive income
Net (loss) income	$(35,318)	$12,561	$13,063
Foreign currency translation adjustments	(4,546)	(25)	(293)

Total comprehensive (loss) income	$(39,864)	$12,536	$12,770

Total comprehensive (loss) income was driven primarily by operating losses and foreign currency translation adjustments related to our operations in Mexico of $(4,546), (25) and (293), for the years ended December 31, 2008, 2007 and 2006, respectively. Accumulated other comprehensive loss, consisting of cumulative foreign currency losses, included in shareholders’ equity totaled $(4,549) and $(3) and $22, as of December 31, 2008, 2007 and 2006, respectively.

Write-Off of Initial Public Offering Expenses

In 2008, the Company wrote off the costs related to its pending initial public offering (“IPO”). The expense amounted to $2,037 and was recorded in the consolidated statement of operations as an increase to the Company’s operating expenses. These pre-IPO expenses are one-time charges that are not indicative of operations in the normal course of business, as they relate to a one-time specific transaction to take the Company public that would normally be netted against IPO proceeds.

Restructuring Activities

The provision for restructuring relates to the estimated costs of reorganizations including the costs of closure or discontinuance of lines of activities. SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) requires that a liability be recognized for those costs only when the liability is incurred. SFAS No. 146 establishes fair value as the objective for initial measurement of the liability. Liabilities related to one-time employee termination benefits are recognized ratably over the future service period if those employees are required to render services to the Company, if that period exceeds 60 days or a longer legal notification period. Employee termination benefits covered by a contract or under an ongoing benefit arrangement continue to be accounted for under SFAS No. 112, “Employer’s Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43, and are recognized when it is probable that the employees will be entities to the benefits and the amounts can be reasonably estimated.

In 2008, management implemented restructuring and rebalancing actions designed to improve the Company’s efficiencies and profitability, strengthen its operations and reduce its costs in several of its In-country Operations in which the Company conducts business. The restructuring includes involuntary workforce reductions and employee benefits and other costs incurred in connection with vacating leased facilities. The total charges of approximately $1,535 were incurred in the fourth quarter of 2008 and recorded in the Company’s statement of operations as an increase to the Company’s operating expenses for the year ended December 31, 2008. There were no restructuring charges incurred by the Company during the years ended December 31, 2007 and 2006.

New Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. This statement will be effective 60 days following the U.S. Securities Exchange Commission (“SEC”)’s approval of the Public Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with GAAP. The Company is currently evaluating the effect SFAS No. 162 will have on its consolidated results of operations, cash flows or financial condition.

In April 2008, the FASB issued Financial Staff Position (“FSP”) FASB Statement (“FSP FAS”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives, effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of FSP FAS 142-3 will have on its consolidated results of operation, cash flows or financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, effective for the Company beginning the first quarter of 2009, requiring retroactive presentation and disclosure of existing minority interests. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is currently evaluating the effect SFAS No. 160 will have on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R supersedes SFAS No. 141, Business Combinations, and establishes principles and requirements as to how an acquiring entity in a business combination recognizes and measures the identifiable assets and goodwill acquired, liabilities assumed, any controlling interest or gain from a bargain purchase in its financial statements, effective for the Company beginning the first quarter of 2009. SFAS No. 141R requires the acquirer to record contingent consideration at the estimated fair value at the time of purchase and establishes principles for treating subsequent changes in such estimates which could affect earnings in those periods. SFAS No. 141R calls for additional disclosure to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is to be applied prospectively to business combinations. The Company does not anticipate SFAS No. 141R will have a material impact on its consolidated results of operations and financial condition.

Recently Adopted Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Under SFAS No. 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective beginning January 1, 2009. SFAS No. 161 encourages comparative disclosures for earlier periods at initial adoption. The Company has included the effect of SFAS No. 161 in its consolidated financial statements.

In May 2007, the FASB published FSP No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN 48-1”). FIN 48-1 is an amendment to FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48-1 clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits effective upon the initial adoption of FIN 48. This interpretation requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. The Company adopted FIN 48 effective January 1, 2007, reviewed its tax positions taken in accordance with FIN 48 and assessed the effect of FIN 48 on the consolidated results of operations and financial condition. The Company did not record any income tax penalties. The Company files tax returns in the U.S., the state of Florida and in various foreign jurisdictions in which the Company conducts business. The Internal Revenue Service (“IRS”) examined the Company’s 2004 and 2005 income tax returns and concluded that no changes should be made to the returns. The 2006 and 2007 income tax returns remain open for examination by the IRS. The 2004-2007 tax returns remain open for examination by the Florida Department of Revenue.

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope and delays the effective date of SFAS No. 157 until the beginning of the first quarter of 2009 for all non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the provisions of SFAS No. 157 as of January 1, 2008, for financial instruments and items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 did not materially impact the consolidated results of operations and financial condition.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

Note 2. Business Acquisition

On June 23, 2005, the Company acquired a 100.0% interest in Centel, a distributor of IT products and peripherals located in Mexico. In connection with the acquisition, the Company acquired $5,440 in identifiable intangible assets of Centel, including $3,630 for acquired customer relationships with a 10 year useful life, $1,080 for tradenames with a 3.5 year weighted average useful life and $730 for non-compete agreements with a three year useful life. Centel is included as a wholly-owned subsidiary in the Company’s consolidated financial statements and its results of operations in the consolidated statements of operations. For the years ended December 31, 2008, 2007 and 2006, the Company recorded amortization expense related to the intangible assets of $572, $827 and $988, respectively.

Note 3. Business and Credit Concentrations

The Company principally sells products to a large base of resellers throughout Latin America and to agents in the U.S. for export to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No one customer accounts for more than 2.0% of sales for the years ended December 31, 2008 and 2007. The Company provides trade credit to its customers in the normal course of business. The collection of a substantial portion of the Company’s receivables is susceptible to changes in Latin American economies and political climates. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting the industry. The financial condition of its customers and the related allowance for doubtful accounts is continually reviewed by management.

Prior to extending credit, a customer’s financial history is analyzed and, if appropriate, forms of personal guarantees are obtained. SBA uses credit insurance and makes provisions for estimated credit losses. The insurance contract is with Euler Hermes American Credit Indemnity Company. The current policy expires July 31, 2009. This credit insurance policy covers trade sales to non-affiliated buyers. The policy’s aggregate limit is $20,000 with a total deductible of $300. In addition, 10.0% to 20.0% buyer coinsurance provisions apply, as well as sub-limits in coverage on a per-buyer and on a per-country basis.

In some countries there are risks of continuing periodic devaluations of local currencies. In these countries, no hedging mechanism exists. The Company’s risks in these countries are that such devaluations could cause economic loss and negatively impact future sales since its product costs would increase in local terms after such devaluations.

The Company purchases products from various suppliers located in the U.S. and the Far East. Products purchased from our top two vendors accounted for 17.4% and 7.8%, 16.7% and 10.1%, and 14.8% and 11.3% of our total revenue for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following for the periods presented:

	As of December 31,
	2008	2007
Property and equipment, net
Land	$735	$405
Building and leasehold improvements	8,039	7,147
Office furniture, vehicles and equipment	10,672	8,911
Warehouse equipment	2,445	2,487
Software	7,104	4,937

Total property and equipment	28,995	23,887
Less accumulated depreciation	(11,317)	(8,828)

Total property and equipment, net	$17,678	$15,059

Property and equipment, net included approximately $3,528 and $2,909 of capitalized leases at December 31, 2008 and 2007, respectively. There was no interest expense capitalized to property and equipment during the years ended December 31, 2008, 2007 and 2006.

Note 5. Identifiable Intangible Assets, Net and Goodwill

Identifiable Intangible Assets, Net

Identifiable intangible assets, net consisted of the following for the periods presented:

As of December 31, 2008	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships	$3,630	$(1,299)	$(512)	$1,819	10.0
Tradenames	1,080	(927)	(34)	119	3.5
Non-compete agreements	730	(730)	—	—	3.0
Patents – T.G.M. S.A.	5	(5)	—	—

Total identifiable intangible assets, net	$5,445	$(2,961)	$(546)	$1,938

As of December 31, 2007	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships	$3,630	$(938)	$—	$2,692	10.0
Tradenames	1,080	(820)	—	260	3.5
Non-compete agreements	730	(628)	—	102	3.0
Patents – T.G.M. S.A.	5	(3)	—	2

Total identifiable intangible assets, net	$5,445	$(2,389)	$—	$3,056

On June 23, 2005, the Company acquired $5,440 in identifiable intangible assets of Centel, including $3,630 for acquired customer relationships with a 10 year useful life, $1,080 for tradenames with a 3.5 year weighted average useful life and $730 for non-compete agreements with a three year useful life.

Expected future identifiable intangible asset amortization as of December 31, 2008, is as follows:

Fiscal Years
2009	$368
2010	319
2011	283
2012	283
2013	283
Thereafter	402

$1,938

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets. In connection with the impairment test, we used current market capitalization, control premiums, discounted cash flows and other factors as the best evidence of fair value and determined that our goodwill was impaired. The impairment test resulted in a substantially lower value attributable to our goodwill. The impairment charge represents the extent to which the carrying values exceed the fair value attributable to the goodwill. Fair values were determined based upon market conditions, the income approach which utilized cash flow projections and other factors. As a result, we recorded a goodwill impairment charge of $18,777, as of December 31, 2008. There was no impairment charge for intangible assets for the year ended December 31, 2008. There was no impairment charge for goodwill and identifiable intangible assets for the years ended December 31, 2007 and 2006.

The goodwill balance was $13,548 and $34,257 as of December 31, 2008 and 2007, respectively. For the year ended December 31, 2008, the carrying amount of the goodwill decreased by $20,709, of which $1,932 relates to the cumulative foreign currency translation effect of the Mexican Peso and $18,777 relates to the goodwill impairment charge. We recorded goodwill impairment charge of $11,531 related to our Miami Operations and $7,246 related to our In-country Operations, particularly $4,086 in Mexico, $1,294 in Guatemala, $1,157 in Jamaica, $471 in El Salvador and $238 in Argentina. There were no changes in the carrying amount of the goodwill as of December 31, 2007. There was no goodwill impairment charge for the years ended December 31, 2007 and 2006.

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

Lines of credits consisted of the following for the periods presented:

	As of December 31,
	2008	2007
Lines of credit
SBA – Miami	$23,643	$20,518
Intcomex Peru S.A.C.	3,942	1,179
T.G.M. S.A.	1,617	3,464
Intcomex Colombia, LTDA	1,017	309
Intcomex de Ecuador, S.A.	522	700
Intcomex de Guatemala, S.A.	300	—
Other.	—	196

Total lines of credit	$31,041	$26,366

As of December 31, 2008 and 2007, the total amounts available under the credit facilities were $14,447 and $9,963, respectively. As of December 31, 2008 and 2007, the total amounts outstanding under the credit facilities were $31,041 and $26,366, respectively, of which $23,643 and $20,518, respectively, were outstanding under the Miami credit facility and $7,398 and $5,848, respectively, were outstanding under the in-country credit facilities. The increase in the outstanding balance during the year ended December 31, 2008, is primarily attributed to the increased borrowing by our subsidiaries to meet local working capital requirements, particularly borrowings related to our operations in Peru, Colombia and Guatemala, partially offset by a reduction in the borrowing requirements related to our operations in Uruguay.

SBA has a $30,000 revolving credit facility with Comerica Bank including $1,400 of letter of credit commitments, and a capital expenditures limit of $1,000. Borrowings against the facility bear interest at the Eurodollar rate plus 1.9% and are secured on a first priority basis with all the assets of SBA. Interest is due monthly and the facility has a maturity date of January 1, 2010. Amounts borrowed under the facility may be repaid and re-borrowed at any time during the term of the agreement. Borrowing capacity is established monthly based on certain parameters established under the agreement. Advances under the facility are provided based on 85.0% of eligible domestic accounts receivable and 67.5% of eligible foreign accounts receivable plus 60.0% of eligible domestic inventory, less any credit facility reserves. The credit facility contains certain financial and non-financial covenants, including but not limited to, maintenance of a minimum level of tangible effective net worth, as defined and annual limitations on capital expenditures.

On March 20, 2009, SBA obtained a waiver to its credit agreement from Comerica Bank for its senior debt to tangible effective net worth ratio, minimum tangible effective net worth and net income, as of December 31, 2008. SBA also obtained an amendment to its credit agreement for the definitions of the borrowing base, revolving credit note and the Company’s permitted investments. The amendment allows the Company to issue commercial letters of credit and standby letters of credit, not to exceed $2,000 at any one time outstanding. Borrowings against the facility bear interest at the daily adjustable LIBOR rate (at no time less than 2.00%) plus the applicable margin of 4.00%. The Company is required to provide accounts payable aging, insurance and borrowing base certificates on a bi-weekly basis. The Company is also required to maintain monthly stated levels of EBITDA and the Company and its Guarantor shall maintain quarterly stated levels of net income, effective March 31, 2009 to December 31, 2009.

As of December 31, 2008 and 2007, SBA’s outstanding draws against the revolving credit facility were $21,476 and $14,511, respectively, and outstanding checks issued in excess of bank balances were $2,167 and $6,007, respectively. Based on collateral limitations, the remaining amounts available under the revolving credit facility were $4,957 and $6,082, respectively, as of December 31, 2008 and 2007.

On November 13, 2008, SBA obtained a waiver to its credit agreement for the minimum tangible effective net worth and senior debt to tangible effective net worth ratio under its credit agreement with Comerica Bank, as a result of SBA’s default of its minimum tangible effective net worth and senior debt to tangible effective net worth ratio under its credit agreement as of September 30, 2008. SBA also obtained an amendment to its credit agreement increasing the inventory borrowing base cap from $12,500 to $14,000, amending the borrowing rate to the Eurodollar rate plus 3.5% and the maturity date to January 1, 2010, and requiring increased financial reporting disclosures made to Comerica Bank on a continual basis.

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

On March 28, 2008, SBA obtained a waiver to its credit agreement from Comerica Bank for the senior debt to tangible effective net worth ratio as of December 31, 2007. SBA also obtained an amendment to its credit agreement for the definition of the tangible effective net worth and to increase the senior debt to tangible effective net worth ratio to not more than 3.5 to 1.0, effective for the quarters ended March 31, 2008 and June 30, 2008, and not more than 3.0 to 1.0 thereafter.

In September 2007, SBA obtained an amendment to its credit agreement with Comerica Bank to increase the 2007 capital expenditures limit from $2.5 million to $3.0 million. In August 2007, SBA obtained an amendment to its credit agreement with Comerica Bank to increase the borrowing base of the facility from $27,500 to $30,000 (including $3,400 of letter of credit commitments) and to extend the maturity date to August 25, 2010.

In May 2007, SBA obtained a waiver to its credit agreement from Comerica Bank for its capital expenditures covenant and obtained an amendment to its credit facility agreement to increase the borrowing base of the facility from $25,000 to $27,500 and raise the 2007 capital expenditure limit from $1,000 to $2,500.

Intcomex Peru S.A.C.

Intcomex Peru S.A.C. (“Intcomex Peru”) has four lines of credit with two financial institutions totaling $4,180 and $1,480 as of December 31, 2008 and 2007, respectively. The lines are collateralized with a guarantee from Intcomex Holdings, LLC, and carry interest rates ranging from 5.0% to 11.0%. As of December 31, 2008 and 2007, Intcomex Peru had outstanding balances under the lines of credit of $3,942 and $1,179, respectively.

T.G.M. S.A.

TGM S.A. – Uruguay (“Intcomex Uruguay”) has four lines of credit with local financial institutions totaling $3,900 and $3,550 as of December 31, 2008 and 2007, respectively. Each line of credit carries an interest rate of 8.0% and expires on April 30, 2009. As of December 31, 2008 and 2007, Intcomex Uruguay had outstanding balances under the lines of credit of $1,617 and $3,464, respectively.

Intcomex Colombia, LTDA

Intcomex Colombia, LTDA (“Intcomex Colombia”) has three lines of credit with local financial institutions carrying interest rates ranging from 13.5% to 28.0%. As of December 31, 2008 and 2007, Intcomex Colombia had outstanding balances under the lines of credit of $973 and $205, respectively, and a cash overdraft balance of $44 and $104, respectively.

Intcomex de Ecuador, S.A.

Intcomex de Ecuador, S.A. (“Intcomex Ecuador”) has a line of credit with a local financial institution carrying an interest rates of 9.3%. The line of credit matured on March 8, 2009. As of December 31, 2008 and 2007, Intcomex Ecuador had an outstanding balance under its lines of credit of $500 and $700, respectively. Intcomex Ecuador had a cash overdraft balance of $22 with the same financial institution as of December 31, 2008. Intcomex Colombia did not have a cash overdraft balance as of December 31, 2007.

Intcomex de Guatemala, S.A.

Intcomex de Guatemala, S.A. (“Intcomex Guatemala”) has one line of credit with a local financial institution carrying an interest rate of 7.3%. The line of credit matured on January 10, 2009. As of December 31, 2008, Intcomex Guatemala had an outstanding balance under the line of credit of $300. As of December 31, 2007, Intcomex Guatemala did not have an outstanding balance under the line of credit.

Note 7. Long-Term Debt

Long-term debt consisted of the following for the periods presented:

	As of December 31,
	2008	2007
Long-term debt, net of current portion
Intcomex, Inc. – 11 3/4% Second Priority Senior Secured Notes	$103,671	$114,481
SBA – Capital leases	1,395	1,378
Intcomex Peru – Collateralized notes	721	817
Other, including various capital leases	78	548

Total long-term debt	105,865	117,224
Current maturities of long-term debt	(617)	(5,624)

Total long-term debt, net of current portion	$105,248	$111,600

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

On April 30, 2007, SBA entered into a lease agreement with Comerica Bank in the principal amount of $1,505 for the lease of the Miami office and warehouse equipment. Interest is due monthly at 6.84% of the total equipment costs and all outstanding amounts are due April 30, 2012. As of December 31, 2008 and 2007, $1,135 and $1,378, respectively, remained outstanding under the lease agreement.

On March 13, 2008, the Company purchased $1,000 of its 11 3/4% Senior Notes in an arm’s length transaction, at 98.25 of face value plus accrued interest in connection with its mandatory sinking fund redemption requirement. On April 9, 2008, the Company purchased $1,000 of its 11 3/4% Senior Notes at 96.25 of face value plus accrued interest and an additional $1,000 on April 25, 2008, at 96.5 of face value plus accrued interest in arms’ length transactions in connection with its mandatory sinking fund redemption requirement. On June 24, 2008, the Company purchased $2,000 of its 11 3/4% Senior Notes in an arm’s length transaction at 90.00 of face value plus accrued interest in connection with its mandatory sinking fund redemption requirement.

On November 11, 2008, the Company purchased $5,000 of its 11 3 /4% Senior Notes in an arm’s length transaction, at 49.00 of face value plus accrued interest, in connection with its mandatory sinking fund redemption requirement. On December 19, 2008, the Company purchased $1,000 of its 11 3/4% Senior Notes in an arm’s length transaction, at 37.00 of face value plus accrued interest.

The Company recognized a gain of $3,470 on the redemption of its 11 3/4% Senior Notes for the year ended December 31, 2008, which is included in Other expense (income), net in the consolidated statement of operations. The Company did not recognize a gain on the redemption of 11 3/4% Senior Notes for the years ended December 31, 2007 and 2006. As of December 31, 2008 and 2007, $103,671 and $114,481, respectively, of the 11 3/4% Senior Notes remained outstanding.

On January 13 and 14, 2009, the Company purchased $1,000 each day of its 11 3/4% Senior Notes in arm’s length transactions, at 40.00 of face value plus accrued interest. On February 11 and 23, 2009, the Company purchased $1,500 and $1,560, respectively, of its 11 3/4% Senior Notes in arm’s length transactions, at 36.00 of face value plus accrued interest.

Annual maturities of long-term debt from December 31, 2008 are as follows:

Fiscal Years
2009	$617
2010	569
2011	104,256
2012	423
2013 and thereafter	—

$105,865

The Company’s effective borrowing rate was 12.4%, 12.6% and 13.5% as of December 31, 2008, 2007 and 2006, respectively.

Note 8. Income Taxes

Income tax provision consists of the following for the periods presented:

	For the Years Ended December 31,
	2008	2007	2006
Income tax provision
Current expense (benefit):
Federal and state	$81	$25	$(129)
Foreign	4,856	6,850	6,478

Total current expense	4,937	6,875	6,349

Deferred benefit:
Federal and state	(3,007)	(4,026)	(733)
Foreign	(335)	(1,982)	(722)

Total deferred benefit	(3,342)	(6,008)	(1,455)

Total income tax provision	$1,595	$867	$4,894

A reconciliation of the statutory federal income tax rate and effective rate as a percentage of income before provision for income taxes consisted of the following for the periods presented:

	For the Years Ended December 31,
	2008	%	2007	%	2006	%
Effective tax rate
(Loss) income before provision for income taxes:
U.S.	$(25,412)		$(10,556)		$(2,438)
Foreign	(8,311)		23,984		20,395

(Loss) income before provision for income taxes	$(33,723)		$13,428		$17,957

Tax at statutory rate	$(11,466)	(34)%	$4,565	34%	$6,105	34%
State income taxes, net of federal income tax benefit	(700)	(2)%	(602)	(4)%	(137)	(1)%
Non-deductible impairment charge	6,384	19%	—	—	—	—
Effect of tax rates on non-U.S. operations	3,144	9%	(3,071)	(23)%	(1,043)	(6)%
Change in valuation allowance	4,233	13%	(25)	—	(31)	—

Effective tax rate	$1,595	5%	$867	7%	$4,894	27%

The effective tax rate for the year ended December 31, 2008 was 5%, as compared to 7% for the year ended December 31, 2007. The decline in the effective tax rate resulted from the lower taxable earnings primarily in the U.S., Argentina, Chile, Colombia Costa Rica, Guatemala and Mexico.

The Company’s net deferred tax assets were attributable to the following for the periods presented:

	As of December 31,
	2008	2007
Deferred tax assets
Current assets:
Allowance for doubtful accounts	$960	$495
Inventories	725	774
Accrued expenses	621	338
Other	296	295

Total current assets	2,602	1,902

Non-current assets:
Tax goodwill	864	1,111
Net operating losses	13,225	6,657
Other	974	343
Valuation allowances	(4,802)	(569)

Total non-current assets	10,261	7,542

Total deferred tax assets	$12,863	$9,444

Deferred tax liabilities
Current liabilities:
Inventories	$(328)	$(414)

Total current liabilities	(328)	(414)

Non-current liabilities:
Fixed assets	(1,467)	(649)
Amortizable intangible assets	(746)	(872)
Inventories	(132)	(661)

Total non-current liabilities	(2,345)	(2,182)

Total deferred tax liabilities	(2,673)	(2,596)

Net deferred tax assets	$10,190	$6,848

As of December 31, 2008 and 2007, the balance of SBA’s tax goodwill was $2,953 and $3,609, respectively. SBA recorded tax goodwill of approximately $9,843 in July 1998, which is being amortized for tax purposes over 15 years. SBA established $262 of deferred tax assets for foreign withholding taxes paid in El Salvador during 2005. Intcomex Colombia has $274 deferred tax assets related to a net operating loss (“NOL”) carryforward. Management established a $250 valuation allowance against the deferred tax assets pending Intcomex Colombia’s further growth in taxable income. Colombia allows for an eight year carryforward on NOLs, which expires in 2013.

As of December 31, 2008, the Company’s U.S. and state of Florida NOLs resulted in $10,881 of deferred tax assets, which will begin to expire in 2026. As of December 31, 2008, Argentina has $4,348 in NOLs resulting in $1,522 of deferred tax assets, which will begin to expire in 2011 and Mexico has $1,096 in NOLs resulting in $307 of deferred tax assets, which will begin to expire in 2018. The Company analyzed the available evidence related to the realization of the deferred tax assets, considered the current negative economic environment and determined it is now more likely than not that the Company will not recognize a portion of its deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies. As of December 31, 2008, the Company recorded a valuation allowance of $4,233, $2,404 in the U.S. and $1,829 in our In-country Operations against the respective NOLs, as management does not believe that it will fully realize their benefit. As of December 31, 2007, the Company recorded a $0.6 million valuation allowance against its NOLs, as management believed a portion of its NOLs would not be fully realized at a future time.

The Company’s NOLs consisted of the following for the periods presented:

	Years Ended December 31,
	2008			2007
	Gross NOL	NOL- Deferred Tax Asset	Valuation Allowance	Gross NOL	NOL- Deferred Tax Asset	Valuation Allowance
U.S. federal and state	$29,918	$10,881	$2,723	$17,653	$5,744	$319
Foreign
Argentina	4,348	1,522	1,522	1,333	467	—
Colombia	830	275	250	830	275	250
Jamaica	720	240	—	513	171	—
Mexico	1,096	307	307	—	—	—

Total Foreign	6,994	2,344	2,079	2,676	913	250

Total	$36,912	$13,225	$4,802	$20,329	$6,657	$569

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

Effective January 1, 2007, the Company adopted the provisions of FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN 48-1”), an amendment to FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a comprehensive model for the financial statement, recognition, measurement, classification and disclosure of uncertain tax positions.

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

The Company classifies tax liabilities that are expected to be paid within the current year, if any, as current income tax liabilities and all other uncertain tax positions as non-current income tax liabilities. The Company recognizes interest and penalties related to income tax matters in income tax expense.

Note 9. Fair Value of Derivative Instruments

The Company accounts for its derivative instruments in accordance with SFAS No. 133 and SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Under SFAS No. 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

The Company is exposed to certain risks related to its ongoing business operations. By using derivative instruments, the Company manages its primary risks including foreign currency price risk. The Company enters into forward contracts on various foreign currencies to manage the price risk associated with forecasted purchases of inventory used in the Company’s normal business activities.

All derivatives are recorded in the Company’s consolidated balance sheet at fair value. The fair value of derivative financial instruments represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices. The notional amount of forward exchange contracts is the amount of foreign currency bought or sold at maturity. The notional amount is indicative of the extent of the Company’s involvement in the various types and uses of derivative financial instruments, but not a measure of the Company’s exposure to credit or market risks through its use of derivatives.

As of December 31, 2008, the total notional amount of the foreign currency forward contract was $11.8 million and relates to a derivative instrument in one of our In-country Operations. There were no derivatives designated as hedging instruments under SFAS No. 133 for the years ending December 31, 2007 and 2006. A summary of the location and amounts of the fair value in the statement of financial position and derivative losses in the statement of earnings related to the Company’s derivatives designated as hedging instruments under SFAS No. 133, during the periods presented, consisted of the following:

Effect of Derivative Instruments on the Statement of Financial Position as of December 31, 2008 and 2007:

		As of December 31,
		2008	2007
	Location	Fair Value	Fair Value
Derivatives instruments:
Foreign currency forward	Accounts payable	$31	$—

Total		$31	$—

Effect of Derivative Instruments on the Statement Earnings for the Years Ended December 31, 2008, 2007 and 2006:

		For the Year Ended December 31,
		2008	2007	2006
	Location	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss
Derivatives instruments:
Foreign currency forward	Other expense (income)	$31	$—	$—

Total		$31	$—	$—

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

The compensation costs for stock-based compensation are recorded in salaries, wages and benefits in the consolidated statements of operations as part of selling, general and administrative expenses. Total compensation costs for stock-based compensation arrangements charged against income during years ended December 31, 2008 and 2007 were $313 and $199, respectively, of which $281 and $199, respectively, relate to stock options. There were no compensation costs for stock-based compensation arrangements charged against income during the year ended December 31, 2006, as no options or restricted shares were outstanding.

As of December 31, 2008 and 2007, there were $363 and $672, respectively, of total unrecognized compensation costs for unvested stock-based compensation arrangements related to the options issued pursuant to the 2007 Founders’ Option Plan. As of December 31, 2008, there was $158 of total unrecognized compensation costs for unvested stock-based compensation arrangements related to the restricted shares of common stock, non-voting, issued pursuant to the 2008 Restricted Stock Issuances. As of December 31, 2007, there were no unrecognized compensation costs for unvested stock-based compensation arrangements related to the restricted shares of common stock, non-voting, issued pursuant to the 2008 Restricted Stock Issuances. The unrecognized compensation costs are expected to be recognized over a weighted average period of approximately 3.0 years.

Restricted Shares of Common Stock

In February 2008 our Board of Directors authorized, and in June 2008 our shareholders approved, the issuance of 73 restricted shares of common stock, non-voting, with a three year cliff vesting period to our director Mr. Henriques, as the initial equity consideration for his election to the Board of Directors and 41 each of restricted shares of common stock, non-voting, with a three year cliff vesting period to our director Mr. Madden and our former director Ms. Miltner, as their annual equity consideration for board membership, (collectively the “2008 Restricted Stock Issuances”). In January 2009, Ms. Miltner surrendered her right to the restricted shares of common stock, in accordance with the terms of her resignation agreement with the Company.

In November 2007, our Board of Directors authorized the issuance of 32 restricted shares of common stock, non-voting, upon completion of the IPO and, at the IPO price. The restricted shares have a three year vesting period of one-third per year on the annual anniversary date, to our director Mr. Madden and our former director Ms. Miltner. In January 2009, Ms. Miltner surrendered her right to the restricted shares of common stock, in accordance with the terms of her resignation agreement with the Company.

There were 155 restricted shares of common stock, non-voting granted under the 2008 Restricted Stock Issuances to certain independent, non-employee directors during the year ended December 31, 2008. The restricted shares of common stock, non-voting were antidilutive. There were no restricted shares of common stock, non-voting granted or outstanding during the year ended December 31, 2007.

For the year ended December 31, 2008, $32 was charged against income related to the restricted shares of common stock, non-voting. There were no costs charged against income related to the restricted shares of common stock, non-voting for the years ended December 31, 2007 and 2006, as no restricted shares of common stock were outstanding.

A summary of the unvested restricted shares of common stock, non-voting award activity under the 2008 Restricted Stock Issuances and changes during periods presented, consisted of the following:

	Restricted Common Stock, Non-voting (in shares)	Weighted-Average Grant-Date Fair Value per Share (in dollars) (1)
Unvested Balance at January 1, 2008	—	—
Granted	155	$1,225
Vested	—	—
Forfeited	—	—

Unvested Balance at December 31, 2008	155	$1,225

(1)	The fair value of the restricted shares of common stock, non-voting was estimated by the Company on June 30, 2008, the date the Company received unanimous shareholder approval.

Stock Options

In February 2007, options to acquire an aggregate of approximately 1,540 shares of Class B common stock, non-voting were granted under the 2007 Founders’ Grant Stock Option Plan (the “2007 Founders’ Option Plan”) to certain management employees and independent, non-employee directors. The options were granted at an exercise price of $1,077 per share, which was equal to the fair value of our common stock on the date of grant. The weighted-average grant date fair value of the options granted during the year ended December 31, 2007 was $566 per share. The shares vest ratably over a three year vesting period of one-third per year on the annual anniversary date and expire 10 years from the date of grant. There were no stock options granted during the year ended December 31, 2008. There were 497 options vested as of December 31, 2008. There were no options vested during the year ended December 31, 2007. The options were antidilutive during the years ended December 31, 2008 and 2007, as the fair value of the options were below the exercise price of the options.

A summary of the stock option activity under the 2007 Founders’ Option Plan and changes during the periods presented, consisted of the following:

	Shares	Weighted-Average Exercise Price per Share	Number of Shares Exercisable
Outstanding stock options
Outstanding at January 1, 2006	—	—	—
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	—	—	—
Total outstanding at December 31, 2006	—	—	—

Granted	1,540	$1,077	—
Exercised	—	—	—
Forfeited or expired	—	—	—
Total outstanding at December 31, 2007	1,540	$1,077	—

Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	(50)	—	—

Total outstanding at December 31, 2008	1,490	$1,077	—

Exercisable stock options
Total exercisable at December 31, 2008	497	$1,077	—

The fair value of the options was determined using the Black-Scholes option pricing model as of April 23, 2007, the measurement date or the date the Company received unanimous approval from shareholders for the Plan. The Black-Scholes option pricing model, a permitted valuation approach under SFAS No. 123R, was developed for use in estimating the fair value of traded options. This model requires the input of subjective assumptions, including expected price volatility and term. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options. Projected data related to the expected volatility and expected life of stock options is typically based upon historical and other information. The fair value of the options was estimated at the date of grant using the following assumptions:

Expected term	6 years
Expected volatility	37.00%
Dividend yield	0.00%
Risk-free investment rate	4.58%

The expected term of the options granted under the 2007 Founders’ Option Plan is based on the simplified method for estimating the expected life of the options, as historical data related to the expected life of the options is not available. The Company used the historical volatility of the industry sector index, as it is not practicable to estimate the expected volatility of the Company’s share price. The risk-free investment rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve of the same maturity in effect at the time of grant. SFAS No. 123R requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation. At the grant date, the Company estimated the number of shares expected to vest and will subsequently adjust compensation costs for the estimated rate of forfeitures on an annual basis. The Company will use historical data to estimate option exercise and employee termination in determining the estimated forfeiture rate. The estimated forfeiture rate applied as of the most recent option grant date in 2008 was 1%. The estimated forfeiture rate applied as of the most recent option grant date in 2007 was 0%, because it was the Company’s initial grant date.

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

Tax Settlement

On June 29, 2007, the Company incurred a net pre-tax charge of $3,800, (approximately $2,700 after tax) including legal and accounting fees, as a result of a settlement agreement with the Uruguayan tax agency Dirección General Impositiva (“DGI”) and UYP 26,200 (approximately $1,100) and forfeit $500 in previously recognized tax credits, as a result of a similar agreement with the customs authorities from whom the Company previously received a credit of approximately $300. The charges were included in operating expenses in our consolidated statements of operations, following a tax audit of our Uruguayan subsidiary, T.G.M., S.A. for the period 2001 through 2005.

We believe our payments pursuant to our settlement agreements was the best course of action for the Company and T.G.M., S.A. because they resulted in the Company’s avoidance of the risk and commitment of potentially significant financial and managerial resources to regulatory claims. In addition, the DGI could have imposed a potential joint and several financial liability on the Company resulting in a loss of tax revenue, for the acts committed by third parties, in this case, the two local suppliers who allegedly failed to pay VAT and other taxes related to the sale of certain IT products to T.G.M., S.A,, who was engaged in a parallel negotiation process with the Uruguayan customs authorities relating to the same.

On June 29, 2007, Anthony Shalom and Michael Shalom (the “Shaloms”) and the other individuals (the “Pledging Noteholders”) (all of whom are affiliated with the Shaloms) who sold shares to CVC International, our principal shareholder in connection with the acquisition of control in our Company in 2004, entered into an indemnity agreement (the “Indemnity Agreement”). The Indemnity Agreement provided for the payment of approximately $3,000 by the Shaloms to the Company by August 14, 2007 (the “Indemnity Payment”), in order to indemnify CVC International for the outflow of funds related to that portion of the settlement payments, certain expenses corresponding to the tax audit period from 2002 through August 31, 2004 (i.e., the closing date under the stock purchase agreement) and certain related legal, accounting and other expenses, as required by the stock purchase agreement dated as of August 27, 2004. The Shaloms pledged the 11 3/4% Senior Notes owned by the Pledging Noteholders in the same principal amount as the Indemnity Payment to secure the payment obligation.

On August 15, 2007, the Company repurchased approximately $2,200 of the 11 3/4% Senior Notes held by the Pledging Noteholders at the same market price as the $2,800 of the 11 3 /4% Senior Notes that the Company purchased in the open market the prior day, as a result of a privately negotiated arm’s length transaction arranged by the Shaloms. The Company delivered the total $5,000 aggregate principal amount of the 11 3/4% Senior Notes purchased to the trustee, for cancellation in satisfaction of our mandatory sinking fund redemption, under the indenture governing the 11 3/4% Senior Notes.

Leases

The Company leases office, warehouse facilities, and warehouse equipment under non-cancelable operating leases, including a 10-year lease for 221,021 square feet of office and warehouse space in Miami, Florida. The commencement date of the lease was May 1, 2007, with a base rent expense of $146 and an annual 3.0% escalation clause.

Rental expense was $4,670, $4,089 and $3,337, for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum lease payments from December 31, 2008 are as follows:

Fiscal Years
2009	$4,061
2010	3,741
2011	3,382
2012	2,814
2013 and thereafter	11,634

$25,632

Note 12. Related Party Transactions

Due from Related Parties

IFX Corporation (“IFX”) is a Latin American telecommunications service provider that provides internet access services to our Miami Operations and our In-country Operations in Argentina, Chile, Colombia, Guatemala, Mexico, Panama and Uruguay. The chairman of IFX is both a major shareholder and officer of the Company. During the years ended December 31, 2008, 2007 and 2006, the Company paid approximately $600, $500 and $400, respectively, to IFX for their services and sold approximately $30, $200 and $100, respectively, of IT products to IFX. The Company did not have an outstanding receivable balance from IFX as of December 31, 2008. The outstanding receivable balance from IFX as of December 31, 2007 was $100, and was recorded in Due from related parties in the accompanying consolidated balance sheets. The trade receivables of IFX are guaranteed by a former shareholder of our Company. We believe that all transactions with IFX have been made on terms that are not less favorable to us than those available in a comparable arm’s length transaction and in the ordinary course of business.

Consulting Agreement with Related Parties

In November 2008, the Company entered into a consulting agreement in the amount of $546 with two of the Company’s shareholders, who were former managers of our operations in Mexico, to provide advice and operating guidance to the new management of the Company’s Mexican operations. The expense is recorded in the consolidated statement of operations as an operating expense.

Leases

The Company leases warehouse and office space in Mexico City, Mexico from two shareholders for approximately $23 per month. The lease has a 78-month term expiring January 1, 2011, and has an increase provision based upon the Indice Nacional de Precios al Consumidor, or INPC, the official inflation rate in Mexico. The Company has an option to purchase the building for $3,000, which expires on December 31, 2011.

Note 13. Additional Paid in Capital

In June 2007, the Company recorded $3,029 of additional paid in capital and a related party receivable to record the indemnifying shareholders obligation to CVC International as required by the stock purchase agreement, for the outflow of funds in connection with the settlement reached with the Uruguayan tax agency. For a detailed discussion of the Uruguayan tax settlement, see “Part II—Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Uruguay tax settlement agreement and shareholder indemnity agreement.”

For a detailed discussion of the stock-based compensation, see “Note 10. Stock-Based Compensation” in these Notes to Audited Consolidated Financial Statements.

Note 14. Restructuring Plan

In 2008, management implemented restructuring and rebalancing actions designed to improve the Company’s efficiencies and profitability, strengthen its operations and reduce its costs in several of its locations. The restructuring includes involuntary workforce reductions and employee benefits and other costs incurred in connection with vacating leased facilities. The total charges of approximately $1,535 were incurred in the fourth quarter of 2008 and recorded in the Company’s statement of operations as an increase to the Company’s operating expenses for the year ended December 31, 2008. There were no restructuring charges incurred by the Company during the years ended December 31, 2007 and 2006.

The total pre-tax restructuring activity for the year ended December 31, 2008 is as follows:

	Workforce Reduction	Contract Termination and Amortization (1)	Other (2)	Total
Balance at January 1, 2008	$—	$—	$—	$—
Expensed	1,480	29	26	1,535
Paid	(851)	(29)	(26)	(906)
Other adjustments	—	—	—	—

Balance at December 31, 2008	$629	$—	$—	$629

(1)	Includes expenses to terminate lease contracts and accelerate amortization of leasehold improvements at the respective leased locations.
(2)	Includes travel expenses to close divisions and other expenses to relocate inventory and fixed assets.

In connection with the Company’s restructuring activities, the Company recorded a restructuring charge for the workforce reduction expenses, lease contract termination expenses, fixed asset impairment and accelerated amortization and other related expenses. Workforce reduction expenses consist of termination and severance benefits for approximately 125 employees. All separations and cash payments associated with the workforce reductions were completed by December 31, 2008. The noncurrent portion of the liability associated with the workforce reductions relates to terminated employees who were granted annual payments to supplement their income in certain countries. Lease contract termination expenses consist of the Company’s ongoing obligations to pay rent for vacated space, and penalties related to the contract termination over the respective lease term of the Company’s lease agreements.

Note 15. Segment Information

The Company operates in a single industry segment, that being a distributor of IT products. The Company’s operating segments are based on geographic location. Geographic areas in which the Company operated during the years ended December 31, 2008, 2007 and 2006, include sales generated from and invoiced by the Miami, Florida operations (the “Miami Operations”) and sales generated from and invoiced by all of the Latin American and Caribbean subsidiary operations. The subsidiary operations conduct business with sales and distribution centers in the following countries: Argentina, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Jamaica, Mexico, Panama, Peru, and Uruguay and a sales office in Brazil (collectively, our “In-country Operations”).

The In-country Operations have been aggregated as one segment due to similar products and economic characteristics. The Company sells and distributes one type of product line, IT products and does not provide any separately billable services. It is impracticable for the Company to report the revenues from external customers for the group of similar products within the product line because the general ledger used to prepare the Company’s financial statements does not track sales by product.

Inter-segment revenue primarily represents intercompany revenue between the Miami Operations and the In-country Operations at established prices. Intercompany revenue between the related companies is eliminated in consolidation. The measure for the Company’s segment profit is operating income. Financial information by geographic operating segment is as follows for the periods presented:

	For the Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Statement of Operations Data:
Revenue
Miami Operations
Revenue to unaffiliated customers(1)	$277,187	$289,057	$266,790
Intersegment	253,352	288,208	267,125

Total Miami Operations	530,539	577,265	533,915
In-country Operations	794,364	749,311	622,989
Eliminations of inter-segment	(253,352)	(288,208)	(267,125)

Total revenue	$1,071,551	$1,038,368	$889,779

Operating (loss) income
Miami Operations	$(15,066)	$6,490	$13,030
In-country Operations	9,939	21,278	21,547

Total operating (loss) income	$(5,127)	$27,768	$34,577

	As of December 31,
	2008	2007
	(Dollars in thousands)
Balance Sheet Data:
Assets
Miami Operations	$143,993	$185,623
In-country Operations	140,075	177,385

Total assets	$284,068	$363,008

Property & equipment, net
Miami Operations	$8,168	$6,686
In-country Operations	9,510	8,373

Total property & equipment, net	$17,678	$15,059

Goodwill
Miami Operations	$—	$11,531
In-country Operations	13,548	22,726

Total goodwill	$13,548	$34,257

(1)	For purposes of geographic disclosure, revenue is attributable to the country in which the Company’s individual business resides.

Note 16. Guarantor Condensed Consolidating Financial Statements

The 11 3/4% Senior Notes are unconditionally guaranteed by each of the Company’s subsidiaries (collectively, the “Subsidiary Guarantors”), with the exception of 35.0% of the common shares of IXLA (collectively, the “Non-Guarantor Subsidiaries”). Each of the note guarantees covers the full amount of the 11 3/4% Senior Notes and each of the Subsidiary Guarantors is 100% owned by the Company. Pursuant to Rule 3-10(f) of Regulation S-X under the rules promulgated under the Securities Act, the Parent company has prepared condensed consolidating financial information as of December 31, 2008 and 2007, respectively, for the Parent company, the subsidiaries that are Guarantors of the Company’s obligations under the $120,000 11 3/4% Senior Notes on a combined basis and the Non-Guarantor Subsidiaries on a combined basis.

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

Supplemental financial information for Intcomex, Inc., our combined Subsidiary Guarantors and Non-Guarantor Subsidiaries is presented below.

CONDENSED CONSOLIDATING BALANCE SHEET

(Dollars in thousands)

As of December 31, 2008

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Current assets
Cash and equivalents	$—	$26	$22,318	$—	$22,344
Trade accounts receivable, net	—	65,034	70,750	(44,699)	91,085
Inventories	—	21,763	69,095	—	90,858
Other	40,280	43,801	68,960	(121,349)	31,692

Total current assets	40,280	130,624	231,123	(166,048)	235,979

Long-term assets
Property and equipment, net	3,876	4,292	9,510	—	17,678
Investments in subsidiaries	98,878	170,941	—	(269,819)	—
Goodwill	—	7,418	6,130	—	13,548
Other	10,916	975	4,972	—	16,863

Total assets	$153,950	$314,250	$251,735	$(435,867)	$284,068

Liabilities and shareholders’ equity
Current liabilities	$35,217	$160,093	$131,969	$(167,026)	$160,253
Long-term debt, net of current maturities	103,630	1,009	609	—	105,248
Deferred tax liabilities	553	615	1,177	—	2,345
Other long-term liabilities	—	1,191	481	—	1,672

Total liabilities	139,400	162,908	134,236	(167,026)	269,518

Total shareholders’ equity	14,550	151,342	117,499	(268,841)	14,550

Total liabilities and shareholders’ equity	$153,950	$314,250	$251,735	$(435,867)	$284,068

CONDENSED CONSOLIDATING BALANCE SHEET

(Dollars in thousands)

As of December 31, 2007

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Current assets
Cash and equivalents	$—	$81	$29,318	$—	$29,399
Trade accounts receivable, net	—	111,544	87,328	(82,128)	116,744
Inventories	—	37,842	80,356	(1,237)	116,961
Other	42,519	5,589	26,258	(42,239)	32,127

Total current assets	42,519	155,056	223,260	(125,604)	295,231

Long-term assets
Property and equipment, net	2,504	4,182	8,373	—	15,059
Investments in subsidiaries	121,374	169,018	—	(290,392)	—
Goodwill	—	21,253	13,004	—	34,257
Other	10,665	946	6,885	(35)	18,461

Total assets	$177,062	$350,455	$251,522	$(416,031)	$363,008

Liabilities and shareholders’ equity
Current liabilities	$13,390	$166,007	$138,571	$(124,366)	$193,602
Long-term debt, net of current maturities	109,436	1,448	716	—	111,600
Deferred tax liabilities	135	364	1,683	—	2,182
Other long-term liabilities	—	1,035	488	—	1,523

Total liabilities	122,961	168,854	141,458	(124,366)	308,907

Total shareholders’ equity	54,101	181,601	110,064	(291,665)	54,101

Total liabilities and shareholders’ equity	$177,062	$350,455	$251,522	$(416,031)	$363,008

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Dollars in thousands)

For the Year Ended December 31, 2008

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Revenue	$—	$530,539	$794,364	$(253,352)	$1,071,551
Cost of revenue	—	501,457	722,850	(253,352)	970,955

Gross profit	—	29,082	71,514	—	100,596
Operating expenses	11,394	32,754	61,575	—	105,723

Operating (loss) income	(11,394)	(3,672)	9,939	—	(5,127)
Other expense, net
Interest expense, net	15,317	1,882	(709)	—	16,490
Other, net	14,513	20,237	21,267	(43,911)	12,106

Total other expense (income)	29,830	22,119	20,558	(43,911)	28,596
(Loss) income before provision for income taxes	(41,224)	(25,791)	(10,619)	43,911	(33,723)
(Benefit) provision for income taxes	(5,906)	3,287	4,214	—	1,595

Net (loss) income	$(35,318)	$(29,078)	$(14,833)	$43,911	$(35,318)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Dollars in thousands)

For the Year Ended December 31, 2007

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Revenue	$—	$577,265	$749,311	$(288,208)	$1,038,368
Cost of revenue	—	544,531	681,036	(288,281)	937,286

Gross profit	—	32,734	68,275	73	101,082
Operating expenses	7,064	19,253	46,997	—	73,314

Operating (loss) income	(7,064)	13,481	21,278	73	27,768
Other expense (income) Interest expense, net	15,687	1,261	85	—	17,033
Other, net	(26,735)	(26,637)	(2,718)	53,397	(2,693)

Total other (income) expenses	(11,048)	(25,376)	(2,633)	53,397	14,340
Income (loss) before provision for income taxes	3,984	38,857	23,911	(53,324)	13,428
(Benefit) provision for income taxes	(8,577)	4,576	4,868	—	867

Net income (loss)	$12,561	$34,281	$19,043	$(53,324)	$12,561

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Dollars in thousands)

For the Year Ended December 31, 2006

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Revenue	$—	$533,915	$622,989	$(267,125)	$889,779
Cost of revenue	—	501,393	562,990	(266,718)	797,665

Gross profit	—	32,522	59,999	(407)	92,114
Operating expenses	2,702	16,790	38,045	—	57,537

Operating (loss) income	(2,702)	15,732	21,954	(407)	34,577
Other expense (income) Interest expense, net	15,364	117	(124)	—	15,357
Other, net	(24,355)	(24,774)	1,276	49,116	1,263

Total other (income) expense	(8,991)	(24,657)	1,152	49,116	16,620
Income (loss) before provision for income taxes	6,289	40,389	20,802	(49,523)	17,957
(Benefit) provision for income taxes	(6,774)	5,943	5,725	—	4,894

Net income (loss)	$13,063	$34,446	$15,077	$(49,523)	$13,063

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Dollars in thousands)

For the Year Ended December 31, 2008

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Cash flows from operating activities	$12,934	$(1,857)	$(2,734)	$—	$8,343

Cash flows from investing activities
Purchases of property and equipment, net	(2,125)	(987)	(3,013)	—	(6,125)
Other	—	—	(521)	—	(521)

Cash used in investing activities	(2,125)	(987)	(3,534)	—	(6,646)

Cash flows from financing activities
Borrowings (payments) under lines of credit, net	—	3,125	1,550		4,675
Borrowings under long-term debt	—	—	36	—	36
Payments of long-term debt	(10,809)	(336)	(250)	—	(11,395)

Cash flows from financing activities	(10,809)	2,789	1,336	—	(6,684)

Effects of exchange rate changes on cash	—	—	(2,068)	—	(2,068)

Net (decrease) increase in cash and cash equivalents	—	(55)	(7,000)	—	(7,055)
Cash and cash equivalents, beginning of period	—	81	29,318	—	29,399

Cash and cash equivalents, end of period	$—	$26	$22,318	$—	$22,344

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Dollars in thousands)

For the Year Ended December 31, 2007

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Cash flows from operating activities	$3,686	$(2,430)	$5,278	$—	$6,534

Cash flows from investing activities
Purchases of property and equipment, net	(1,806)	(2,751)	(2,200)	—	(6,757)
Other	—	—	556	—	556

Cash used in investing activities	(1,806)	(2,751)	(1,644)	—	(6,201)

Cash flows from financing activities
Borrowings (payments) under lines of credit, net	—	3,901	4,812		8,713
Borrowings under long-term debt	165	1,505	749	—	2,419
Payments of long-term debt	(5,076)	(275)	(293)	—	(5,644)
Other	3,029	—	—	—	3,029

Cash flows from financing activities	(1,882)	5,131	5,268	—	8,517

Effects of exchange rate changes on cash	—	—	(25)	—	(25)

Net (decrease) increase in cash and cash equivalents	(2)	(50)	8,877	—	8,825
Cash and cash equivalents, beginning of period	2	131	20,441	—	20,574

Cash and cash equivalents, end of period	$—	$81	$29,318	$—	$29,399

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Dollars in thousands)

For the Year Ended December 31, 2006

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Cash flows from operating activities	$1,083	$(15,782)	$14,807	$—	$108

Cash flows from investing activities
Purchases of property and equipment, net	(1,115)	(1,006)	(2,703)	—	(4,824)
Other	—	16	(39)	—	(23)

Cash used in investing activities	(1,115)	(990)	(2,742)	—	(4,847)

Cash flows from financing activities
Borrowings (payments) under lines of credit, net	—	16,618	(4,378)	—	12,240
Borrowings under long-term debt	—	196	175	—	371

Cash flows from financing activities	—	16,814	(4,203)	—	12,611

Effects of exchange rate changes on cash	—	—	(293)	—	(293)
Net (decrease) increase in cash and cash equivalents	(32)	42	7,569	—	7,579

Cash and cash equivalents, beginning of period	34	89	12,872	—	12,995

Cash and cash equivalents, end of period	$2	$131	$20,441	—	$20,574

Note 18. Quarterly Financial Data (Unaudited)

A summary of the quarterly financial information for the years ended December 31, 2008 and 2007 consisted of the following:

	For the Three Months Ended (Dollars in thousands, except per share data)
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenue	$277,459	$303,861	$273,884	$216,347
Gross profit	26,518	27,300	25,553	21,225
Operating income (loss)	7,931	4,992	4,480	(22,530)
Income (loss) before provision for income taxes	9,425	(6,655)	(4,051)	(32,442)
Net income (loss)	$8,824	$(6,421)	$(3,446)	$(34,275)
Net income (loss) per weighted average share of common stock, voting and Class B common stock, non-voting:
Basic	$86.36	$(62.84)	$(33.72)	$(335.43)
Diluted	$86.36	$(62.84)	$(33.72)	$(335.43)

	For the Three Months Ended (Dollars in thousands, except per share data)
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenue	$243,777	$254,370	$267,975	$272,246
Gross profit	24,735	25,367	26,705	24,275
Operating income	9,280	3,891	9,304	5,293
Income before provision for income taxes	4,810	1,140	4,792	2,686
Net income	$3,480	$573	$4,230	$4,278
Net income per weighted average share of common stock, voting and Class B common stock, non-voting:
Basic	$34.06	$5.61	$41.40	$41.86
Diluted	$34.06	$5.61	$41.40	$41.86

Item 9.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in our independent accountants or disagreements with such accountants on accounting principles or practices or financial statement disclosures.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act for the end of the period covered by this Annual Report. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that these controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Report of Management on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP; (iii) provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iv) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determine to be effective can provide only reasonable assurance that information required to be disclosed in and reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and represented within the time periods required.

Management has assessed the Company’s internal control over financial reporting as of December 31, 2008. The assessment was based on criteria for effective internal control over financial reporting described in the Internal Control—Integrated Framework issued by the Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

Our management, including the Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Evaluation of control effectiveness to future periods is subject to risk. For information related to the internal and disclosure control risk factor, see Part I—Item 1A. Risk Factors. “Our management and financial reporting systems, internal and disclosure controls and finance and accounting personnel may not be sufficient to meet our management and reporting needs.”

This Annual Report does not include an attestation report of BDO Seidman, LLP (“BDO”), our independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by BDO pursuant to temporary rules of the SEC that permits us to provide only management’s report in the Annual Report.

Changes in Internal Control over Financial Reporting. There were changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During 2008, we executed our plan as of the end of the period covered by our Annual Report on Form 10-K for the year ended December 31, 2007, to remediate the known material weakness in internal control over financial reporting, improve our financial reporting processes and infrastructure, and review our processes and controls over the recording, processing and reporting of financial transactions.

As of December 31, 2008, we remediated the material weaknesses in our internal control over financial reporting surrounding inventory in transit and performed the following: (1) corrected the IT program to capture correctly inventory in transit information; (2) validated the accuracy of the IT program used to capture the inventory in transit information from the Company’s ERP system by physically inspecting vendor invoices; and, (3) established a communications procedure and will implement an enhanced training program to communicate to purchasing and accounting personnel the impact a change in vendor terms and conditions could potentially have on the Company’s financial statements.

As of December 31, 2008, we remediated the failed controls surrounding the foreign operating entity’s purchase and receipt of products and performed the following: (1) instituted enhanced controls surrounding the process to account for a three-way matching process comparing the original purchase order, invoice and receipt records of the purchased products to support the approval and payment for services rendered or products purchased; (2) enhanced controls surrounding the process to ensure that the filing of payroll tax and VAT returns to the local jurisdiction tax authorities are accurate and complete; and (3) replaced individuals in management and financial positions, including the local Controller, in order to strengthen the control environment in the affected foreign operating entity.

In addition, we remediated the material weaknesses in our internal control over financial reporting surrounding the process to validate the criteria used to identify the proper withholding taxes required to be remitted to the local tax authorities and performed the following: (1) implemented an enhanced training program to communicate to local foreign management the impact a failure related to this process could potentially have on the Company’s financial statements; (2) conducted additional compliance and risk assessment training at all foreign operating entities; (3) expanded executive management’s oversight and ongoing communications regarding the importance of adherence to internal controls and established policies and procedures.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers as of March 30, 2009.

Name	Age	Position
Anthony Shalom	59	Chief Executive Officer, Director
Michael Shalom	38	President, Director
Enrique Bascur	52	Director
Adolfo Henriques	53	Director
Thomas A. Madden	55	Director
Juan Pablo Pallordet	35	Director
Andres Small	28	Director
Russell A. Olson	50	Chief Financial Officer, Treasurer and Secretary

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

Juan Pablo Pallordet has been a director of our Company since 2004. Mr. Pallordet is currently a Director of CVC International, where he has worked since 1999, specializing in private equity investments and divestments related to oil and gas, food and beverage, technology and media assets. Mr. Pallordet is currently a board member of Sundance Investment, LLC, an oil and gas company in Peru, and Avantel, S.A., a wireless telecommunications company in Colombia. Mr. Pallordet holds an advanced degree in Industrial Engineering from the Universidad de Buenos Aires.

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

Code of Business Conduct and Ethics

The Company maintains a Code of Business Conduct and Ethics applicable to all directors, officers and employees, including executive officers. The Code of Business Conduct and Ethics is available without charge through the “Investor Relations, Governance Library” section of the Company’s website www.intcomex.com, by writing to the attention of: Investor Relations, c/o Intcomex, Inc., 3505 NW 107th Avenue, Miami, Florida 33178, or by emailing to ir@intcomex.com. Any waivers of the provisions of this Code of Ethics and Business Conduct for directors or executive officers may be granted only in exceptional circumstances by the Company’s Board of Directors, or an authorized committee thereof, and will be promptly disclosed to the Company’s shareholders.

Corporate Governance

Board of Directors

Board Size, Composition and Independence

Our amended and restated certificate of incorporation and by-laws provide that the size of our Board of Directors will be determined by a resolution of a majority of the Board of Directors. Directors are elected for a one-year term or until their successors are duly elected and qualified. Executive officers serve at the discretion of the Board of Directors. Our Board of Directors consists of seven members as of March 30, 2009. In January 2009, Carol Miltner, our former board member, resigned as a member of the Board of Directors. Ms. Miltner’s resignation did not result from a disagreement with the Company, or any matter with respect to the Company’s operations, policies, practices or public disclosures. Ms. Miltner received a severance payment in the amount of $75,000, and surrendered her restricted shares of common stock and stock options.

We currently are party to a shareholders agreement pursuant to which, prior to an IPO and so long as Messrs. Anthony Shalom and Michael Shalom control securities in the aggregate representing not less than 25% of our voting power, five of our directors are to be nominated by CVC International, two of our directors are to be nominated by Messrs. Anthony Shalom and Michael Shalom and two of our directors are to be independent. CVC International is entitled to remove the independent directors at any time and replace them with other individuals who would be independent directors pursuant to the terms of the shareholder agreement.

Committees of the Board

Our standing board committees consist of an audit committee, a nominating and corporate governance committee and a compensation committee.

Audit Committee. Our audit committee consists of Messrs. Madden (Chairperson), Pallordet and Michael Shalom. Mr. Madden satisfies the audit committee members independence requirements of the Nasdaq Global Market (“Nasdaq”), the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and the Securities and Exchange Commission (“SEC”) rules and regulations. Our Board of Directors has determined that Mr. Madden qualifies as an “audit committee financial expert” under the SEC rules and regulations. The rules of the Nasdaq (the “Nasdaq Rules”) and Rule 10A-3 of the rules promulgated under the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Mr. Pallordet is not an “independent” audit committee member under the Nasdaq independence standards for audit committee members and Rule 10A-3 of the rules promulgated under the Exchange Act because of his affiliation with CVC International, our principal shareholder. Mr. Michael Shalom is not an “independent” audit committee member under the Nasdaq independence standards for audit committee members because he is the President of the Company.

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

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee consists of Messrs. Pallordet and Madden who satisfy the requirements of the Nasdaq independence standards. The nominating and corporate governance committee will identify qualified individuals to become members of the Board of Directors, determine the composition of the Board of Directors and its committees and develop and recommend to the Board of Directors sound corporate governance policies and procedures.

Compensation Committee. On January 25, 2007, the Company formed its compensation committee. The compensation committee consists of Messrs. Henriques (Chairperson), Madden, Pallordet and Anthony Shalom. Messrs. Henriques, Madden and Pallordet satisfy the independence requirements of the Nasdaq and qualify as the outside directors within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended, (“Section 162(m)” of the “Internal Revenue Code”) and non-employee directors within the meaning of Rule 16b-3 of the rules promulgated under the Exchange Act. Mr. Anthony Shalom is not an “independent” compensation committee member under the Nasdaq independence standards for compensation committee members because he is the Chief Executive Officer of the Company.

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

Director Compensation

Eligible directors are independent, non-employee members of the Board of Directors and receive director compensation under a basic board membership compensation plan. In 2007, eligible directors were granted 160 stock options under the 2007 Founders’ Grant Stock Option Plan (the “Plan”). The Company reimburses directors for reasonable travel expenses incurred in attending the Company’s board, committee and shareholder meetings.

In November 2007, our Board of Directors authorized the issuance of 32 restricted shares of common stock, non-voting, upon completion of the IPO and, at the IPO price, to our director Mr. Madden and our former director Ms. Miltner. The restricted shares have a three year vesting period of one-third per year on the annual anniversary date. In January 2009, Ms. Miltner surrendered her right to receive the common stock, in accordance with the terms of her resignation agreement with the Company.

In February 2008, our Board of Directors amended the board membership compensation plan. Eligible board members will receive an annual retainer consisting of a grant of 41 each of restricted shares of common stock, non-voting, with a three year cliff vesting period and a cash payment of $40,000 made ratably over four quarters (the “Director Annual Retainer”). The cash payment is for attendance of up to five board meetings per year, and an additional $1,000 for attendance in person and $500 for attendance by telephone for each meeting in excess of five board meetings. The audit committee chair will receive an annual cash retainer of $12,000 and all other committee chairs will receive an annual cash retainer of $10,000. In addition, eligible board members will receive $1,000 for attendance in person and $500 for attendance by telephone for board committee meetings. The lead independent director will receive an annual cash retainer of $12,000. In lieu of the Director Annual Retainer, a new board member will receive an equity grant of 73 restricted shares of common stock, non-voting, with a three year vesting period of one-third per year.

In February 2008 our Board of Directors authorized, and in June 2008 our shareholders approved, the issuance of 73 restricted shares of common stock, non-voting, with a three year cliff vesting period, to our director Mr. Henriques, as the initial equity consideration for his election to the Board of Directors and 41 each of restricted shares of common stock, non-voting, with a three year cliff vesting period to our director Mr. Madden and our former director Ms. Miltner, as their annual equity consideration for board membership. In January 2009, Ms. Miltner surrendered her right to the restricted shares of common stock, in accordance with the terms of her resignation agreement with the Company.

Directors who are also employees of the Company or affiliated with CVC International do not receive any compensation under the board membership compensation plan. Messrs. Anthony Shalom, Michael Shalom and directors of the board affiliated with CVC International do not receive director compensation. The summary director compensation table describes the total compensation paid to the Company’s independent, non-employee directors for the year ended December 31, 2008.

Independent, Non-Employee Directors

Adolfo Henriques

Thomas A. Madden

Summary Director Compensation Table

Name and Principal Position	Year	Fees Earned or Paid in Cash	Stock Awards (3)	All Other Compensation	Total

Adolfo Henriques, Director, Compensation Committee Chairperson(1)	2008	$62,667	$14,987	$—	$77,654

Thomas A. Madden, Director, Audit Committee Chairperson, Nominating & Corporate Governance Committee Member, Compensation Committee Member	2008	$87,500	$8,417	$—	$95,917

Carol Miltner(2), Director, Audit Committee Member, Nominating & Corporate Governance Committee Chairperson, Compensation Committee Interim Chairperson	2008	$73,500	$8,417	$—	$81,917

(1)	Mr. Henriques was elected a member of the Board of Directors of our Company in February 2008.
(2)	Ms. Miltner resigned as a member of the Board of Directors of our Company in January 2009.
(3)	Represents the restricted shares of common stock, non-voting, with a grant date fair value of $1,225 per share, awarded during the years ended December 31, 2008 and 2007. For further information related to the restricted shares awarded, see Part II, Item 8. Financial Statements and Supplemental Data, Notes to Audited Consolidated Financial Statements, Note 10. Stock-Based Compensation.

Item 11.	Executive Compensation.

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

In 2008, we offered an annual bonus to each of our NEOs based upon the achievement of certain financial (earnings before interest, taxes, depreciation and amortization (“EBITDA”) and cash conversion cycle) and non-financial (operational excellence initiatives) goals established by the compensation committee. For the annual bonus of each of our NEOs, see “—Summary NEO Compensation Table.”

Long-Term Incentive Awards. We offer market competitive long-term incentive awards to certain of our NEOs to motivate executives to make decisions to focus on the long-term growth of our Company, thus increasing shareholder value, to attract and retain an appropriate caliber of talent for the position and to recognize that similar long-term equity incentives are provided at companies with whom we compete for talent. The compensation committee reviews the long-term incentive awards for the NEOs annually and determines whether changes to the long-term incentive awards are required based on changes in our competitive market, individual performance, experience in the position, and other relevant factors. In 2008, we offered long-term incentive awards to our NEOs. For a discussion of Mr. Olson’s long-term incentive awards, see “—Employment Agreements; Potential Payments Upon Termination or Change of Control.”

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

A maximum of 1,700 shares of Class B common stock, non-voting may be issued under the Plan, and subject to certain capital adjustment provisions, a maximum of 250 shares of common stock, subject to options, may be granted to management employees and independent, non-employee directors in a single calendar year. As of December 31, 2008, 1,540 stock options were issued, of which 1,490 were outstanding and 160 were issuable under the Plan. Upon exercise of the outstanding stock options granted under the Plan as of the date of this filing, an aggregate of 1,280 shares of Class B common stock, non-voting are issuable with a weighted average exercise price of $1,077 per share.

Deferred Compensation Plan. In 2008, we contributed 3.0% of an employees’ total salary, up to IRS contribution limits, to a 401(k) savings plan. The plan covers substantially all U.S. based employees regardless of whether the employee makes contributions to the savings plan. For the deferred compensation of each of our NEOs, see “—Summary NEO Compensation Table.”

In 2008, we amended our deferred compensation plan to cover U.S. based employees who make contributions to the 401(k) savings plan, effective January 1, 2009. We contribute 4.0% in cash of each participating employee’s total salary, up to IRS contribution limits, to the respective employee’s 401(k) savings plan.

Perquisites. We do not provide any executives or employees with perquisites or a perquisite allowance.

Other Benefits. Insurance benefits for executives employ the same formulae as are applicable to all our employees.

The Decision Making Process

The compensation committee met 10 times during 2008 to consider the individual performance goals and objectives, the Company’s financial position and philosophy and discuss the preliminary and final compensation decisions for the NEOs. The compensation committee discussed the performance and compensation recommendations based upon the executives overall contribution to the Company’s financial and operational performance.

When making the annual bonus decisions for 2008, the compensation committee considered overall Company and individual performance, competitive market position and prior year’s cash bonuses. The compensation committee engaged Compensia, an independent executive compensation consulting firm, to review and provide an analysis of the compensation paid by the Company’s peer group and performed a formal, detailed analysis of the Company’s performance metrics and compensation plans relative to its peer group in determining the NEO’s target compensation.

The compensation committee considered several factors when making its year-end compensation decisions affecting our NEOs. The Company’s performance for the year ended December 31, 2008, was the principal consideration regarding the overall funding level of the annual bonus elements of the NEO’s compensation for 2008, with the primary factor of Company performance being EBITDA and the secondary factor being cash conversion cycle (the “Annual Company Performance Bonus”). The level at which the Company funds its bonuses correlates to the degree to which the EBITDA target has been met, not met, or has exceeded the target. The Company failed to achieve its EBITDA or cash conversion cycle objectives for the year ended December 31, 2008, therefore, our NEOs were not awarded the Annual Company Performance Bonus.

The compensation committee considers additional performance factors related to the NEO’s progress on core strategic performance priorities across the Company. As part of the compensation decision process, the compensation committee judges each NEO on the overall performance priorities, without a set weight assigned to each of the factors, but an overall weighting for the group of priorities. The compensation committee reviews and balances these factors in the aggregate in determining individual NEO bonuses (the “Annual Individual Performance Bonus”). The specific quantitative targets for the performance priorities are not disclosed because we believe disclosure of this information would cause the Company competitive harm. These targets are based on our business plan for the fiscal year, and are intended to be challenging but achievable. The individual NEO compensation decisions varied based on the Company and individual performance with consideration of the following performance priorities and key strategic initiatives: (i) continued infrastructure development and implementation of the Company’s core ERP system in In-country Operations; (ii) development of a comprehensive five year strategic planning process company-wide; (iii) identification of business growth opportunities to grow and build the business; and, (iv) achievement of effectiveness of our disclosure controls and procedures and internal controls over financial reporting in compliance with the Sarbanes-Oxley Act of 2002. Given the current global economic crisis and its impact on the Company, Annual Individual Performance Bonuses were not awarded.

Compensation of Our Named Executive Officers

The compensation committee increased the NEO’s 2008 annual base salaries by 10% of each NEO’s respective 2007 annual base salary, effective July 1, 2008. The annual base salaries were increased to reflect the NEO’s increasingly broader roles including each NEO’s extensive involvement in the filing of the SEC Form S-1 Registration Statements and respective amendments and operational and financial performance achievements including the achievement of the Company’s $1 billion revenue mark during fiscal 2007.

The compensation committee established the 2008 short-term annual bonus incentive award for each NEO. The short-term annual bonus incentive target is 70% for the Chief Executive Officer, 60% for the President and 50% for the Chief Financial Officer, of their respective 2008 base salaries. The NEO is eligible to earn an actual short-term annual bonus based on the Company’s achievement of certain financial metrics and the individual NEO’s achievement of their Annual Individual Performance Bonus. The NEO qualifies to earn up to 70% of the actual short-term annual bonus based upon the achievement of financial metrics including the Company’s average cash conversion cycle of each quarter of 2008 and the Company’s year-end 2008 EBITDA based on consolidated U.S. GAAP financial statements. The NEO qualifies to earn up to the remaining 30% of the actual short-term annual bonus based upon the successful achievement of their Annual Individual Performance Bonus including the infrastructure development and implementation of the Company’s core ERP system in select In-country Operations, the development of a comprehensive five year strategic planning process company-wide, the identification of business growth opportunities, and the effectiveness of our disclosure controls and procedures and internal controls over financial reporting in compliance with the Sarbanes-Oxley Act of 2002.

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

Benchmarking

In 2007, the compensation committee engaged Compensia to advise us as to where our executive compensation package ranks relative to our peer industry group, at which time the Company reviewed the compensation paid by its peer groups and performed a formal, detailed analysis of the Company performance metrics and compensation plans relative to its peer groups in determining the target compensation provided to the NEOs.

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

Equity Grant Practices and Equity Ownership Guidelines

The compensation committee authorizes the issuance of equity grants to employees, directors and Executive Officers. The compensation committee reviews, modifies and administers all equity compensation plans, programs and ownership guidelines and ensure such plans are aligned with the Company’s compensation strategies and policies and the Company’s performance goals and objectives. The Company does not require executive officers to hold shares of the Company.

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

Tax Deductibility Considerations

We believe that all compensation paid to our named executive officers for 2008 is accounted for as expense in the period to which it relates in accordance with U.S. GAAP and is deductible for U.S. federal income tax purposes. In no case during 2008 and 2007 was any proposed form of compensation materially revised to take into account the impact of tax or accounting treatment. The impact of the deductibility limits of Section 162(m) of the Internal Revenue Code, did not materially impact our compensation decisions for 2007, because those provisions of the Internal Revenue Code did not apply to us in 2008 and 2007, and our compensation levels for 2008 and 2007 did not approach the $1.0 million per named executive officer level at which compensation deductions may be denied under those provisions.

Compensation Committee Interlocks and Insider Participation

On January 25, 2007, the Company formed its compensation committee. The compensation committee consists of Messrs. Henriques (Chairperson), Madden, Pallordet and Anthony Shalom. Messrs. Henriques, Madden and Pallordet satisfy the independence requirements of the Nasdaq and qualify as the outside directors within the meaning of Section 162(m), and non-employee directors within the meaning of Rule 16b-3 of the rules promulgated under the Exchange Act. Mr. Anthony Shalom is not an “independent” compensation committee member under the Nasdaq independence standards for compensation committee members because he is the Chief Executive Officer of the Company. None of our executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more of its executive officers serving as member of our Board of Directors or compensation committee.

Compensation Committee Report

Our compensation committee has reviewed and discussed this CD&A with the Company’s management. Based upon this review and discussion, the compensation committee recommended to the Board of Directors that the CD&A be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Compensation Committee

Adolfo Henriques (Chairperson)

Thomas A. Madden

Juan Pablo Pallordet

Anthony Shalom.

Summary NEO Compensation

The summary NEO compensation table describes the total compensation paid for the years ended December 31, 2008, 2007 and 2006 to the NEOs, serving as the Company’s Executive Officers, including the Chief Executive Officer, the President and the Treasurer, Chief Financial Officer and Secretary. The table reflects information regarding the components of total compensation for services rendered by the NEOs to the Company and its subsidiaries for the year ended December 31, 2008, 2007 and 2006.

Summary NEO Compensation Table

Name and Principal Position	Year	Salary		Bonus (1)		Stock Awards		Option Awards (2)		Non-Equity Incentive Plan Compensation		Change in Pension Value and Nonqualified Deferred Compensation Earnings		All Other Compensation (3)			Total
Anthony Shalom, Chief Executive Officer	2008 2007 2006	$ $ $	377,788 367,500 350,000	$ $ $	67,375 — —	$ $ $	— — —	$ $ $	— — —	$ $ $	— — —	$ $ $	— — —	$ $ $	6,900 6,750 6,600	(4)	$ $ $	452,063 374,250 356,600

Michael Shalom, President	2008 2007 2006	$ $ $	349,231 315,000 300,000	$ $ $	49,500 — —	$ $ $	— — —	$ $ $	— — —	$ $ $	— — —	$ $ $	— — —	$ $ $	6,900 6,750 6,600	(4)	$ $ $	405,631 321,750 306,600
Russell A. Olson, Treasurer, Chief Financial Officer and Secretary	2008 2007 2006	$ $ $	274,548 257,250 245,000	$ $ $	289,403 115,150 107,187	$ $ $	— — —	$ $ $	37,756 25,876 —	$ $ $	— — —	$ $ $	— — —	$ $ $	6,900 6,750 6,600	(4)	$ $ $	608,607 405,026 358,787

(1)	Bonus payments made in 2008 reflect bonuses earned related to 2007 achievements versus established goals.
(2)	Assumptions underlying the fair value of stock options awarded during the year ended December 31, 2007, are included in the notes to the Company’s consolidated financial statements. See Part II, Item 8. Financial Statements and Supplemental Data, Notes to Audited Consolidated Financial Statements, Note 10. Stock-Based Compensation.
(3)	Represents amounts contributed by the Company to the employee’s 401(k) account.
(4)	The amounts are net of the following amounts of excess contributions that were deducted from the 401(k) Plan: Messrs. Anthony Shalom, Michael Shalom and Olson of $3,231, $2,400, $2,261, respectively. These amounts were duplicate contributions made inadvertently and reversed by deducting the duplicative amounts from the individual accounts and refunding to the Company.

Employment Agreements; Potential Payments Upon Termination or Change of Control

The following describes certain of our obligations on various termination situations for Mr. Olson. The Company has no other obligation with respect to any termination or change in control payments to any of the NEOs.

We had an employment agreement with Mr. Olson, our Treasurer, Chief Financial Officer and Secretary, which expired on December 31, 2007, and was replaced with an evergreen contract for one year each unless advance written notification that a replacement contract will not exist. As set forth in this employment agreement, Mr. Olson’s annual base salary is $280,000, plus an annual performance bonus of up to $140,000 for the term of the agreement based on the achievement of specified performance targets, including achieving certain levels of EBITDA, gross revenues, working capital management and project specific performance and (iii) a cumulative long-term incentive bonus of 50% of Mr. Olson’s base salary for each year based on the achievement of targeted financial performance goals and objectives, including EBITDA and working capital targets. Mr. Olson is eligible to receive employee benefits comparable to the benefits provided to the Company’s other employees.

In the event of termination of Mr. Olson’s employment by us without cause, under the agreement we were obligated to pay to Mr. Olson all bonuses on a prorated basis to the date of termination. If a sale of more than 50.1% of the voting stock of our Company resulted in a material adverse change in Mr. Olson’s duties and responsibilities not acceptable to him, we will be required to pay Mr. Olson a severance payment in an amount equal to six months of his base salary and reimburse him for certain relocation costs. If we had terminated Mr. Olson’s employment for due cause or if he resigned prior to the end of the term, he would not have been entitled to any compensation other than his base salary through the date of his termination or resignation. For purposes of the employment agreement, “due cause” means Mr. Olson’s willful misconduct in the discharge of his duties and responsibilities to us; his failure to carry out and execute any material directions from the President and/or Board of Directors; any act of him against us intended to enrich him, or any other party, in derogation of his duties to us; any willful or purposeful act or omission (or any act or omission taken in bad faith) having the effect of injuring our business or business relationships; his commission of a crime of moral turpitude, fraud or misrepresentation; or his breach of the his employment agreement. Following the termination of his employment, Mr. Olson will be subject to non-solicitation and other non-competition restrictions for a period of two years if Mr. Olson resigns or we terminate his employment for cause (as such term is defined in the employment agreement), or for a period of one year if we terminate Mr. Olson’s employment without cause or the employment agreement is not renewed after its expiration.

401(k) Plan

Our employees participate in a 401(k) plan to provide them with retirement benefits and with a means to save for their retirement. The 401(k) plan is intended to be a tax-qualified plan under Section 401(a) of the Internal Revenue Code.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to (i) all persons known by us to be the beneficial owners of more than 5% of our common stock; (ii) all NEOs; (iii) all directors; and (iv) all directors and Executive Officers as a group as of March 30, 2009.

Beneficial Owner(1)	Number of Shares	Percentage of Total Voting Shares
Co-Investment LLC VII (Intcomex)(2)(3) 399 Park Avenue, 14th Floor, New York, NY 10022	52,545	51.4%
Anthony Shalom(4)(5)	23,036	22.5%
Michael Shalom(4)(6)	8,952	8.8%
Enrique Bascur(2)(3)	—	—
Adolfo Henriques	—	—
Thomas A. Madden(7)(8)	—	—
Juan Pablo Pallordet(2)	—	—
Andres Small(2)	—	—
Russell A. Olson(8)	—	—
All directors and executive officers as a group (8 persons)	31,988	31.3%

(1)	The address of each beneficial owner is c/o Intcomex, Inc., 3505 NW 107th Avenue, Miami, Florida 33178, unless ootherwise indicated.

(2)	Co-Investment LLC VII (Intcomex) is controlled by Citigroup Inc, a publicly-traded company that has securities listed on the New York Stock Exchange. Each of Messrs. Bascur, Pallordet and Small was nominated as a director of our Company by CVC International pursuant to the terms of the shareholders agreement.
(3)	Mr. Bascur is a member of the CVC International divestment committee that must approve any sale of Co-Investment LLC VII (Intcomex)’s shares in our Company.
(4)	Each of Messrs. Anthony Shalom and Michael Shalom were nominated as a director of our Company by themselves pursuant to the terms of the shareholders agreement.
(5)	Held by Shalom Holdings 1 LLLP. Mr. Michael Shalom has sole voting control and investment discretion over the shares held by Shalom Holdings 1 LLLP.
(6)	Held by Shalom Holdings 3 LLLP. Mr. Michael Shalom has sole voting control and investment discretion over the shares held by Shalom Holdings 3 LLLP.
(7)	In November 2007, our Board of Directors authorized the issuance of 32 restricted shares of common stock, non-voting, upon completion of the IPO and, at the IPO price, to our director Mr. Madden and our former director Ms. Miltner. The restricted shares have a three year vesting period of one-third per year on the annual anniversary date. In January 2009, Ms. Miltner surrendered her right to the restricted shares of common stock, in accordance with the terms of her resignation agreement with the Company.
(8)	In February 2007, the Board of Directors of our Company authorized a one-time issuance of options to acquire an aggregate of 1,540 shares of Class B common stock, non-voting under the Plan to our directors and executive officer, among others, in the respective amounts.

Individual	Shares
Thomas A. Madden	160
Carol Miltner(9)	160
Russell A. Olson	200

(9)	In January 2009, Ms. Miltner surrendered her right to receive the options, in accordance with the terms of her resignation agreement with the Company. As of January 31, 2009, the authorized issuance of options is to acquire an aggregate of 1,380 shares of Class B common stock, non-voting under the Plan.

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

The Company’s equity compensation plans as of December 31, 2008, are as follows:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
		(in dollars)
Equity compensation plans approved by security holders	1,490	$1,077	(1)	160
Equity compensation plans not approved by security holders	—	—		—

Total	1,490	$1,077		160

(1)	The exercise strike price was determined at the issuance of the stock options by a study conducted by an independent expert.

A maximum of 1,700 shares of Class B common stock, non-voting may be issued under the Plan, and subject to certain capital adjustment provisions, a maximum of 250 shares of common stock, subject to options, may be granted to management employees and independent, non-employee directors in a single calendar year. As of December 31, 2008, 1,540 stock options were issued, of which 1,490 were outstanding and 160 were issuable under the Plan. Upon exercise of the outstanding stock options granted under the Plan as of the date of this filing, an aggregate of 1,280 shares of Class B common stock, non-voting are issuable with a weighted average exercise price of $1,077 per share.

In November 2007, the Board of Directors authorized the issuance of 32 restricted shares of common stock, non-voting, upon completion of the IPO and, at the IPO price, to our director Mr. Madden and our former director Ms. Miltner. The restricted shares have a three year vesting period of one-third per year on the annual anniversary date. In January 2009, Ms. Miltner surrendered her right to receive the common stock, in accordance with the terms of her resignation agreement with the Company.

In February 2008 our Board of Directors authorized, and in June 2008 our shareholders approved, the issuance of 73 restricted shares of common stock, non-voting, with a three year cliff vesting period to our director Mr. Henriques, as the initial equity consideration for his election to the Board of Directors and 41 each of restricted shares of common stock, non-voting, with a three year cliff vesting period to our director Mr. Madden and our former director Ms. Miltner, as their annual equity consideration for board membership. In January 2009, Ms. Miltner surrendered her right to the restricted shares of common stock, in accordance with the terms of her resignation agreement with the Company.

As of December 31, 2008 and 2007, the Company did not offer equity compensation plans not approved by security holders under which equity securities of our Company are authorized for issuance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

CVC International Indemnity

Pursuant to the terms of the stock purchase agreement dated as of August 27, 2004, under which CVC International acquired its controlling interest in our Company, Anthony Shalom and Michael Shalom (the “Shaloms”) and certain other individuals (the “Pledging Noteholders”) (all of whom are affiliated with but not including Anthony Shalom and Michael Shalom) who sold shares to CVC International in connection with the CVC International acquisition of control of the Company in 2004, entered into an indemnity agreement dated as of June 29, 2007 (the “Indemnity Agreement”). Anthony Shalom and Michael Shalom indemnified CVC International for losses sustained or incurred by CVC International arising out of or relating to breaches of representations or warranties and covenants, such as those related to tax matters.

In connection with the settlement by our Uruguayan subsidiary, T.G.M., S.A., with the Uruguayan tax agency, DGI, and the Uruguayan customs authorities in June 2007, the Shaloms indemnified CVC International for the outflow of funds related to that portion of the settlement payments and certain expenses corresponding to the tax audit period from 2002 through August 31, 2004 (i.e., the closing date under the stock purchase agreement) and certain related legal, accounting and other expenses pursuant to the Indemnity Agreement. The Indemnity Agreement provided for the payment by the Shaloms of approximately $3.0 million to the Company by August 14, 2007. To secure the payment obligation, the Indemnity Agreement required the Shaloms to arrange for a pledge of the 11 3/4% Senior Notes in the same principal amount as the indemnity payment made prior to August 14, 2007. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Uruguayan Tax Audit.”

Repurchases of Notes

As a result of a privately negotiated arm’s length transaction arranged by the Shaloms, on August 15, 2007, we repurchased $2.2 million of the 11  3/4% Senior Notes held by the Pledging Noteholders, at the same market price as $2.8 million of the 11  3/4% Senior Notes we purchased in the open market at the end of business on the prior day. We delivered to the trustee under the indenture governing the 11 3/4% Senior Notes, all $5.0 million aggregate principal amount of the 11 3/4% Senior Notes purchased on August 14 and 15, 2007, for cancellation in satisfaction of our mandatory sinking fund redemption that we were required to make by August 15, 2007 under the indenture.

Transactions with IFX Corporation

IFX Corporation (“IFX”) is a Latin American telecommunications service provider that provides internet access services to our Miami Operations and our in-country operations in Argentina, Chile, Colombia, Guatemala, Mexico, Panama and Uruguay. IFX is privately held by Michael Shalom and a family member. As President of our Company and Chairman of IFX, Michael Shalom is both a shareholder and officer of the Company and IFX. The Company sells IT products to and purchases internet access from IFX. During the years ended December 31, 2008, 2007 and 2006, the Company paid approximately $0.6 million, $0.5 million and $0.4 million, respectively, to IFX for their services. During the years ended December 31, 2008, 2007 and 2006, the Company sold approximately $0.03 million, $0.2 million and $0.1 million, respectively, of IT products to IFX. The Company did not have an outstanding receivable balance from IFX as of December 31, 2008. The outstanding receivable balance from IFX as of December 31, 2007 was $1.0 million. The trade receivables of IFX are guaranteed by Techno-Mundial, S.A., a former shareholder of our Company. We believe that all transactions with IFX have been made on terms that are not less favorable to us than those available in a comparable arm’s length transaction and in the ordinary course of business.

Mexican Facility

Harry Luchtan, our former general manager of Centel, is a co-owner of warehouse and office space located in Mexico City, Mexico which we lease for approximately $23,000 per month. The lease expires on January 1, 2011, and we have an option to purchase the facility for $3.0 million through December 31, 2011. We believe that the terms of the lease and option to purchase the facility are not less favorable to us than those available in a comparable arm’s length transaction and in the ordinary course of business.

Shareholders Agreement

Pursuant to our third amended and restated shareholders agreement among us and each of our shareholders, so long as the Shaloms beneficially own securities representing not less than 25.0% of our voting power in the aggregate, CVC International may nominate five directors and the Shaloms may nominate two directors to our Board of Directors and two directors are independent. CVC International is entitled to remove the independent directors at any time and replace them with other individuals who would be independent directors pursuant to the terms of the shareholder agreement.

The shareholders agreement also provides that we may not effect certain amendments to our certificate of incorporation or bylaws, incur certain levels of indebtedness, change our line of business or take certain other actions, without in each case obtaining the consent of the directors of our Company appointed by the Shaloms. In addition, each of our shareholders other than CVC International, whom we refer to as our minority shareholders, has granted CVC International an option to purchase all of our capital stock owned by such minority shareholder at fair value, upon the occurrence of a “termination event.” A termination event includes generally a termination of such minority shareholder’s employment (or other relationship) with our Company for cause or the termination by such minority shareholder of his or her employment (or other relationship) with our Company without good reason. Pursuant to the shareholders agreement, our shareholders have agreed to certain restrictions on the transfer of their stock in our Company, including rights of first offer, tag-along rights, drag-along rights and lock-ups. The shareholders agreement also provides Centel’s pre-acquisition shareholders (who received Class B common stock, non-voting stock in our Company in partial exchange for their shares in Centel) with observer rights in connection with meetings of our Board of Directors. The shareholders agreement will terminate upon the earliest to occur of (i) a date when CVC International no longer holds a majority of our voting equity securities or (ii) a date when the Shaloms hold less than 15.0% of the aggregate voting power of all outstanding equity securities.

Policy Concerning Related Person Transactions

We have adopted a formal written policy concerning related person transactions. A related person transaction is a transaction, arrangement or relationship involving us or a consolidated subsidiary (whether or not we or the subsidiary is a direct party to the transaction), on the one hand, and (i) a director, nominee for director, executive officer or other employee of us or a consolidated subsidiary, his or her immediate family members or any entity, including not-for-profit and charitable organizations, that any of them controls or in which any of them has a substantial beneficial ownership interest; or (ii) any person who is the beneficial owner of more than 5.0% of our voting securities or a member of the immediate family of such person, if at the time of the transaction, arrangement or relationship such person was known to us to be such a beneficial owner.

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

Director Independence

Our Board of Directors ensures that its determinations regarding the definition of “independent” are consistent with the Nasdaq Rules, the SEC rules and relevant securities and other laws and regulations. Consistent with these considerations, and after reviewing all relevant transactions or relationships between each director, or any of his family members, and us, our senior management and our independent auditors, our Board of Directors has affirmatively determined that six of our directors, Messrs. Bascur, Henriques, Madden, Pallordet and Small are independent directors within the meaning of the applicable laws, regulations and the listing standards of the Nasdaq. Messrs. Michael Shalom and Anthony Shalom are not “independent” directors under the Nasdaq independence standards. Messrs. Michael Shalom and Pallordet are not “independent” audit committee members under the Nasdaq independence standards for audit committee members. Mr. Anthony Shalom is not an “independent” compensation committee member under the Nasdaq independence standards for compensation committee members because he is the Chief Executive Officer of the Company.

Item 14.	Principal Accounting Fees and Services.

BDO Seidman, LLP (“BDO”) serves as the Company’s independent registered public accounting firm. The following table presents fees paid for audit of our annual consolidated financial statements and all other professional services rendered by BDO for the years ended December 31, 2008 and 2007.

	For the Years Ended December 31,
	2008	2007
	(Dollars in thousands)
Audit fees(1)	$1,011	$762
Audit-related fees	—	—
Tax fees	3	—
All other fees:
Review of Form S-1 Registration Statement	—	473

Total	$1,014	$1,235

(1)	Audit fees relate to the audit of the Company’s consolidated financial statements and the financial statements of our subsidiaries, quarterly reviews of our interim consolidated financial statements and the financial statements of our subsidiaries for the years ended December 31, 2008 and 2007.

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

(a) 3. List of Exhibits.

Exhibit No.	Exhibit
2.1	Stock Purchase Agreement among Court Square Capital, Ltd., the sellers named therein and Intcomex, Inc., dated August 27, 2004. Incorporated by reference to Exhibit 2.1 to the registration statement on Form S-4 (File No. 333-134090) (the “S-4 Registration Statement”).

3.1	Second Amended and Restated Certificate of Incorporation of Intcomex, Inc. Incorporated by reference to Exhibit 3.1 to the S-4 Registration Statement.

3.2	By-laws of Intcomex, Inc. Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2007.

4.1	Indenture, dated as of August 25, 2005, between Intcomex, Inc., the guarantors named therein, and the Bank of New York as Trustee. Incorporated by reference to Exhibit 4.1 to the S-4 Registration Statement.

4.2	Supplemental Indenture, dated as of October 31, 2006 to the Indenture, dated as of August 25, 2005. Incorporated by reference to Exhibit 4.10 to the S-4 Registration Statement.

4.3	Pledge Agreement among Intcomex, Inc., Intcomex Holdings, LLC and Intcomex Holdings SPC-I, LLC, as pledgors, in favor of The Bank of New York, as trustee, dated as of August 25, 2005. Incorporated by reference to Exhibit 4.4 to the S-4 Registration Statement.

4.4	Security Agreement by Software Brokers of America, Inc. and The Bank of New York, as trustee, dated as of August 25, 2005. Incorporated by reference to Exhibit 4.5 to the S-4 Registration Statement.

4.5	Lien Subordination Agreement among Comerica Bank, The Bank of New York and Software Brokers of America, Inc., dated as of August 25, 2005. Incorporated by reference to Exhibit 4.6 to the S-4 Registration Statement.

4.6	Stock Pledge Agreement between Intcomex Holdings, SPC-I, LLC, as pledgor, in favor of The Bank of New York, as trustee, dated as of August 25, 2005. Incorporated by reference to Exhibit 4.7 to the S-4 Registration Statement.

4.7	Share Charge between Intcomex Holdings, LLC, The Bank of New York and IXLA Holdings Ltd., dated as of August 25, 2005. Incorporated by reference to Exhibit 4.8 to the S-4 Registration Statement.

4.8	Treasury Management Services Controlled Collateral Account Service Agreement among Comerica Bank, Software Brokers of America, Inc. and The Bank of New York, dated August 25, 2005. Incorporated by reference to Exhibit 4.9 to the S-4 Registration Statement.

10.1	Credit Agreement between Software Brokers of America, Inc. and Comerica Bank, dated as of August 25, 2005. Incorporated by reference to Exhibit to 10.1 to the S-4 Registration Statement.

Exhibit No.	Exhibit
10.2	Amendment No. 1 to Credit Agreement, Amendment to Intcomex Subordination Agreement and Waiver Re Intcomex Subordinated Indebtedness, dated as of November 2, 2006, by and among Software Brokers of America, Inc., Comerica Bank and Intcomex, Inc. Incorporated by reference to Exhibit 10.7 of the S-4 Registration Statement.

10.3	Amendment No. 2 to Credit Agreement, dated as of May 15, 2007, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 18, 2007.

10.4	Amendment No. 3 to Credit Agreement, dated as of August 17, 2007, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on August 23, 2007.

10.5	Amendment No. 4 to Credit Agreement, dated as of March 28, 2008, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K filed with the SEC on March 31, 2008.#

10.6	Amendment No. 5 to Credit Agreement, dated as of May 14, 2008, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the SEC on May 14, 2008.

10.7	Amendment No. 6 to Credit Agreement, dated as of November 13, 2008, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.

10.8	Amendment No. 7 to Credit Agreement, dated as of March 20, 2009, by and among Software Brokers of America, Inc. and Comerica Bank.*

10.9	Third Amended and Restated Shareholders Agreement among Co-Investment LLC VII (Intcomex), the Shalom shareholders named therein, the Centel shareholders named therein, the additional shareholders named therein, and Intcomex, Inc., dated as of August 20, 2007. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on August 23, 2007.

10.10	Employment Agreement of Russell Olson, dated March 9, 2005. Incorporated by reference to Exhibit 10.4 of the S-4 Registration Statement.

10.11	Lease Agreement between Lit Industrial Limited Partnership, as landlord, and Software Brokers of America, Inc., as tenant, dated May 12, 2006. Incorporated by reference to Exhibit 10.6 of the S-4 Registration Statement.

10.12	Founders’ Stock Option Grant Agreement, dated February 27, 2007. Incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K filed with the SEC on March 30, 2007.#

10.13	Indemnity Agreement between Co-Investment LLC VII (Intcomex), Anthony Shalom and Michael Shalom, as Main Sellers, dated as of June 29, 2007. Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the SEC on August 17, 2007.

10.14	Restricted Stock Grant Agreement, dated as of November 14, 2007, between Intcomex, Inc. and Thomas A. Madden. Incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K filed with the SEC on March 31, 2008.#

10.15	Restricted Stock Grant Agreement, dated as of June 30, 2008, between Intcomex, Inc. and Adolfo Henriques. Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008.

10.16	Restricted Stock Grant Agreement, dated as of June 30, 2008, between Intcomex, Inc. and Thomas A. Madden. Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008.

10.17	Resignation Letter of Carol Miltner, dated as of January 20, 2009. Incorporated by reference to Exhibit 14 to the Current Report on Form 8-K filed on January 21, 2009.

12.1	Calculation of Ratio of Earnings to Fixed Charges.*

14.1	Intcomex, Inc. Code of Business Conduct and Ethics. Incorporated by reference to Exhibit 14 to the Current Report on Form 8-K filed on December 16, 2007.

21.1	Subsidiaries of Intcomex, Inc.*

31.1	Certification by Principal Executive Officer required by Section 302(b) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Principal Financial Officer required by Section 302(b) of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Exhibit
32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
#	Indicates a management contract or a compensatory plan or arrangement.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

INTCOMEX, INC.

By:	/s/ Anthony Shalom
Anthony Shalom
Chief Executive Officer, Chairman and Director

March 30, 2009

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ Anthony Shalom	Chief Executive Officer, Chairman and	March 30, 2009
Anthony Shalom	Director

/s/ Michael Shalom	President and Director	March 30, 2009
Michael Shalom

/s/ Russell A. Olson	Chief Financial Officer, Treasurer and	March 30, 2009
Russell A. Olson	Secretary

/s/ Enrique Bascur	Director	March 30, 2009
Enrique Bascur

/s/ Adolfo Henriques	Director	March 30, 2009
Adolfo Henriques

/s/ Thomas A. Madden	Director	March 30, 2009
Thomas A. Madden

/s/ Juan Pablo Pallordet	Director	March 30, 2009
Juan Pablo Pallordet

/s/ Andres Small	Director	March 30, 2009
Andres Small

Exhibit Index

Exhibit No.	Description of Exhibit
10.8	Amendment No. 7 to Credit Agreement, dated as of March 20, 2009, by and among Software Brokers of America, Inc. and Comerica Bank.

12.1	Calculation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Intcomex, Inc.

31.1	Certification by Principal Executive Officer required by Section 302(b) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer required by Section 302(b) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.