Form 10-Q
period 2009-03-31
Intcomex, Inc.
filed 2009-05-15
CIK 1359425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 14, 2009, the Registrant had 100,000 shares of common stock, voting, $0.01 par value, and 2,182 shares of Class B common stock, non-voting, $0.01 par value, outstanding. There is no public trading market for the common stock.

INTCOMEX, INC.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in 000’s, except share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents (includes restricted cash of $400 at December 31, 2008)	$18,956	$22,344
Trade accounts receivable (net of allowance for doubtful accounts of $5,596 and $5,202 at March 31, 2009 and December 31, 2008, respectively)	93,612	91,085
Inventories	86,476	90,858
Prepaid expenses, notes receivable and other	31,048	31,414
Due from related parties	244	278

Total current assets	230,336	235,979
Property and equipment, net	17,496	17,678
Goodwill	13,429	13,548
Identifiable intangible assets, net	1,768	1,938
Notes receivable and other	14,859	14,925

Total assets	$277,888	$284,068

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities
Lines of credit	$30,153	$31,041
Current maturities of long-term debt	604	617
Accounts payable	114,221	108,754
Accrued expenses and other	15,497	19,792
Due to related parties	55	49

Total current liabilities	160,530	160,253
Long-term debt, net of current maturities	99,086	105,248
Other long-term liabilities	4,094	4,017

Total liabilities	263,710	269,518

Commitments and contingencies

Shareholders’ equity
Common stock, voting $0.01 par value, 140,000 shares authorized; 100,000 shares issued and outstanding	1	1
Class B common stock, non-voting $0.01 par value, 10,000 shares authorized; 2,182 shares issued and outstanding	—	—
Additional paid in capital	21,204	21,138
Retained deficit	(2,027)	(2,040)
Accumulated other comprehensive loss	(5,000)	(4,549)

Total shareholders’ equity	14,178	14,550

Total liabilities and shareholders’ equity	$277,888	$284,068

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in 000’s, except share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue	$204,382	$277,459

Cost of revenue	183,786	250,941

Gross profit	20,596	26,518

Operating expenses
Selling, general and administrative	17,055	17,663
Depreciation and amortization	1,044	924

Total operating expenses	18,099	18,587

Operating income	2,497	7,931

Other expense (income)
Interest expense	3,834	4,251
Interest income	(147)	(249)
Other (income) expense, net	(3,711)	12
Foreign exchange loss (gain)	1,638	(5,508)

Total other expense (income)	1,614	(1,494)

Income before provision for income taxes	883	9,425

Provision for income taxes	870	601

Net income	$13	$8,824

Net income per weighted average share of common stock, voting and Class B common stock, non-voting:
Basic	$0.13	$86.36

Diluted	$0.13	$86.36

Weighted average number of common shares, voting and Class B common stock, non-voting, and common share equivalents used in per share calculation:
Basic	102,182	102,182

Diluted	102,182	102,182

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in 000’s)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$13	$8,824
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash stock-based compensation expense	66	73
Depreciation expense	926	745
Amortization expense	600	573
Bad debt expense	801	728
Inventory obsolescence expense	294	224
Deferred income tax expense (benefit)	188	(1,185)
Gain on extinguishment of long-term debt	(3,814)	(18)
Loss on disposal of property and equipment	12	—
Change in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivables	(3,328)	(8,761)
Inventories	4,088	(10,164)
Prepaid expenses, notes receivable and other	(320)	(7,305)
Due from related parties	34	836
Increase (decrease) in:
Accounts payable	5,467	7,418
Accrued expenses and other	(4,177)	(1,880)
Due to related parties	6	(2)

Net cash provided by (used in) operating activities	856	(9,894)

Cash flows from investing activities
Purchases of property and equipment	(779)	(1,391)
Proceeds from notes receivable	61	—
Proceeds from disposition of assets	3	3

Net cash used in investing activities	(715)	(1,388)

Cash flows from financing activities
(Payments) borrowings under lines of credit, net	(888)	4,874
Borrowings under long-term debt	57	36
Payments of long-term debt	(2,418)	(1,123)

Net cash (used in) provided by financing activities	(3,249)	3,787
Effect of foreign currency exchange rate changes on cash and cash equivalents	(280)	399

Net decrease in cash and cash equivalents	(3,388)	(7,096)
Cash and cash equivalents, beginning of period	$22,344	$29,399

Cash and cash equivalents, end of period	$18,956	$22,303

Supplemental disclosure of non-cash flow information
Property and equipment acquired through financing	$—	$36

The accompanying notes are an integral part of the condensed consolidated financial statements.

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

Organization

The accompanying unaudited condensed consolidated financial statements include the accounts of Intcomex and its subsidiaries (collectively referred to herein as the “Company”) including the accounts of Intcomex Holdings, LLC (“Holdings”) (parent company of Software Brokers of America, Inc. (“SBA”), a Florida corporation), IXLA Holdings, Ltd. (“IXLA”), IFC International, LLC, a Delaware limited liability company (“IFC”) and Intcomex International Holdings Cooperatief U.A., a Netherlands cooperative (“Coop”). IXLA is the Cayman Islands limited time duration holding company of 14 separate subsidiaries located in Central America, South America, and the Caribbean. IFC and Coop are the parent companies of Intcomex Holdings SPC-1, LLC (parent company of Centel, S.A. de C.V. (“Centel”), a dually formed company in the U.S. and Mexico).

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include certain information and disclosures normally required for comprehensive annual consolidated financial statements. Therefore, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2008, included in the Company’s Form 10-K filed with the SEC on March 30, 2009 (“Annual Report”). The results of operations for the three months ended March 31, 2009, may not be indicative of the results of operations that can be expected for the full year.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of March 31, 2009, and its results of operations and its statements of cash flows for the three months ended March 31, 2009 and 2008, as applicable. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements reflect the Company as the reporting entity for all periods presented.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation. In particular, the elimination of the 2008 gains from the Company’s repurchase of its 11 3/4% Second Priority Senior Secured Notes (the “11  3/4 % Senior Notes”) have been reclassified to operating activities from financing activities in the unaudited condensed consolidated statement of cash flows.

Computation of Net Income per Share

The Company reports both basic and diluted net income per share. Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily reflect the potential dilution that could occur if stock options and other commitments to issue common stock were exercised using the treasury stock method.

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

The Company has two classes of common stock: voting and Class B, non-voting (collectively herein referred to as the “Common Stock”). Common stock, voting and Class B common stock, non-voting have substantially identical rights with respect to any dividends or distributions of cash or property declared on shares of common stock and rank equally as to the right to receive proceeds on liquidation or dissolution of the Company after the payment of the Company’s indebtedness. The Company uses the two-class method for calculating net income per share. Basic and diluted net income per share of Common Stock are the same.

The following table sets forth the computation of basic and diluted net income per weighted average share of Common Stock:

	Three Months Ended March 31,
	2009	2008
Numerator for basic and diluted net income per share of Common Stock:
Net income	$13	$8,824

Denominator:
Denominator for basic net income per share of Common Stock – weighted average shares	102,182	102,182

Effect of dilutive securities:
Stock options and unvested restricted stock(1)	—	—

Denominator for diluted net income per share of Common Stock – adjusted weighted average shares	102,182	102,182

Net income per share of Common Stock:
Basic	$0.13	$86.36

Diluted	$0.13	$86.36

(1)

The stock options were antidilutive during the three months ended March 31, 2009 and 2008, as the fair value was below the exercise price. The shares of restricted common stock, non-voting were antidilutive during the three months ended March 31, 2009 and 2008.

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

The carrying amounts of cash and cash equivalents, trade accounts receivable, notes and other receivables, accounts payable, accrued expenses and other approximate fair value because of the short-term nature of these items. The carrying amounts of outstanding short-term debt approximate fair value because interest rates over the term of these financial instruments approximate current market interest rates available to the Company. The current market price of outstanding long-term debt approximates fair value because the Company’s 11  3/4% Senior Notes are freely traded in the open market. As of May 11, 2009, our notes traded at 35.00 of face value, a substantial discount to their face amount.

The amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices approximates the fair value of derivative financial instruments. The Company’s foreign currency forward contract with a notional amount of $5,205 and $11,800, respectively, as of March 31, 2009 and December 31, 2008, had a fair value of $(135) and $(31), respectively.

There were no changes to our valuation methodology for assets and liabilities measured at fair value during the three months ended March 31, 2009, from our initial adoption of SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 for the Company’s financial and nonfinancial assets and liabilities did not have a material impact on its unaudited condensed consolidated financial statements.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

Comprehensive (Loss) Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive (loss) income and its components in the Company’s consolidated financial statements. Comprehensive (loss) income is the change in equity during a period from transactions and other events and circumstances from non-owner sources, comprised of net income and other comprehensive (loss). Comprehensive (loss) income consisted of the following for the periods presented:

	For the Three Months Ended March 31,
	2009	2008
Comprehensive (loss) income
Net income	$13	$8,824
Foreign currency translation adjustments	(451)	399

Total comprehensive (loss) income	$(438)	$9,223

Total comprehensive (loss) income was driven primarily by operating gains and foreign currency translation adjustments related to our operations in Mexico of $(451) and $399, respectively, for the three months ended March 31, 2009 and 2008, respectively. Accumulated other comprehensive loss, consisting of cumulative foreign currency losses, included in shareholders’ equity totaled $(5,000) and $(4,549), respectively, as of March 31, 2009 and December 31, 2008.

Note 2. Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 to our audited consolidated financial statements included in our Annual Report. These accounting policies have not significantly changed.

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position (“FSP”) No. 107-1 and Accounting Principles Board (“APB”) 28-1 (FSP No. 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods and also amends APB Opinion No. 28, Interim Financial Reporting. This FSP enhances consistency in financial reporting by increasing the frequency of fair value disclosures and is effective for interim and annual periods ending after June 15, 2009, and is to be applied prospectively. The Company does not expect the adoption of the FSP to have a material impact on its unaudited condensed consolidated financial statements.

Accounting Pronouncements Recently Adopted

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Under SFAS No. 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective beginning January 1, 2009. SFAS No. 161 encourages comparative disclosures for earlier periods at initial adoption. The Company has included the effect of SFAS No. 161 in its unaudited condensed consolidated financial statements.

In February 2008, the FASB issued FSP Financial Accounting Standard (“FAS”) No. 157-2, Effective Date of FASB Statement No. 157 (“FAS No. 157-2”) which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009. In accordance with FAS No. 157-2, the Company adopted SFAS No. 157 for its nonfinancial assets and nonfinancial liabilities as of January 1, 2009, which had no effect on the condensed unaudited consolidated financial statements.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

Note 3. Property and Equipment, Net

Property and equipment, net consisted of the following for the periods presented:

	As of March 31, 2009	As of December 31, 2008
Property and equipment, net
Land	$735	$735
Building and leasehold improvements	8,196	8,039
Office furniture, vehicles and equipment	10,793	10,672
Warehouse equipment	2,443	2,445
Software	7,531	7,104

Total property and equipment	29,698	28,995
Less accumulated depreciation	(12,202)	(11,317)

Total property and equipment, net	$17,496	$17,678

Property and equipment, net included $2,754 and $3,528 of capitalized leases at March 31, 2009 and December 31, 2008, respectively. There was no interest expense capitalized to property and equipment during the three months ended March 31, 2009 and 2008.

Note 4. Identifiable Intangible Assets, Net and Goodwill

Identifiable Intangible Assets, Net

Identifiable intangible assets, net consisted of the following for the periods presented:

As of March 31, 2009	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships	$3,630	$(1,390)	$(565)	$1,675	10.0
Tradenames	1,080	(953)	(34)	93	3.5
Non-compete agreements	730	(730)	—	—	3.0
Patents — TGM S.A.	5	(5)	—	—

Total identifiable intangible assets, net	$5,445	$(3,078)	$(599)	$1,768

As of December 31, 2008	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships	$3,630	$(1,299)	$(512)	$1,819	10.0
Tradenames	1,080	(927)	(34)	119	3.5
Non-compete agreements	730	(730)	—	—	3.0
Patents —TGM S.A.	5	(5)	—	—

Total identifiable intangible assets, net	$5,445	$(2,961)	$(546)	$1,938

There were no impairment charges against identifiable intangible assets for the three months ended March 31, 2009 and 2008.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets. In connection with the annual impairment test conducted in the fourth quarter of 2008, we used current market capitalization, control premiums, discounted cash flows and other factors as the best evidence of fair value and determined that our goodwill was impaired. The impairment test resulted in a substantially lower value attributable to our goodwill. The impairment charge represents the extent to which the carrying values exceed the fair value attributable to the goodwill. Fair values were determined based upon market conditions, the income approach which utilized cash flow projections and other factors.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

As of March 31, 2009 and December 31, 2008, the balance of goodwill was $13,429 and $13,548, respectively. As of March 31, 2009, the carrying amount of goodwill decreased by $119, which related to the cumulative foreign currency translation effect of the Mexican Peso. As of December 31, 2008, the carrying amount of goodwill decreased by $20,709 from December 31, 2007, of which $1,932 related to the cumulative foreign currency translation effect of the Mexican Peso and $18,777 related to the goodwill impairment charge. There were no impairment charges against goodwill for the three months ended March 31, 2009 and 2008.

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

Lines of credits consisted of the following for the periods presented:

	As of March 31, 2009	As of December 31, 2008
Lines of credit
SBA – Miami	$23,670	$23,643
Intcomex Peru S.A.C	3,529	3,942
Intcomex de Guatemala, S.A.	1,400	300
TGM S.A. – Uruguay	667	1,617
Intcomex de Ecuador, S.A.	315	522
Intcomex Colombia, LTDA	160	1,017
Other	412	—

Total lines of credit	$30,153	$31,041

As of March 31, 2009 and December 31, 2008, the total amounts available under the credit facilities were $14,849 and $14,447, respectively. The outstanding balance is primarily attributed to borrowing by our subsidiaries to meet local working capital requirements, particularly borrowings related to our operations in Guatemala, partially offset by a reduction in the borrowing requirements related to our operations in Colombia and Uruguay.

SBA has a $30,000 revolving credit facility with Comerica Bank, including $200 of letter of credit commitments and a capital expenditures limit of $1,000. Borrowings against the facility bear interest at the Eurodollar rate plus 3.5% and are secured on a first priority basis with all the assets of SBA. Interest is due monthly and the facility has a maturity date of January 1, 2010. Amounts borrowed under the facility may be repaid and re-borrowed at any time during the term of the agreement. Borrowing capacity is established monthly based on certain parameters established under the agreement. Advances under the facility are provided based on 85.0% of eligible domestic accounts receivable and 67.5% of eligible foreign accounts receivable plus 60.0% of eligible domestic inventory, less any credit facility reserves. The credit facility contains certain financial and non-financial covenants.

On March 20, 2009, SBA obtained a waiver to its credit agreement from Comerica Bank for its senior debt to tangible effective net worth ratio, minimum tangible effective net worth and net income, as of December 31, 2008. SBA also obtained an amendment to its credit agreement for the definitions of the borrowing base, revolving credit note and SBA’s permitted investments. The amendment allows SBA to issue commercial letters of credit and standby letters of credit, not to exceed $2,000 at any one time outstanding. Borrowings against the facility bear interest at the daily adjustable LIBOR rate (at no time less than 2.0%) plus the applicable margin of 4.0%. SBA is required to provide accounts payable aging, insurance and borrowing base certificates on a bi-weekly basis. SBA is also required to maintain monthly stated levels of EBITDA and SBA and its guarantor shall maintain quarterly stated levels of net income, effective March 31, 2009 to December 31, 2009. For a detailed discussion of the revolving credit facility with Comerica Bank, see “Part I, Item 8. Financial Statements and Supplementary Data,” Notes to Audited Consolidated Financial Statements, Note 6. Lines of Credit” in our Annual Report.

As of March 31, 2009 and December 31, 2008, SBA’s outstanding draws against the revolving credit facility were $21,469 and $21,476, respectively, and outstanding checks issued in excess of bank balances were $2,201 and $2,167, respectively. Based on collateral limitations, the remaining amounts available under the revolving credit facility were $5,653 and $4,957, respectively, as of March 31, 2009 and December 31, 2008. As of March 31, 2009, the Company was in compliance with all of the covenants under its credit facility.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

Intcomex Peru S.A.C.

Intcomex Peru S.A.C. (“Intcomex Peru”) has four lines of credit with two financial institutions totaling $4,180 as of March 31, 2009 and December 31, 2008, respectively. The lines are collateralized with a guarantee from Holdings and carry interest rates ranging from 5.0% to 11.0%.

Intcomex de Guatemala, S.A.

Intcomex de Guatemala, S.A. (“Intcomex Guatemala”) has one line of credit with a local financial institution carrying an interest rate of 9.0%. The line of credit matured on May 7, 2009.

T.G.M. S.A.

TGM S.A. – Uruguay (“Intcomex Uruguay”) has four lines of credit with local financial institutions totaling $3,650 and $3,900 as of March 31, 2009 and December 31, 2008, respectively. Each line of credit carries an interest rate of 8.0% and expires on June 30, 2009.

Intcomex de Ecuador, S.A.

Intcomex de Ecuador, S.A. (“Intcomex Ecuador”) has a line of credit with a local financial institution carrying an interest rate of 9.0%. The line of credit matured on April 28, 2009.

Intcomex Colombia, LTDA

Intcomex Colombia, LTDA (“Intcomex Colombia”) has three lines of credit with local financial institutions carrying interest rates ranging from 13.5% to 28.0%.

Note 6. Long-Term Debt

Long-term debt consisted of the following for the periods presented:

	As of March 31, 2009	As of December 31, 2008
Long-term debt, net of current portion
Intcomex, Inc. – 11 3/4% Senior Secured	$97,610	$103,630
SBA – Capital lease	1,301	1,395
Intcomex Peru – Collateralized notes	686	721
Other, including various capital leases	93	119

Total long-term debt	99,690	105,865
Current maturities of long-term debt	(604)	(617)

Total long-term debt, net of current portion	$99,086	$105,248

On August 25, 2005, the Company consummated a high yield debt offering of $120,000 in aggregate principal amount of 11  3/ 4% Senior Notes, due January 15, 2011. The 11  3/4% Senior Notes are secured with 100.0% of the common shares of Holdings and SPC-I, 65.0% of the common shares of IXLA, with a second priority lien on the assets of SBA. On December 14, 2006, the Company completed the exchange of 100.0% of the outstanding principal of the 11  3/4% Senior Notes for SEC registered publicly tradable notes that have substantially identical terms and conditions as the initial notes. On or after January 15, 2007, the Company was eligible to redeem a portion or all of the 11  3/4% Senior Notes.

On April 30, 2007, SBA entered into a lease agreement with Comerica Bank in the principal amount of $1,505 for the lease of the Miami office and warehouse equipment. Interest is due monthly at 6.84% of the total equipment costs and all outstanding amounts are due April 30, 2012. As of March 31, 2009 and December 31, 2008, $1,065 and $1,135, respectively, remained outstanding under the lease agreement.

The Company recognized a gain of $3,814 and $18, respectively, on the redemption of its 11 3/4% Senior Notes for the three months ended March 31, 2009 and 2008, which is included in other expense (income), net in the consolidated statement of operations. As of March 31, 2009 and December 31, 2008, $97,610 and $103,671, respectively, of the 11   3/4% Senior Notes remained outstanding.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

On January 13 and 14, 2009, the Company repurchased $1,000 of its 11 3/4% Senior Notes in arm’s length transactions, at 40.00 of face value plus accrued interest. On February 11 and 23, 2009, the Company repurchased $1,500 and $1,560, respectively, of its 11 3/4% Senior Notes in arm’s length transactions, at 36.00 of face value plus accrued interest. On March 26, 2009, the Company repurchased $1,025 of its 11 3/4% Senior Notes in arm’s length transactions, at 36.00 of face value plus accrued interest.

Note 7. Income Taxes

Income tax provision consisted of the following for the periods presented:

	Three Months Ended March 31,
	2009	2008
Income tax provision
Current expense (benefit)
Federal and state	$8	$(131)
Foreign	674	1,917

Total current expense	682	1,786

Deferred expense (benefit)
Federal and state	160	(875)
Foreign	28	(310)

Total deferred expense (benefit)	188	(1,185)

Total income tax provision	$870	$601

A reconciliation of the statutory federal income tax rate and effective rate as a percentage of income before provision for income taxes consisted of the following for the periods presented:

	For the Three Months Ended March 31,
	2009	%	2008	%
Effective tax rate
Income before provision for income taxes
U.S.	$315		$(2,985)
Foreign	568		12,410

Income before provision for income taxes	$883		$9,425

Tax at statutory rate	$300	34%	$3,205	34%
State income taxes, net of federal income tax benefit	18	2%	(137)	(2)%
Effect of tax rates on non-U.S. operations	507	57%	(2,487)	(26)%
Change in valuation allowance	45	5%	20	—

Effective tax rate	$870	98%	$601	6%

Our effective tax rate was 98% for the three months ended March 31, 2009, as compared to 6% for the three months ended March 31, 2008. The increase in the effective tax rate was primarily due to higher taxable earnings primarily in the U.S. and the absence of non-taxable income in several of our foreign operations, as compared to the three months ended March 31, 2008.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

The Company’s deferred tax assets were attributable to the following for the periods presented:

	As of March 31, 2009	As of December 31, 2008
Deferred tax assets
Current assets:
Allowance for doubtful accounts	$908	$960
Inventories	704	725
Accrued expenses	503	621
Other	296	296

Total current assets	2,411	2,602
Non-current assets:
Tax goodwill	802	864
Net operating losses	13,245	13,225
Other	1,024	974
Valuation allowances	(4,847)	(4,802)

Total non-current assets	10,224	10,261

Total deferred tax assets	$12,635	$12,863

Deferred tax liabilities
Current liabilities:
Inventories	(235)	(328)

Total current liabilities	$(235)	$(328)
Non-current liabilities:
Fixed assets	(1,557)	(1,467)
Amortizable intangible assets	(713)	(746)
Inventories	(128)	(132)

Total non-current liabilities	(2,398)	(2,345)

Total deferred tax liabilities	$(2,633)	$(2,673)

Net deferred tax assets	$10,002	$10,190

As of March 31, 2009 and December 31, 2008, the balance of SBA’s tax goodwill was $2,789 and 2,953, respectively. SBA recorded tax goodwill of approximately $9,843 in July 1998, which is being amortized for tax purposes over 15 years. SBA established $262 of deferred tax assets for foreign withholding taxes paid in El Salvador during 2005.

As of December 31, 2008, the Company’s U.S. federal and state of Florida net operating losses (“NOLs”) resulted in $10,864 of deferred tax assets, which will begin to expire in 2026. The Company analyzed the available evidence related to the realization of the deferred tax assets, considered the current negative economic environment and determined it is now more likely than not that the Company will not recognize a portion of its deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies. As of March 31, 2009 and December 31, 2008, the Company recorded, against the respective NOLs, a valuation allowance of $4,847 and $4,802, respectively, of which $2,731 and $2,723 related to the U.S. and $2,116 and $2,079 related to our In-country Operations, respectively, as management did not believe that it would fully realize their benefit.

Intcomex Colombia has $275 deferred tax assets related to a NOL carryforward. Management established a $250 valuation allowance against the deferred tax assets pending Intcomex Colombia’s further growth in taxable income. Colombia allows for an eight year carryforward on NOLs, which expires in 2013.

Intcomex Argentina S.R.L. (“Intcomex Argentina”) has $4,454 in NOLs resulting in a deferred tax asset of $1,559, which will begin to expire in 2011. A $1,559 valuation allowance has been recorded against this NOL as management does not believe that it will realize its full benefit. In Mexico, Intcomex SPC-I had a $1,096 NOL in 2008 resulting in a deferred tax asset of $307, which will expire in 2018. A $307 valuation allowance has been recorded against this NOL, as management does not believe that it will realize its full benefit.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

The Company’s NOLs consisted of the following for the periods presented:

	As of
	March 31, 2009			December 31, 2008
	Gross NOL	NOL-Deferred Tax Asset	Valuation Allowance	Gross NOL	NOL-Deferred Tax Asset	Valuation Allowance
U.S. federal and state	$28,693	$10,864	$2,731	$29,918	$10,881	$2,723
Foreign
Intcomex Argentina	4,454	1,559	1,559	4,348	1,522	1,522
Intcomex Colombia	830	275	250	830	275	250
Intcomex Jamaica Ltd.	720	240	—	720	240	—
Centel (Mexico)	1,096	307	307	1,096	307	307

Total foreign	7,100	2,381	2,116	6,994	2,344	2,079

Total	$35,793	$13,245	$4,847	$36,912	$13,225	$4,802

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

The Company files tax returns in the U.S., the state of Florida and in various foreign jurisdictions in which the Company conducts business throughout Latin America and the Caribbean. The IRS examined the 2004 and 2005 tax returns and concluded with no change to the returns. Tax year 2006 remains open for examination by the IRS. Tax years 2004, 2005 and 2006 remain open for examination by the Florida Department of Revenue.

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

Note 8. Fair Value of Derivative Instruments

The Company accounts for its derivative instruments in accordance with SFAS No. 133 and SFAS No. 161, which requires enhanced disclosures about an entity’s derivative and hedging activities. Under SFAS No. 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

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

As of March 31, 2009 and December 31, 2008, the total notional amounts of the foreign currency forward contracts were $5,205 and $11,800, respectively, relating to derivative instruments in two of our In-country Operations. There were no derivatives designated as hedging instruments under SFAS No. 133 for the three months ended March 31, 2009 and March 31, 2008. A summary of the location and amounts of the fair value in the consolidated balance sheets and derivative losses in the statement of operations related to the Company’s derivatives designated as hedging instruments under SFAS No. 133 during the periods presented, consisted of the following:

Effect of Derivative Instruments on the Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008:

		As of
		March 31, 2009	December 31, 2008
	Location	Fair Value(1)	Fair Value(1)
Derivatives instruments:
Foreign currency forward	Accounts payable	$135	$31

Total		$135	$31

(1)	– Other observable inputs (Level 2).

Effect of Derivative Instruments on the Statement of Operations for the Three Months Ended March 31, 2009 and 2008:

		For the Three Months Ended March 31,
		2009	2008
	Location	Loss	Loss
Derivatives instruments:
Foreign currency forward	Other expense (income)	$135	$—

Total		$135	$—

Note 9. Share-Based Compensation

The Company recognizes compensation expense under the provisions of SFAS No. 123R, Share-Based Payment (revised 2004) (“SFAS No. 123R”) for its share-based compensation plans utilizing the modified prospective method for awards issued, modified, repurchased or canceled. Share-based compensation expense is based on the fair value of the award and measured at grant date, recognized as an expense in earnings over the requisite service period and is recorded in salaries, wages and benefits in the consolidated statements of operations as part of selling, general and administrative expenses.

Total compensation expense for share-based compensation arrangements charged against income during the three months ended March 31, 2009 and 2008 were $66 and $73, respectively. Compensation expense of $54 and $73, respectively, related to the stock options issued pursuant to the 2007 Founders’ Option Plan was charged against income during the three months ended March 31, 2009 and 2008, and $12 related to the restricted shares of common stock, non-voting, issued pursuant to the 2008 Restricted Stock Issuances was charged against income during the three months ended March 31, 2009. There were no charges against income related to the restricted shares of common stock, non-voting for the three months ended March 31, 2008, as no restricted shares of common stock were issued during the period.

As of March 31, 2009 and December 31, 2008, there were $286 and $521 respectively, of total outstanding compensation costs for unvested share-based compensation arrangements, of which $190 and $363, respectively, related to the stock options and $96 and $158, respectively, related to the restricted shares of common stock, non-voting. These compensation costs will be recognized over a weighted average period of 2.0 years.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

Stock Options

In February 2007, options to acquire an aggregate of approximately 1,540 shares of Class B common stock, non-voting were granted under the 2007 Founders’ Grant Stock Option Plan (the “2007 Founders’ Option Plan”) to certain management employees and independent, non-employee directors. The options were granted at an exercise price of $1,077 per share, which was equal to the fair value of our common stock on the date of grant. The weighted-average grant date fair value of the options granted was $566 per share. The shares vest ratably over a three year vesting period of one-third per year on the annual anniversary date and expire 10 years from the date of grant. There were no stock options granted during the three months ended March 31, 2009 and 2008. As of March 31, 2009 and December 31, 2008, the number of options vested were 853 and 497, respectively. The options were antidilutive as of March 31, 2009 and December 31, 2008, as the fair value of the options were below the exercise price of the options.

A summary of the stock option activity under the 2007 Founders’ Option Plan and changes during the periods presented, consisted of the following:

	Outstanding Shares	Weighted-Average Exercise Price per Share	Exercisable Shares
Balance at January 1, 2008	1,540	$1,077	—
Granted	—	—	513
Exercised	—	—	—
Forfeited or expired	—	—	—

Balance at March 31, 2008	1,540	$1,077	513
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	(50)	—	(16)

Balance at December 31, 2008	1,490	$1,077	497
Granted	—	—	426
Exercised	—	—	—
Forfeited or expired	(210)	—	(70)

Balance at March 31, 2009	1,280	$1,077	853

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

Restricted Shares of Common Stock

In February 2008 our Board of Directors authorized, and in June 2008 our shareholders approved, the issuance of 73 restricted shares of common stock, non-voting, with a three year cliff vesting period to our director Mr. Henriques, as the initial equity consideration for his election to the Board of Directors and 41 restricted shares of common stock, non-voting, with a three year cliff vesting period to our director Mr. Madden and our former director Ms. Miltner, as their annual equity consideration for board membership, (collectively the “2008 Restricted Stock Issuances”). In January 2009, Ms. Miltner surrendered her right to the restricted shares of common stock, in accordance with the terms of her resignation agreement with the Company.

There were 155 restricted shares of common stock, non-voting, granted under the 2008 Restricted Stock Issuances to certain independent, non-employee directors during the three months ended March 31, 2008. The restricted shares of common stock, non-voting were antidilutive. The Company did not grant any restricted shares of common stock, non-voting, during the three months ended March 31, 2009.

A summary of the unvested restricted shares of common stock, non-voting award activity under the 2008 Restricted Stock Issuances and changes during periods presented, consisted of the following:

	Restricted Common Stock, Non-voting (in shares)	Weighted-Average Grant-Date Fair Value per Share (in dollars) (1)
Unvested Balance at January 1, 2008	—	—
Granted	155	$1,225
Vested	—	—
Forfeited	—	—

Unvested Balance at December 31, 2008	155	$1,225

Granted	—	—
Vested	—	—
Forfeited	(41)	—

Unvested Balance at March 31, 2009	114	$1,225

(1)	The fair value of the restricted shares of common stock, non-voting was estimated by the Company on June 30, 2008, the date the Company received unanimous shareholder approval.

Note 10. Commitments and Contingencies and Other

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

Note 11. Additional Paid in Capital

In February 2008 our Board of Directors authorized, and in June 2008 our shareholders approved, the issuance of 73 restricted shares of common stock, non-voting, with a three year cliff vesting period to our director Mr. Henriques, as the initial equity consideration for his election to the Board of Directors and 41 of restricted shares of common stock, non-voting, with a three year cliff vesting period to our director Mr. Madden and our former director Ms. Miltner, as their annual equity consideration for board membership. In January 2009, Ms. Miltner surrendered her right to the restricted shares of common stock, in accordance with the terms of her resignation agreement with the Company.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

For a detailed discussion of the stock-based compensation, see “Note 9. Share-Based Compensation” in these Notes to Condensed Consolidated Financial Statements.

Note 12. Segment Information

The Company operates in a single industry segment, that being a distributor of IT products. The Company’s operating segments are based on geographic location. Geographic areas in which the Company operates include sales generated from and invoiced by the Miami, Florida operations (the “Miami Operations”) and sales generated from and invoiced by all of the Latin American and Caribbean subsidiary operations. The subsidiary operations conduct business with sales and distribution centers in the following countries: Argentina, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Jamaica, Mexico, Panama, Peru, and Uruguay and a sales office in Brazil (collectively, our “In-country Operations”).

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

Inter-segment revenue primarily represents intercompany revenue between the Miami Operations and the In-country Operations at established prices. Intercompany revenue between the related companies is eliminated in consolidation. The measure for the Company’s segment profit is operating income. Financial information by geographic operating segment is as follows for the periods presented:

	For the Three Months Ended March 31,
	2009	2008
Statement of Operations Data:
Revenue
Miami Operations
Revenue to unaffiliated customers(1)	$55,007	$80,965
Intersegment	53,591	71,438

Total Miami Operations	108,598	152,403
In-country Operations	149,375	196,494
Eliminations of inter-segment	(53,591)	(71,438)

Total revenue	$204,382	$277,459

Operating income
Miami Operations	$124	$1,867
In-country Operations	2,373	6,064

Total operating income	$2,497	$7,931

	As of March 31, 2009	As of December 31, 2008
Balance Sheet Data:
Assets
Miami Operations	$150,309	$143,993
In-country Operations	127,579	140,075

Total assets	$277,888	$284,068

Property & equipment, net
Miami Operations	$8,243	$8,168
In-country Operations	9,253	9,510

Total property & equipment, net	$17,496	$17,678

Goodwill
Miami Operations	$—	$—
In-country Operations	13,429	13,548

Total goodwill	$13,429	$13,548

(1)	For purposes of geographic disclosure, revenue is attributable to the country in which the Company’s individual business resides.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

Note 13. Guarantor Condensed Consolidating Financial Statements

At March 31, 2009 and December 31, 2008, $97,610 and $103,630, respectively, of the 11  3/4% Senior Notes remained outstanding. The 11 3/4% Senior Notes are guaranteed by each of the Company’s domestic subsidiaries (collectively, the “Subsidiary Guarantors”) and with 65.0% of the common shares of IXLA (collectively, the “Non-Guarantor Subsidiaries”). Each of the note guarantees covers the full amount of the 11 3/4% Senior Notes and each of the Subsidiary Guarantors is 100% owned by the Company. Pursuant to Rule 3-10(f) of Regulation S-X, supplemental financial unaudited information for the Company, its combined Subsidiary Guarantors and its combined Non-Guarantor Subsidiaries is presented below:

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2009

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Current assets
Cash and equivalents	$106	$98	$18,752	$—	$18,956
Trade accounts receivable, net	—	63,810	70,361	(40,559)	93,612
Inventories	—	25,233	61,243	—	86,476
Other	40,144	5,013	69,078	(82,943)	31,292

Total current assets	40,250	94,154	219,434	(123,502)	230,336

Long-term assets
Property and equipment, net	4,075	4,168	9,253	—	17,496
Investments in subsidiaries	99,724	171,723	(1,460)	(269,987)	—
Goodwill	—	7,418	6,011	—	13,429
Other	10,554	50,767	5,155	(49,849)	16,627

Total assets	$154,603	$328,230	$238,393	$(443,338)	$277,888

Liabilities and shareholders’ equity
Current liabilities	$9,382	$155,868	$118,741	$(123,461)	$160,530
Long-term debt, net of current maturities	97,610	915	561	—	99,086
Other long-term liabilities	33,433	18,292	2,227	(49,858)	4,094

Total liabilities	140,425	175,075	121,529	(173,319)	263,710
Total shareholders’ equity	14,178	153,155	116,864	(270,019)	14,178

Total liabilities and shareholders’ equity	$154,603	$328,230	$238,393	$(443,338)	$277,888

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2008

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Current assets
Cash and equivalents	$—	$26	$22,318	$—	$22,344
Trade accounts receivable, net	—	65,034	70,750	(44,699)	91,085
Inventories	—	21,763	69,095	—	90,858
Other	40,280	3,872	68,960	(81,420)	31,692

Total current assets	40,280	90,695	231,123	(126,119)	235,979

Long-term assets
Property and equipment, net	3,876	4,292	9,510	—	17,678
Investments in subsidiaries	98,878	170,941	—	(269,819)	—
Goodwill	—	7,418	6,130	—	13,548
Other	10,916	40,904	4,972	(39,929)	16,863

Total assets	$153,950	$314,250	$251,735	$(435,867)	$284,068

Liabilities and shareholders’ equity
Current liabilities	$12,191	$143,629	$131,530	$(127,097)	$160,253
Long-term debt, net of current maturities	103,630	1,009	609	—	105,248
Other long-term liabilities	23,579	18,270	2,097	(39,929)	4,017

Total liabilities	139,400	162,908	134,236	(167,026)	269,518
Total shareholders’ equity	14,550	151,342	117,499	(268,841)	14,550

Total liabilities and shareholders’ equity	$153,950	$314,250	$251,735	$(435,867)	$284,068

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2009

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Revenue	$—	$108,599	$149,374	$(53,591)	$204,382
Cost of revenue	—	101,982	135,395	(53,591)	183,786

Gross profit	—	6,617	13,979	—	20,596
Operating expenses	2,252	4,220	11,627	—	18,099

Operating (loss) income	(2,252)	2,397	2,352	—	2,497
Other expense (income)
Interest expense (income), net	3,606	472	(391)	—	3,687
Other, net	(5,094)	(1,592)	1,607	3,006	(2,073)

Total other (income) expense	(1,488)	(1,120)	1,216	3,006	1,614

(Loss) income before provision for income taxes	(764)	3,517	1,136	(3,006)	883
(Benefit) provision for income taxes	(777)	790	857	—	870

Net income (loss)	$13	$2,727	$279	$(3,006)	$13

Three Months Ended March 31, 2008

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Revenue	$(193)	$152,403	$196,687	$(71,438)	$277,459
Cost of revenue	(475)	144,778	178,072	(71,434)	250,941

Gross profit	282	7,625	18,615	(4)	26,518
Operating expenses	1,514	4,521	12,552	—	18,587

Operating (loss) income	(1,232)	3,104	6,063	(4)	7,931
Other expense (income)
Interest expense (income), net	3,683	355	(36)	—	4,002
Other, net	(11,666)	(12,549)	(6,309)	25,028	(5,496)

Total other (income) expense	(7,983)	(12,194)	(6,345)	25,028	(1,494)

Income (loss) before provision for income taxes	6,751	15,298	12,408	(25,032)	9,425
(Benefit) provision for income taxes	(2,073)	1,068	1,606	—	601

Net income (loss)	$8,824	$14,230	$10,802	$(25,032)	$8,824

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2009

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Cash flows from operating activities	$2,781	$246	$(2,171)	$—	$856

Cash flows from investing activities
Purchases of property and equipment, net	(458)	(107)	(214)	—	(779)
Other	—	—	64	—	64

Cash used in investing activities	(458)	(107)	(150)	—	(715)

Cash flows from financing activities
Borrowings (payments) under lines of credit, net	—	28	(916)	—	(888)
Borrowings under long-term debt	—	—	57	—	57
Payments of long-term debt	(2,217)	(95)	(106)	—	(2,418)

Cash flows from financing activities	(2,217)	(67)	(965)	—	(3,249)
Effects of exchange rate changes on cash	—	—	(280)	—	(280)

Net increase (decrease) in cash and cash equivalents	106	72	(3,566)	—	(3,388)
Cash and cash equivalents, beginning of period	$—	$26	$22,318	$—	$22,344

Cash and cash equivalents, end of period	$106	$98	$18,752	$—	$18,956

Three Months Ended March 31, 2008

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Cash flows from operating activities	$1,598	$(1,828)	$(9,664)	$—	$(9,894)

Cash flows from investing activities
Purchases of property and equipment, net	(617)	(177)	(597)	—	(1,391)
Other	—	—	3	—	3

Cash used in investing activities	(617)	(177)	(594)	—	(1,388)

Cash flows from financing activities
Borrowings (payments) under lines of credit, net	—	2,169	2,705	—	4,874
Borrowings under long-term debt	—	—	36	—	36
Payments of long-term debt	(981)	(89)	(53)	—	(1,123)

Cash flows from financing activities	(981)	2,080	2,688	—	3,787

Effects of exchange rate changes on cash	—	—	399	—	399

Net increase (decrease) in cash and cash equivalents	—	75	(7,171)	—	(7,096)
Cash and cash equivalents, beginning of period	$—	$81	$29,318	$—	$29,399

Cash and cash equivalents, end of period	$—	$156	$22,147	$—	$22,303

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”), including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, beliefs, estimates, forecasts, projections and management’s assumptions about our Company, our future performance, our liquidity and the IT products distribution industry in which we operate. Words such as “may,” “intend,” “expect,” “anticipate,” “believe,” “target,” “goal,” “project,” “plan,” “seek,” “estimate,” “continue,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses and other characterizations of future events or circumstances including, but not limited to, management’s expectations for competition, revenues, margin, expenses and other operating results; capital expenditures; liquidity; capital requirements, acquisitions and exchange rate fluctuations, each of which involves numerous risks and uncertainties, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, elsewhere herein and under “Part II —Other Information, Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 30, 2009 (“Annual Report”). These risks and uncertainties include, but are not limited to, the following:

•	adverse affects on our business and results of operations due to the global economic downturn;

•	an increase in competition in the markets in which we operate or plan to operate;

•	difficulties in maintaining and enhancing internal controls and management and financial reporting systems;

•	adverse changes in general, regional and country-specific economic and political conditions in Latin America and the Caribbean;

•	fluctuations of other currencies relative to the U.S. dollar;

•	difficulties in staffing and managing our foreign operations;

•	departures of our key executive officers;

•	increases in credit exposure to our customers;

•	adverse changes in our relationships with vendors and customers; or

•	declines in our inventory values.

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

Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statement because of certain factors discussed below or elsewhere in this Quarterly Report or included in the Company’s Annual Report. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report, and our unaudited condensed consolidated financial statements for the fiscal quarter ended March 31, 2009, which are included in this Quarterly Report.

Overview

We believe we are the largest pure play value-added distributor of IT products focused solely on serving Latin America and the Caribbean. We distribute computer components, peripherals, software, computer systems, accessories, networking products and digital consumer electronics to more than 40,000 customers in 40 countries. We offer single source purchasing to our customers by providing an in-stock selection of more than 5,700 products from over 191 vendors, including the world’s leading IT product manufacturers. From our headquarters and main distribution center in Miami, Florida, we support a network of 22 sales and distribution operations in 12 Latin American and Caribbean countries, and a sales office in Brazil.

Our results for the three months ended March 31, 2009, as compared to the corresponding period in 2008, reflect a decline in revenue across most of our product lines and our customer markets. Revenue decreased $73.1 million, or 26.3%, to $204.4 million for the three months ended March 31, 2009, from $277.5 million for the three months ended March 31, 2008. Our revenues were impacted by the severe decline in the global capital markets and the unprecedented levels of volatility and disruption of the capital and credit markets resulting in reduced demand for our products. Gross profit decreased $5.9 million, or 22.3%, to $20.6 million for the three months ended March 31, 2009, from $26.5 million for the three months ended March 31, 2008.

The current downturn in the global economy has increasingly become a factor impacting our net income. Total operating expenses decreased 2.5% for the three months ended March 31, 2009, as compared to the corresponding period in 2008, driven primarily by the restructuring efforts we undertook in the fourth quarter of 2008 in several of our In-country Operations. Net income was $0.01 million for the three months ended March 31, 2009, as compared to net income of $8.8 million for the same period in 2008. The global economic downturn and the disruptions in the credit markets have caused a slowdown in our revenue growth and a decline in our net income. In addition, we experienced an increase in foreign exchange losses due to the weakening of foreign currencies relative to the U.S. dollar, particularly the Colombian Peso.

Factors Affecting Our Results of Operations

The following events and developments have in the past, or are expected in the future, to have a significant impact on our financial condition and results of operations:

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

•

Macroeconomic trends and increased penetration of IT products. Since 2003, the Latin American and Caribbean economies have benefited from relatively high levels of economic growth, which we believe have had a positive impact on overall demand for IT products. In particular, we have continued to benefit from rapid growth in PC penetration rates and Internet penetration rates. From 1996 to 2007, spending on IT products (including hardware, packaged software and services) in Latin America and the Caribbean grew an average of 8.2% per year, from $21.8 billion to $52.0 billion. According to IDC, IT spending in Latin America and the Caribbean is projected to grow an average of 10.3% per year from 2007 to 2012, to $84.8 billion. We expect the overall demand for IT products to continue to be negatively impacted by the global economic downturn.

•

Shift in revenue to In-country Operations. One of our growth strategies is to expand the geographic presence of our In-country Operations into areas in which we believe we can achieve higher gross margins than our Miami Operations. Miami gross margins are generally lower than in-country gross margins because Miami is a more competitive market and Miami’s customers, who are primarily other Miami-based IT distributors or large IT distributors, resellers and retailers located in Latin America or the Caribbean, have larger average order quantities than customers of our in-country segment and as a result benefit from lower average prices. In-country revenue grew by an average of 23.4% annually between 2001 and 2008, as compared to growth in Miami revenue of an average of 10.0% annually over the same period. In-country revenue accounted for 73.1% and 70.8% of consolidated revenue for the three months ended March 31, 2009 and 2008, respectively.

•

Exposure to fluctuations in foreign currency. A significant portion of our revenues from In-country Operations is invoiced in currencies other than the U.S. dollar and a significant amount of our in-country operating expenses are denominated in currencies other than the U.S. dollar. In markets where we invoice in local currency, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, the appreciation of the local currency will reduce our gross profit and gross margins in U.S. dollar terms. In markets where our books and records are prepared in currencies other than the U.S. dollar, the appreciation of a local currency will increase our operating expenses and decrease our operating margins in U.S. dollar terms. In our unaudited condensed consolidated statement of operations, a foreign exchange loss (gain) of $1.6 million and $(5.5) million, respectively, was included for the three months ended March 31, 2009 and 2008. We periodically engage in foreign currency forward contracts when available and when doing so is not cost prohibitive. In periods when we do not, foreign currency fluctuations may adversely affect our results of operations, including our gross margins and operating margins.

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

•

Increased levels of indebtedness. In connection with the investment by CVC International in our Company in August 2004 and our re-acquisition of Centel in August 2005, we borrowed under our former senior secured credit facility with Wells Fargo Foothill and Morgan Stanley, (our “Former Senior Secured Credit Facility”) and issued subordinated seller notes to the sellers, which increased our leverage and our interest expense. In August 2005, we issued $120.0 million of 11 3/4% Second Priority Senior Secured Notes (the “11 3/4% Senior Notes”) used the proceeds to repay the outstanding principal balances on our Former Senior Secured Credit Facility and subordinated seller notes and pay a $20.0 million dividend to our then shareholders of record. For the three months ended March 31, 2009 and 2008, interest expense was $3.8 million and $4.3 million, respectively.

•

Goodwill impairment. In the fourth quarter of 2008, consistent with the drastic decline in the global capital markets, we experienced a similar decline in the market value of our goodwill and other intangible assets. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we performed our annual impairment test of our goodwill and other intangible assets during the fourth quarter of 2008. Goodwill represents the excess of the purchase price over the fair value of the net assets. The impairment charge represents the extent to which the carrying values exceed the future undiscounted cash flows and fair value attributable to the goodwill. The annual goodwill and identifiable intangible asset impairment test resulted in a substantially lower value attributable to our goodwill, as of December 31, 2008, as compared to the prior year end. Fair values were determined based upon market conditions and the income approach, which utilized cash flow projections and other factors.

The Company recorded an impairment charge of $18.8 million of our $32.3 million of goodwill for the year ended December 31, 2008. This non-cash charge materially impacted our equity and results of operations in 2008, but does not impact our ongoing business operations, liquidity or cash flow. The goodwill impairment charge represents the extent to which the carrying values exceed the fair value attributable to our goodwill. The decline in value of our goodwill was consistent with the overall market decline as a result of the global economic environment and financial market dislocation. There was no impairment charge recorded for goodwill and identifiable intangible assets for the three months ended March 31, 2009 and 2008. Our future results of operations may be impacted by the prolonged weakness in the current economic environment, which may result in a further impairment of any existing goodwill or goodwill and/or other long-lived assets recorded in the future.

•

Deferred tax assets. Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets, which also include net operating loss (“NOL”) carryforwards for entities that have generated or continue to generate operating losses, are assessed periodically by management to determine if their future benefit will be fully realized. If it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net (loss) income in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Such charges could have a material adverse effect on our results of operations or financial condition. As a result of our evaluation, we established a $4.2 million valuation allowance against the carrying value of our long-term deferred tax assets as of December 31, 2008. There was a slight increase in the valuation allowance against the carrying value of our long-term deferred tax assets as of March 31, 2009.

As of December 31, 2008, the Company’s U.S. and state of Florida NOLs resulted in $10.9 million of deferred tax assets, which will begin to expire in 2026. As of December 31, 2008, Intcomex Argentina had $4.3 million in NOLs resulting in $1.5 million of deferred tax assets, which will begin to expire in 2011. The Company analyzed the available evidence related to the realization of the deferred tax assets, considered the current negative economic environment and determined it is now more likely than not that we will not recognize a portion of our deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies. As of December 31, 2008, the Company recorded a valuation allowance of $2.4 million in the U.S., $1.5 million in Argentina and $0.3 million in Mexico against the respective NOLs, as management did not believe that it would realize the full benefit of these NOLs. As of March 31, 2009, the Company recorded a slight increase in the valuation allowance against its NOLs, as management believed that a portion of its NOLs would not be fully realized at a future time. Our future results of operations may be impacted by the prolonged weakness in the current economic environment, which may result in further valuation allowances on our deferred tax assets and adversely affect our results of operations or financial condition.

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

Comparison of the quarter ended March 31, 2009 versus the quarter ended March 31, 2008

The following table sets forth selected financial data and percentages of revenue for the periods presented (in thousands):

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Revenue	$204,382	100.0%	$277,459	100.0%
Cost of revenue	183,786	89.9%	250,941	90.4%

Gross profit	20,596	10.1%	26,518	9.6%
Selling, general and administrative	17,055	8.3%	17,663	6.4%
Depreciation and amortization	1,044	0.5%	924	0.3%

Total operating expenses	18,099	8.9%	18,587	6.7%

Operating income	2,497	1.2%	7,931	2.9%
Other (income) expense, net	1,614	0.8%	(1,494)	(0.5)%

Income before provision for income taxes	883	0.4%	9,425	3.4%
Provision for income taxes	870	0.4%	601	0.2%

Net income	$13	0.0%	$8,824	3.2%

Revenue. Revenue decreased $73.1 million, or 26.3%, to $204.4 million for the three months ended March 31, 2009, from $277.5 million for the three months ended March 31, 2008. Our revenues were impacted by the severe decline in the global capital markets and the unprecedented levels of volatility and disruption of the capital and credit markets resulting in reduced demand for our products. The decline was also a result of the decreased sales of hard disk drives of $15.8 million, monitors of $10.2 million, CPUs of $10.1 million and software of $6.5 million in our Miami and In-country Operations, particularly in Chile, Mexico, Peru and Uruguay. We experienced a 19.9% decline in unit shipments across our core product lines for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, due to the declining demand for IT products, coupled with a 7.9% decline in average sales prices across the same core products. In-country revenue decreased $47.1 million, or 24.0%, to $149.4 million for the three months ended March 31, 2009, from $196.5 million for the three months ended March 31, 2008. In-country revenue accounted for 73.1% of our total revenue for the three months ended March 31, 2009, as compared to 70.8% of our total revenue for the three months ended March 31, 2008. The decline in revenue was mainly due to the overall decrease in sales in Mexico, Peru, Costa Rica and Argentina, and to a lesser extent, in Guatemala, Colombia, Chile and Uruguay. The decline in revenue in our In-country Operations reflected the decreased demand for monitors, software, printers, basic “white-box” systems and hard disk drives. Miami revenue decreased $26.0 million, or 32.1%, to $55.0 million for the three months ended March 31, 2009 (net of $53.6 million of revenue derived from sales to our In-country Operations) from $81.0 million for the three months ended March 31, 2008 (net of $71.4 million of revenue derived from sales to our In-country Operations). The decline in sales in our Miami Operations reflected the decreased sales volumes of hard disk drives, CPUs and software, as management reduced its exposure to high volume, low margin integrator export business.

Gross profit. Gross profit decreased $5.9 million, or 22.3%, to $20.6 million for the three months ended March 31, 2009, from $26.5 million for the three months ended March 31, 2008. The decrease was primarily driven by lower sales volume in our Miami and In-country Operations. In-country gross profit decreased $4.9 million, or 25.9%, to $14.0 million for the three months ended March 31, 2009, from $18.9 million for the three months ended March 31, 2008. The decrease in in-country gross profit was primarily attributable to the decreased sales volumes of monitors, CPUs, software, hard disk drives and printers in Chile, Mexico, Peru and Uruguay. In-country gross profit accounted for 68.0% of our consolidated gross profit for the three months ended March 31, 2009, as compared to 71.3% of our consolidated gross profit for the three months ended March 31, 2008. Miami gross profit decreased $1.0 million, or 13.4%, to $6.6 million for the three months ended March 31, 2009, as compared to $7.6 million for the three months ended March 31, 2008. The decrease in Miami’s gross profit was largely the result of the decrease in sales volume and price of hard disk drives, CPUs and software, slightly offset by the increase in sales volume of motherboards. As a percentage of revenue, gross margin increased to 10.1% for the three months ended March 31, 2009, as compared to 9.6% for the three months ended March 31, 2008, due to the increased mix of higher margin products and the reduced dependency on high volume, low margin integrator export business.

Operating expenses. Total operating expenses decreased $0.5 million, or 2.5%, to $18.1 million for the three months ended March 31, 2009, from $18.6 million for the three months ended March 31, 2008. As a percentage of revenue, operating expenses increased to 8.9% of revenue for the three months ended March 31, 2009, as compared to 6.7% of revenue for the three months ended March 31, 2008. The decrease in operating expenses resulted from the Company’s restructuring actions implemented in the fourth quarter of 2008, which were designed to improve the Company’s efficiencies and profitability, primarily in Miami, Argentina, Chile, Mexico and Peru. The decrease was driven in part by reduced office and warehouse expenses and building and occupancy expenses of $0.4 million and salaries and payroll-related expenses of $0.4 million, slightly offset by the increase in professional fees of $0.2 million, for the three months ended March 31, 2009. As a percentage of total operating expenses, salaries and payroll-related expenses decreased to 52.5% of total operating expenses for the three months ended March 31, 2009, as compared to 53.5% for the three months ended March 31, 2008. In-country operating expenses decreased $1.2 million, or 9.4%, to $11.6 million for the three months ended March 31, 2009, as compared to $12.8 million for the three months ended March 31, 2008, due to the lower salaries and payroll-related expenses, professional fees, building and occupancy expenses and marketing and advertising fees, particularly in Argentina and Mexico. The decline in our in-country salaries, payroll-related and professional fees resulted from the restructuring efforts, which included workforce reductions. The decrease in commissions expense resulted from the lower sales volumes and the overall weakening of our local in-country currencies, most notably Colombia. In our Miami Operations, we incurred a reduced level of bad debt expense and office and warehouse expenses.

Operating income. Operating income decreased $5.4 million, to $2.5 million for the three months ended March 31, 2009, from $7.9 million for the three months ended March 31, 2008. The decrease was primarily driven by lower sales volume partially offset by the reduction in operating expenses. In-country operating income decreased $3.7 million, or 60.9%, to $2.4 million for the three months ended March 31, 2009, from $6.1 million for the three months ended March 31, 2008. Miami operating income decreased $1.8 million, to $0.1 million for the three months ended March 31, 2009, from $1.9 million for the three months ended March 31, 2008. The decrease in Miami operating income resulted primarily from the reduced sales volumes partially offset by lower bad debt and office and warehouse expenses.

Other (income) expense, net. Other (income) expense, net decreased $3.1 million to expense of $1.6 million for the three months ended March 31, 2009, from income of $1.5 million for the three months ended March 31, 2008. The decrease was primarily attributable to the foreign currency exchange losses during the period, due to the fluctuation in the Colombian Peso, and, to a lesser extent, the Jamaican Dollar, Uruguayan Peso, Argentine Peso and the Costa Rican Colon. The foreign exchange (gain) loss decreased by $7.1 million to a loss of $1.6 million for the three months ended March 31, 2009, from a gain of $5.5 million for the three months ended March 31, 2008. The Colombian Peso experienced a devaluation of 36.9%, weakening to 2,523.3 pesos per U.S. dollar as of March 31, 2009, from 1,842.6 pesos per U.S. dollar as of March 31, 2008. The decrease in other income expense, net was partially offset by a $3.8 million gain from the repurchase, in arm’s length transactions, of $6.1 million of our 11 3/4% Senior Notes at substantial discounts to their face amount.

Provision for income taxes. The provision for income taxes increased $0.3 million, or 44.8%, to $0.9 million for the three months ended March 31, 2009, from $0.6 million for the three months ended March 31, 2008. The increase was due to lower taxable earnings and a higher effective tax rate during the period. Our effective tax rate was 98% for the three months ended March 31, 2009, as compared to 6% for the three months ended March 31, 2008, resulting primarily from the taxable gains on the repurchase of our 11 3/4% Senior Notes, higher taxable earnings, primarily in the U.S. and the absence of taxable income in several of our foreign operations, as compared to the three months ended March 31, 2008.

Net income. Net income decreased $8.8 million, to $0.01 million for the three months ended March 31, 2009, as compared to $8.8 million for the three months ended March 31, 2008. The decrease resulted from the foreign currency exchange losses due to the effects of the weakening valuations against the U.S. dollar, particularly the Colombian Peso. In addition the decrease was attributable to the decline in gross profit and operating income related to our In-country Operations, partially offset by favorable gains in other income from the repurchase of $6.1 million of our 11 3/4% Senior Notes at substantial discounts to their face amount.

Liquidity and Capital Resources

The IT products distribution business is working-capital intensive. Historically, we have financed our working capital needs through a combination of cash generated from operations, trade credit from manufacturers, borrowings under revolving bank lines of credit (including the issuance of letters of credit), asset-based financing arrangements that we have established in certain Latin American markets and the issuance of our 11  3/ 4% Senior Notes.

Our working capital as of March 31, 2009 decreased by $5.9 million, or 7.8%, to $69.8 million, as compared to $75.7 million as of December 31, 2008. This decrease was due primarily to lower inventory levels and increased trade accounts payable, offset by a slight increase in trade accounts receivable. Our cash and cash equivalents amounted to $19.0 million as of March 31, 2009, as compared to $22.3 million as of December 31, 2008. The decrease was primarily attributable to the repurchase of $6.1 million of our 11 3/4% Senior Notes at substantial discounts to their face amount during the first quarter of 2009.

Changes in Financial Condition

The following table summarizes our cash flows for the periods presented:

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(Dollars in thousands)
Cash flows provided by (used in) operating activities	$856	$(9,894)
Cash flows used in investing activities	(715)	(1,388)
Cash flows (used in) provided by financing activities	(3,249)	3,787
Effect of foreign currency exchange rate changes on cash and cash equivalents	(280)	399

Net decrease in cash and cash equivalents	$(3,388)	$(7,096)

Cash flows from operating activities. Our cash flows from operating activities resulted in cash provided by operations of $0.9 million for the three months ended March 31, 2009, as compared to cash used in operations of $9.9 million for the three months ended March 31, 2008. This generation was primarily driven by the decrease in inventories as a result of management’s actions to reduce inventory levels and the decrease in accrued expenses and other liabilities, offset by the increase in trade accounts receivable and accounts payable. In addition, the presentation of cash flows from operating activities eliminates the gains from the Company’s repurchase of its 11 3/4% Senior Notes which were previously reflected in cash flows from financing activities throughout 2008.

Cash flows from investing activities. Our cash flows from investing activities resulted in a requirement of $0.7 million for the three months ended March 31, 2009, as compared to a requirement of $1.4 million for the three months ended March 31, 2008. This improvement was due primarily to the absence of capital expenditures associated with the new facilities in Peru and, to a lesser extent, Costa Rica.

Cash flows from financing activities. Our cash flows from financing activities resulted in a requirement of $3.2 million for the three months ended March 31, 2009, as compared to a generation of $3.8 million for the three months ended March 31, 2008. This decrease was driven by lower net borrowings under our lines of credit, particularly, Uruguay, Colombia, Ecuador and Guatemala and the repurchase of $6.1 million of our 11 3/4% Senior Notes at substantial discounts to their face amount.

Working Capital Management

The successful management of our working capital needs is a key driver of our growth and cash flow generation. The following table sets forth certain information about the largest components of our working capital: our trade accounts receivable, inventories and accounts payable:

	As of March 31, 2009	As of December 31, 2008
	(Dollars in thousands)
Balance sheet data:
Trade accounts receivable, net of allowance	$93,612	$91,085
Inventories	86,476	90,858
Accounts payable	114,221	108,754

	(Data in days)
Other data:
Trade accounts receivable days (1)	41.2	37.9
Inventory days (2)	42.3	41.9
Accounts payable days (3)	(55.9)	(50.2)

Cash conversion cycle (4)	27.6	29.6

(1)	Trade accounts receivable days is defined as our consolidated trade accounts receivable (net of allowance for doubtful accounts) as of the last day of the year divided by our consolidated revenue for such period times 90 days. Our consolidated trade accounts receivable for our In-country Operations include value added tax at a rate of between 5% and 27% (depending on the country). The exclusion of such value added tax would result in lower trade accounts receivable days.
(2)	Inventory days is defined as our consolidated inventory as of the last day of the year divided by our consolidated cost of goods sold for such period times 90 days.
(3)	Accounts payable days is defined as our consolidated accounts payable as of the last day of the year divided by our consolidated cost of goods sold for such period times 90 days.
(4)	Cash conversion cycle is defined as our trade accounts receivable days plus inventory days less accounts payable days.

Cash conversion cycle days. One measurement we use to monitor working capital is the cash conversion cycle, which measures the number of days to convert trade accounts receivable and inventory, net of accounts payable, into cash. Our cash conversion cycle improved to 27.6 days as of March 31, 2009, from 29.6 days as of December 31, 2008. This improvement was primarily driven by the increase in our accounts payable days, partially offset by the increase in our trade accounts receivable days. Trade accounts receivable days increased to 41.2 days as of March 31, 2009, from 37.9 days as of December 31, 2008, resulting from the retailers in Chile, Ecuador and Peru taking longer to pay. Inventory days remained steady at approximately 42 days as of March 31, 2009 and December 31, 2008. Accounts payable days increased to 55.9 days as of March 31, 2009, from 50.2 days as of December 31, 2008, as management aligned vendor payments to collection activity.

Trade accounts receivable. We principally sell products to a large base of third-party distributors, resellers and retailers throughout Latin America and the Caribbean and to other Miami-based exporters of IT products to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No one customer accounted for more than 2.0% of sales as of March 31, 2009 and 2008. We provide trade credit to our customers in the normal course of business. The collection of a substantial portion of our receivables is susceptible to changes in Latin American and Caribbean economies and political climates. We monitor our exposure for credit losses and maintain allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting our industry. The financial condition of our customers and the related allowance for doubtful accounts is continually reviewed by management.

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

Capital Expenditures and Investments

Capital expenditures decreased to $0.8 million for the three months ended March 31, 2009, as compared to $1.4 million for the three months ended March 31, 2008. The decrease was primarily driven by the absence of capital expenditures related to the new facilities in Peru and, to a lesser extent, Costa Rica.

Our future capital requirements will depend on many factors, including the timing and amount of our revenues and our investment decisions, which will affect our ability to generate additional cash. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for the foreseeable future. Thereafter, if cash generated from operating and financing activities is insufficient to satisfy our working capital requirements, we may seek additional funding through bank borrowings or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all. The current global economic downturn and the tightening of the credit markets further heightens the risk that we may not be able to borrow additional funds under our existing credit facilities and our ability to obtain alternative sources of financing will be limited if participating banks become insolvent or their liquidity becomes impaired. We anticipate our capital expenditures will be approximately $3.0 million per year over the next few years, as we have no further facility expansion needs and have completed a substantial portion of our ERP system implementation and integration.

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

The Company has lines of credit, short-term overdraft and credit facilities with various financial institutions in the countries in which the Company’s individual business reside. Many of our In-country Operations also have limited credit facilities. These credit facilities fall into three categories: asset-based financing facilities, letters of credit and performance bond facilities, and unsecured revolving credit facilities and lines of credit. As of March 31, 2009 and December 31, 2008, the total amounts available under the credit facilities were $14.8 million and $14.4 million, respectively. As of March 31, 2009 and December 31, 2008, the total amounts outstanding under the credit facilities were $30.2 million and $31.0 million, respectively, of which $23.7 million and $23.6 million, respectively, were outstanding under the Miami credit facility and $6.5 million and $7.4 million, respectively, were outstanding under the in-country credit facilities. The outstanding balance is primarily attributed to the increased borrowing by our subsidiaries to meet local working capital requirements, particularly borrowings related to our operations in Peru and Guatemala, partially offset by a reduction in the borrowing requirements related to our operations in Colombia and Uruguay.

On August 25, 2005, the Company consummated a $120.0 million high yield notes offering in aggregate principal amount of the “11 3/4% Senior Notes.” The 11 3/4% Senior Notes were sold at 99.057 of face value and carry a coupon rate of 11 3/4% and are a second priority senior secured obligation of the Company due January 15, 2011. The proceeds of the offering were used to repay existing indebtedness, pay a dividend to shareholders, and pay fees and expenses associated with the debt offering with the remaining balance to be used for general corporate purposes. The 11 3/4% Senior Notes are secured on a second priority basis with 100.0% of the common shares of Holdings and SPC-1, LLC, and 65.0% of the shares of IXLA plus a second priority lien on the assets of SBA.

Concurrent with the high yield debt offering, SBA entered into a revolving credit facility with Comerica Bank. As of March 31, 2009, SBA has $30.0 million available under its revolving credit facility with Comerica Bank, including $0.2 million of letter of credit commitments and a capital expenditures limit of $1.0 million. Borrowings against the facility bear interest at the Eurodollar rate plus 3.5% and are secured on a first priority basis with all the assets of SBA. Interest is due monthly and the facility has a maturity date of January 1, 2010. Amounts borrowed under the facility may be repaid and re-borrowed at any time during the term of the agreement. Borrowing capacity is established monthly based on certain parameters established under the agreement. Advances under the facility are provided based on 85.0% of eligible domestic accounts receivable and 67.5% of eligible foreign accounts receivable plus 60.0% of eligible domestic inventory, less any credit facility reserves. The credit facility contains certain financial and non-financial covenants, including but not limited to, maintenance of a defined minimum level of tangible effective net worth and annual limitations on capital expenditures.

On March 20, 2009, SBA obtained a waiver to its credit agreement from Comerica Bank for its senior debt to tangible effective net worth ratio, minimum tangible effective net worth and net income, as of December 31, 2008. SBA also obtained an amendment to its credit agreement for the definitions of the borrowing base, revolving credit note and SBA’s permitted investments. The amendment allows SBA to issue commercial letters of credit and standby letters of credit, not to exceed $2.0 million at any one time outstanding. Borrowings against the facility bear interest at the daily adjustable LIBOR rate (at no time less than 2.0%) plus the applicable margin of 4.0%. SBA is required to provide accounts payable aging, insurance and borrowing base certificates on a bi-weekly basis. The Company is also required to maintain monthly stated levels of EBITDA and SBA and its guarantor shall maintain quarterly stated levels of net income, effective March 31, 2009 to December 31, 2009. As of March 31, 2009, SBA was in compliance with all of the covenants under its credit facility. For a detailed discussion of the revolving credit facility with Comerica Bank, see “Part I, Item 8. Financial Statements and Supplementary Data, Notes to Audited Consolidated Financial Statements, Note 6. Lines of Credit” in our Annual Report.

On January 13 and 14, 2009, the Company repurchased $1.0 million of its 11 3/4% Senior Notes in arm’s length transactions, at 40.00 of face value plus accrued interest. On February 11 and 23, 2009, the Company repurchased $1.5 million and $1.6 million, respectively, of its 11 3/4% Senior Notes in arm’s length transactions, at 36.00 of face value plus accrued interest. On March 26, 2009, the Company repurchased $1.0 million of its 11 3/4% Senior Notes in arm’s length transactions, at 36.00 of face value plus accrued interest.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments related to assets, liabilities, contingent assets and liabilities, revenue and expenses. Our estimates are based on our historical experience and a variety of other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making our estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe our estimates, judgments and assumptions are appropriate and reasonable based upon available information, these assessments are subject to various other factors. Actual results may differ from these estimates under different assumptions and conditions.

We believe the following critical accounting policies are affected by our significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements.

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

Accounts Receivable. We provide allowances for doubtful accounts on our accounts receivable for estimated losses resulting from our customers’ inability to make required payments due to changes in our customers’ financial condition or other unanticipated events, which could result in charges for additional allowances exceeding our expectations. These estimates require judgment and are influenced by factors including, but not limited to the following: the large number of customers and their dispersion across wide geographic areas; the fact that no single customer accounted for 2.0% or more of our revenue; the continual credit evaluation of our customers’ financial condition; the aging of our customers’ receivables, individually and in the aggregate; the value and adequacy of credit insurance coverage; the value and adequacy of collateral received from our customers (in certain circumstances); our historical loss experience; and, increases in credit risk due to an economic downturn resulting in our customers’ inability to obtain capital. Uncollectible accounts are written-off against the allowance on an annual basis.

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

Goodwill, Identifiable Intangible and Other Long-Lived Assets. Goodwill and identifiable intangible assets are accounted for in accordance with SFAS No. 141, Business Combinations and SFAS No. 142. SFAS No. 142 eliminates the requirement to amortize goodwill and other intangible assets, but requires that goodwill be reviewed at least annually for potential impairment or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our annual impairment review requires extensive use of accounting judgment and financial estimates, including projections about our business, our financial performance and the performance of the market and overall economy. Application of alternative assumptions and definitions could produce significantly different results. Because of the significance of the judgments and estimates used in the processes, it is likely that materially different amounts could result if different assumptions were made or if the underlying circumstances were changed.

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

Income taxes. Income taxes are accounted for under the provisions of SFAS No. 109, which establishes financial accounting and reporting standards for the effects of income taxes resulting from activities during the current and preceding years. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases as measured by the enacted tax rates which will be in effect when these differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date under the law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized, unless it is more likely than not that such assets will be realized.

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

We conduct business globally and, as a result, one or more of our subsidiaries, file income tax returns in U.S. federal, state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities in the countries in which we operate. Currently, we are under ongoing tax examinations in several countries. While such examinations are subject to inherent uncertainties, we do not currently anticipate that any such examination would have a material adverse impact on our unaudited condensed consolidated financial statements.

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

There have been no material changes in our quantitative and qualitative disclosures about market risk during the fiscal quarter covered by this Quarterly Report from those disclosed in our Annual Report. For a detailed discussion of the quantitative and qualitative disclosures about market risk, see Part II. Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Company’s Annual Report.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act for the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded as of March 31, 2009, that these controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings.

As of March 31, 2009, the Company had no material legal proceedings pending. From time to time, we are the subject of legal proceedings arising in the ordinary course of business. We do not believe that any proceedings currently pending or threatened will have a material adverse affect on our business or results of operations.

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

Signature	Title	Date

/s/ Anthony Shalom	Chairman of the Board of Directors	May 15, 2009
Anthony Shalom	Chief Executive Officer

/s/ Michael F. Shalom
Michael F. Shalom	President	May 15, 2009

/s/ Russell A. Olson
Russell A. Olson	Chief Financial Officer	May 15, 2009

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.