Form 10-Q
period 2009-06-30
Intcomex, Inc.
filed 2009-07-29
CIK 1359425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 28, 2009, the Registrant had 100,000 shares of common stock, voting, $0.01 par value, and 2,182 shares of Class B common stock, non-voting, $0.01 par value, outstanding. There is no public trading market for the common stock.

INTCOMEX, INC.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in 000’s, except share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents (includes restricted cash of $400 at December 31, 2008)	$25,429	$22,344
Trade accounts receivable (net of allowance for doubtful accounts of $5,681 and $5,202 at June 30, 2009 and December 31, 2008, respectively)	98,904	91,085
Inventories	98,886	90,858
Prepaid expenses, notes receivable and other	33,851	31,414
Due from related parties	274	278

Total current assets	257,344	235,979
Property and equipment, net	17,244	17,678
Goodwill	13,674	13,548
Identifiable intangible assets, net	1,833	1,938
Notes receivable and other	15,336	14,925

Total assets	$305,431	$284,068

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities
Lines of credit	$29,299	$31,041
Current maturities of long-term debt	590	617
Accounts payable	136,683	108,754
Accrued expenses and other	18,316	19,792
Due to related parties	54	49

Total current liabilities	184,942	160,253
Long-term debt, net of current maturities	98,013	105,248
Other long-term liabilities	4,228	4,017

Total liabilities	287,183	269,518

Commitments and contingencies

Shareholders’ equity
Common stock, voting $0.01 par value, 140,000 shares authorized; 100,000 shares issued and outstanding	1	1
Class B common stock, non-voting $0.01 par value, 10,000 shares authorized; 2,182 shares issued and outstanding	—	—
Additional paid in capital	21,259	21,138
Retained earnings (deficit)	871	(2,040)
Accumulated other comprehensive loss	(3,883)	(4,549)

Total shareholders’ equity	18,248	14,550

Total liabilities and shareholders’ equity	$305,431	$284,068

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in 000’s, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$225,568	$303,861	$429,950	$581,320

Cost of revenue	204,374	276,561	388,160	527,502

Gross profit	21,194	27,300	41,790	53,818

Operating expenses
Selling, general and administrative	16,967	21,358	34,022	39,021
Depreciation and amortization	1,071	950	2,115	1,874

Total operating expenses	18,038	22,308	36,137	40,895

Operating income	3,156	4,992	5,653	12,923

Other expense (income), net
Interest expense	3,855	4,191	7,689	8,442
Interest income	(138)	(264)	(285)	(513)
Other expense, net	(596)	12	(4,307)	24
Foreign exchange loss (gain)	(2,754)	7,708	(1,116)	2,200

Total other expense	367	11,647	1,981	10,153

Income (loss) before (benefit) provision for income taxes	2,789	(6,655)	3,672	2,770

(Benefit) provision for income taxes	(109)	(234)	761	367

Net income (loss)	$2,898	$(6,421)	$2,911	$2,403

Net income (loss) per weighted average share of common stock, voting and Class B common stock, non-voting:
Basic	$28.36	$(62.84)	$28.49	$23.52

Diluted	$28.36	$(62.84)	$28.49	$23.52

Weighted average number of common shares, voting and Class B common stock, non-voting, and common share equivalents used in per share calculation:
Basic	102,182	102,182	102,182	102,182

Diluted	102,182	102,182	102,182	102,182

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in 000’s)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$2,911	$2,403
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock-based compensation expense	121	144
Depreciation expense	1,879	1,537
Amortization expense	1,030	1,106
Bad debt expense	1,196	1,805
Inventory obsolescence expense	20	869
Deferred income tax (benefit)	(247)	(2,587)
Gain on extinguishment of long-term debt	(4,411)	(290)
Gain on disposal of property and equipment and other	(245)	(33)
Change in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivables	(9,015)	(9,266)
Inventories	(8,048)	(10,913)
Prepaid expenses, notes receivable and other	(2,929)	(3,333)
Due from related parties	4	797
Increase (decrease) in:
Accounts payable	27,929	17,881
Accrued expenses and other	(1,297)	1,087
Due to related parties	5	(2)

Net cash provided by operating activities	8,903	1,205

Cash flows from investing activities
Purchases of property and equipment	(1,506)	(3,283)
Proceeds from disposition of assets	60	48
Notes receivable and other	(190)	67

Net cash used in investing activities	(1,636)	(3,168)

Cash flows from financing activities
(Payments) borrowings under lines of credit, net	(1,742)	3,613
Borrowings under long-term debt	79	36
Payments of long-term debt	(2,930)	(4,926)

Net cash used in financing activities	(4,593)	(1,277)
Effect of foreign currency exchange rate changes on cash and cash equivalents	411	1,261

Net increase (decrease) in cash and cash equivalents	3,085	(1,979)
Cash and cash equivalents, beginning of period	$22,344	$29,399

Cash and cash equivalents, end of period	$25,429	$27,420

Supplemental disclosure of non-cash flow information
Property and equipment acquired through financing	$—	$—

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include certain information and disclosures normally required for comprehensive annual consolidated financial statements. Therefore, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2008, included in the Company’s Form 10-K filed with the SEC on March 30, 2009 (“Annual Report”). The results of operations for the three and six months ended June 30, 2009, may not be indicative of the results of operations that can be expected for the full year.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of June 30, 2009, and its results of operations and its statements of cash flows for the three and six months ended June 30, 2009 and 2008, as applicable. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements reflect the Company as the reporting entity for all periods presented.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation. In particular, the elimination of the 2008 gains from the Company’s repurchase of its 11 3/4% Second Priority Senior Secured Notes (“the 11 3/4% Senior Notes”) have been reclassified to operating activities from financing activities in the unaudited condensed consolidated statement of cash flows.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

Computation of Net Income (Loss) per Share

The Company reports both basic and diluted net income (loss) per share. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily reflect the potential dilution that could occur if stock options and other commitments to issue common stock were exercised using the treasury stock method.

Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted net income (loss) per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid in capital when the award becomes deductible are assumed to be used to repurchase shares.

The Company has two classes of common stock: voting and Class B, non-voting (collectively herein referred to as the “Common Stock”). Common stock, voting and Class B common stock, non-voting have substantially identical rights with respect to any dividends or distributions of cash or property declared on shares of common stock and rank equally as to the right to receive proceeds on liquidation or dissolution of the Company after the payment of the Company’s indebtedness. The Company uses the two-class method for calculating net income (loss) per share. Basic and diluted net income (loss) per share of Common Stock are the same.

The following table sets forth the computation of basic and diluted net income (loss) per weighted average share of Common Stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator for basic and diluted net income (loss) per share of Common Stock:
Net income (loss)	$2,898	$(6,421)	$2,911	$2,403

Denominator:
Denominator for basic net income (loss) per share of Common Stock – weighted average shares	102,182	102,182	102,182	102,182

Effect of dilutive securities:
Stock options and unvested restricted stock (1)	—	—	—	—

Denominator for diluted net income (loss) per share of Common Stock – adjusted weighted average shares	102,182	102,182	102,182	102,182

Net income (loss) per share of Common Stock:
Basic	$28.36	$(62.84)	$28.49	$23.52

Diluted	$28.36	$(62.84)	$28.49	$23.52

(1)       The stock options were antidilutive during the three and six months ended June 30, 2009 and 2008, as the fair value was below the exercise price. The shares of restricted common stock, non-voting were antidilutive during the three and six months ended June 30, 2009 and 2008.

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

The carrying amounts of cash and cash equivalents, trade accounts receivable, notes and other receivables, accounts payable, accrued expenses and other approximate fair value because of the short-term nature of these items. The carrying amounts of outstanding short-term debt approximate fair value because interest rates over the term of these financial instruments approximate current market interest rates available to the Company. The current market price of outstanding long-term debt approximates fair value because the Company’s 11 3/4% Senior Notes are freely traded in the open market. As of July 28, 2009, our notes traded at 40.38 of face value, a substantial discount to their face amount.

The amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices approximates the fair value of derivative financial instruments. The Company’s foreign currency forward contract with a notional amount of $10,759 and $11,800, respectively, as of June 30, 2009 and December 31, 2008, had a fair value of $(1,031) and $(31), respectively.

There were no changes to our valuation methodology for assets and liabilities measured at fair value during the three and six months ended June 30, 2009, from our initial adoption of SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 for the Company’s financial and nonfinancial assets and liabilities did not have a material impact on its unaudited condensed consolidated financial statements.

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in the Company’s consolidated financial statements. Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources, comprised of net income (loss) and other comprehensive income (loss). Comprehensive income (loss) consisted of the following for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Comprehensive income (loss)
Net income (loss)	$2,898	$(6,421)	$2,911	$2,403
Foreign currency translation adjustments	1,117	1,355	666	1,754

Total comprehensive income (loss)	$4,015	$(5,066)	$3,577	$4,157

Total comprehensive income (loss) was driven primarily by operating gains and foreign currency translation adjustments related to our operations in Mexico of $1,117 and $1,355, respectively, for the three months ended June 30, 2009 and 2008, respectively, and $666 and $1,754, respectively, for the six months ended June 30, 2009 and 2008, respectively. Accumulated other comprehensive (loss), consisting of cumulative foreign currency losses, included in shareholders’ equity totaled $(3,883) and $(4,549), respectively, as of June 30, 2009 and December 31, 2008.

Note 2. Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 to our audited consolidated financial statements included in our Annual Report. These accounting policies have not significantly changed.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification”TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes two levels of U.S. GAAP, authoritative and nonauthoritative. SFAS No. 168 identifies the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles generally accepted in the United States, except for SEC rules and interpretive releases, which are sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 amends certain requirements of FASB Interpretation No. (“FIN”) 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the effect SFAS No. 167 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (“SFAS No. 166”). SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures by providing greater transparency about transfers of financial assets, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the effect SFAS No. 166 will have on its consolidated financial statements.

Accounting Pronouncements Recently Adopted

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 established general accounting standards and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009. The Company adopted SFAS No. 165, which had no effect on the unaudited condensed consolidated financial statements and subsequent events through the date of this filing. The Company evaluated subsequent events from July 1, 2009 to July 29, 2009, the date the Company issued the financial statements.

In April 2009, the FASB issued Financial Staff Position (“FSP”) No. 107-1 and Accounting Principles Board (“APB”) 28-1 (FSP No. 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods and also amends APB Opinion No. 28, Interim Financial Reporting. This FSP enhances consistency in financial reporting by increasing the frequency of fair value disclosures and is effective for interim and annual periods ending after June 15, 2009, and is to be applied prospectively. The Company adopted the FSP, which had no effect on its unaudited condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Under SFAS No. 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 was effective beginning January 1, 2009. The Company adopted SFAS No. 161 and included its effect in its unaudited condensed consolidated financial statements.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

In February 2008, the FASB issued FSP Financial Accounting Standard (“FAS”) No. 157-2, Effective Date of FASB Statement No. 157 (“FAS No. 157-2”) which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009. In accordance with FAS No. 157-2, the Company adopted SFAS No. 157 for its nonfinancial assets and nonfinancial liabilities as of January 1, 2009, which had no effect on its condensed unaudited consolidated financial statements.

Note 3. Property and Equipment, Net

Property and equipment, net consisted of the following for the periods presented:

	As of June 30, 2009	As of December 31, 2008
Property and equipment, net
Land	$735	$735
Building and leasehold improvements	8,297	8,039
Office furniture, vehicles and equipment	10,934	10,672
Warehouse equipment	2,438	2,445
Software	7,762	7,104

Total property and equipment	30,166	28,995
Less accumulated depreciation	(12,922)	(11,317)

Total property and equipment, net	$17,244	$17,678

Property and equipment, net included $2,941 and $3,528 of capitalized leases at June 30, 2009 and December 31, 2008, respectively. There was no interest expense capitalized to property and equipment for the three and six months ended June 30, 2009 and 2008.

Note 4. Identifiable Intangible Assets, Net and Goodwill

Identifiable Intangible Assets, Net

Identifiable intangible assets, net consisted of the following for the periods presented:

As of June 30, 2009	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships	$3,630	$(1,481)	$(401)	$1,748	10.0
Tradenames	1,080	(979)	(16)	85	3.5
Non-compete agreements	730	(730)	—	—	3.0
Patents — TGM S.A.	5	(5)	—	—

Total identifiable intangible assets, net	$5,445	$(3,195)	$(417)	$1,833

As of December 31, 2008	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships	$3,630	$(1,299)	$(512)	$1,819	10.0
Tradenames	1,080	(927)	(34)	119	3.5
Non-compete agreements	730	(730)	—	—	3.0
Patents —TGM S.A.	5	(5)	—	—

Total identifiable intangible assets, net	$5,445	$(2,961)	$(546)	$1,938

There were no impairment charges against identifiable intangible assets for the three and six months ended June 30, 2009 and 2008.

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

As of June 30, 2009 and December 31, 2008, the balance of goodwill was $13,674 and $13,548, respectively. As of June 30, 2009, the carrying amount of goodwill increased by $126, as compared to the carrying amount of goodwill as of December 31, 2008, due to the cumulative foreign currency translation effect of the revaluation of the Mexican Peso on the goodwill related to our 2005 Centel acquisition. As of December 31, 2008, the carrying amount of goodwill decreased by $20,709 from December 31, 2007, of which $1,932 related to the cumulative foreign currency translation effect of the Mexican Peso and $18,777 related to the goodwill impairment charge. There were no impairment charges against goodwill for the three and six months ended June 30, 2009 and 2008.

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

The outstanding balance of lines of credit consisted of the following for the periods presented:

	As of June 30, 2009	As of December 31, 2008
Lines of credit
SBA – Miami	$23,820	$23,643
Intcomex Peru S.A.C	3,337	3,942
Intcomex de Guatemala, S.A.	1,100	300
TGM S.A. – Uruguay	706	1,617
Intcomex de Ecuador, S.A.	336	522
Intcomex Colombia, LTDA	—	1,017

Total lines of credit	$29,299	$31,041

As of June 30, 2009 and December 31, 2008, the total amounts available under the credit facilities were $16,761 and $14,447, respectively. The change in the outstanding balance is primarily attributed to borrowing by our subsidiaries to meet local working capital requirements, particularly borrowings related to our operations in Guatemala, partially offset by a reduction in the borrowing requirements related to our operations in Colombia and Uruguay.

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

As of June 30, 2009 and December 31, 2008, SBA’s outstanding draws against the revolving credit facility were $22,890 and $21,476, respectively, and outstanding checks issued in excess of bank balances were $930 and $2,167, respectively. Based on collateral limitations, the remaining amounts available under the revolving credit facility were $6,180 and $4,957, respectively, as of June 30, 2009 and December 31, 2008. As of June 30, 2009, the Company was in compliance with all of the covenants under its credit facility.

Outstanding stand-by undrawn letters of credit totaled approximately $16,550 and $11,150, respectively, as of June 30, 2009 and December 31, 2008.

Intcomex Peru S.A.C.

Intcomex Peru S.A.C. (“Intcomex Peru”) has four lines of credit with two financial institutions totaling $4,180 as of June 30, 2009 and December 31, 2008, respectively. The lines are collateralized with a guarantee from Holdings. The lines of credit carry interest rates ranging from 5.0% to 11.0% and mature from September 30, 2009 to November 30, 2009.

Intcomex de Guatemala, S.A.

Intcomex de Guatemala, S.A. (“Intcomex Guatemala”) has one line of credit with a local financial institution totaling $6,300 and $4,300 as of June 30, 2009 and December 31, 2008, respectively. The line of credit has an interest rate of 9.0% and matures on November 21, 2009.

T.G.M. S.A.

TGM S.A. – Uruguay (“Intcomex Uruguay”) has two lines of credit with local financial institutions totaling $3,150 and $3,900 as of June 30, 2009 and December 31, 2008, respectively. Each line of credit carries an interest rate of 8.0% and expires on August 30, 2009.

Intcomex de Ecuador, S.A.

Intcomex de Ecuador, S.A. (“Intcomex Ecuador”) had a line of credit with a local financial institution totaling $836 and $1,022 as of June 30, 2009 and December 31, 2008, respectively. The line of credit had an interest rate of 9.0% and matured on July 27, 2009.

Intcomex Colombia, LTDA

Intcomex Colombia, LTDA (“Intcomex Colombia”) had three lines of credit with local financial institutions carrying interest rates ranging from 13.5% to 28.0% totaling $1,472 as of December 31, 2008. There were no draws against the lines of credit as of June 30, 2009.

Note 6. Long-Term Debt

Long-term debt consisted of the following for the periods presented:

	As of June 30, 2009	As of December 31, 2008
Long-term debt, net of current portion
Intcomex, Inc. – 11 3/4% Senior Notes	$96,655	$103,630
SBA – Capital lease	1,204	1,135
Intcomex Peru – Collateralized notes	652	721
Other, including various capital leases	92	379

Total long-term debt	98,603	105,865
Current maturities of long-term debt	(590)	(617)

Total long-term debt, net of current portion	$98,013	$105,248

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

On August 25, 2005, the Company consummated a high yield debt offering of $120,000 in aggregate principal amount of 11 3/4% Senior Notes, due January 15, 2011. The 11 3/4% Senior Notes are secured with 100.0% of the common shares of Holdings and SPC-I, 65.0% of the common shares of IXLA, with a second priority lien on the assets of SBA. On December 14, 2006, the Company completed the exchange of 100.0% of the outstanding principal of the 11 3/4% Senior Notes for SEC registered publicly tradable notes that have substantially identical terms and conditions as the initial notes. On or after January 15, 2007, the Company was eligible to redeem a portion or all of the 11 3 /4% Senior Notes.

On April 30, 2007, SBA entered into a lease agreement with Comerica Bank in the principal amount of $1,505 for the lease of the Miami office and warehouse equipment. Interest is due monthly at 6.84% of the total equipment costs and all outstanding amounts are due April 30, 2012. As of June 30, 2009 and December 31, 2008, $1,204 and $1,135, respectively, remained outstanding under the lease agreement.

The Company recognized a gain of $597 and $272, respectively, on the redemption of its 11 3/4% Senior Notes for the three months ended June 30, 2009 and 2008 and $4,411 and $290, respectively, for the six months ended June 30, 2009 and 2008, which is included in other expense (income), net in the consolidated statement of operations. As of June 30, 2009 and December 31, 2008, $96,655 and $103,630, respectively, of the 11 3/4% Senior Notes remained outstanding.

On November 11, 2008, the Company purchased $5,000 of its 11 3/4% Senior Notes in an arm’s length transaction, at 49.00 of face value plus accrued interest, in advance of its mandatory August 15, 2009 sinking fund redemption requirement.

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

On June 23, 2009, the Company repurchased $1,000 of its 11 3/4% Senior Notes in arm’s length transactions, at 40.38 of face value plus accrued interest.

On July 15, 2009, the Company made a mandatory interest payment of $5,754 on its 11 3/4% Senior Notes.

Note 7. Income Taxes

Income tax provision consisted of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income tax provision
Current expense (benefit)
Federal and state	$31	$152	$39	$21
Foreign	295	1,016	969	2,933

Total current expense	326	1,168	1,008	2,954

Deferred (benefit) expense
Federal and state	(200)	(1,371)	(39)	(2,247)
Foreign	(235)	(31)	(208)	(340)

Total deferred benefit	(435)	(1,402)	(247)	(2,587)

Total income tax (benefit) provision	$(109)	$(234)	761	$367

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

A reconciliation of the statutory federal income tax rate and effective rate as a percentage of income before provision for income taxes consisted of the following for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	%	2008	%	2009	%	2008	%
Effective tax rate
Income (loss) before provision for income taxes:
U.S.	$(2,851)		$(3,282)		$(2,537)		$(6,267)
Foreign	5,640		(3,373)		6,209		9,037

Income (loss) before (benefit) provision for income taxes	$2,789		$(6,655)		$3,672		$2,770

Tax at statutory rate	$948	34	$(2,264)	(34)	$1,248	34	$941	34
State income taxes, net of federal income tax benefit	(31)	(1)	(258)	(4)	(13)	—	(395)	(14)
Effect of tax rates on non-U.S. operations	(2,291)	(82)	2,287	35	(1,785)	(49)	(200)	(7)
Change in valuation allowance	1,265	45	1	—	1,311	36	21	—

Effective tax (benefit) provision	$(109)	(4)	$(234)	(3)	$761	21	$367	13

Our effective tax rate was (4)% and 21% for the three and six months ended June 30, 2009, as compared to (3%) and 13%, respectively, for the three and six months ended June 30, 2008. The increase in the effective tax rate for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, was primarily due to the existence of taxable earnings in several of our foreign operations, offset slightly by the absence of non-taxable income in our U.S. operations.

The Company’s deferred tax assets were attributable to the following for the periods presented:

	As of June 30, 2009	As of December 31, 2008
Deferred tax assets
Current assets:
Allowance for doubtful accounts	$1,028	$960
Inventories	764	725
Accrued expenses	541	621
Other	283	296

Total current assets	2,616	2,602
Non-current assets:
Tax goodwill	741	864
Net operating losses	14,822	13,225
Other	1,075	974
Valuation allowances	(6,112)	(4,802)

Total non-current assets	10,526	10,261

Total deferred tax assets	$13,142	$12,863

Deferred tax liabilities
Current liabilities:
Inventories	(171)	(328)

Total current liabilities	$(171)	$(328)
Non-current liabilities:
Fixed assets	(1,668)	(1,467)
Amortizable intangible assets	(680)	(746)
Inventories	(186)	(132)

Total non-current liabilities	(2,534)	(2,345)

Total deferred tax liabilities	$(2,705)	$(2,673)

Net deferred tax assets	$10,437	$10,190

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

As of June 30, 2009 and December 31, 2008, the balance of SBA’s tax goodwill was $2,625 and 2,953, respectively. SBA recorded tax goodwill of approximately $9,843 in July 1998, which is being amortized for tax purposes over 15 years. SBA established $262 of deferred tax assets for foreign withholding taxes paid in El Salvador during 2005.

As of June 30, 2009, the Company’s U.S. federal and state of Florida net operating losses (“NOLs”) resulted in $12,037 of deferred tax assets, which will begin to expire in 2026. The Company analyzed the available evidence related to the realization of the deferred tax assets, considered the current downturn in the global economic environment and determined it is now more likely than not that the Company will not recognize a portion of its deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies. As of June 30, 2009 and December 31, 2008, the Company recorded, against the respective NOLs, a valuation allowance of $6,112 and $4,802, respectively, of which $3,615 and $2,723 related to the U.S. and $2,497 and $2,079 related to our In-country Operations, respectively, as management did not believe that it would fully realize their benefit at this time.

Intcomex Colombia has $275 deferred tax assets related to a NOL carryforward. Management established a $250 valuation allowance against the deferred tax assets pending Intcomex Colombia’s further growth in taxable income. Colombia allows for an eight year carryforward on NOLs, which expires in 2013.

Intcomex Argentina S.R.L. (“Intcomex Argentina”) has $5,543 in NOLs resulting in a deferred tax asset of $1,940, which will begin to expire in 2011. A $1,940 valuation allowance has been recorded against this NOL as management does not believe that it will realize its full benefit at this time. In Mexico, Intcomex SPC-I had a $1,096 NOL in 2008 resulting in a deferred tax asset of $307, which will expire in 2018. A $307 valuation allowance has been recorded against this NOL, as management does not believe that it will realize its full benefit at this time.

The Company’s NOLs consisted of the following for the periods presented:

	As of
	June 30, 2009			December 31, 2008
	Gross NOL	NOL-Deferred Tax Asset	Valuation Allowance	Gross NOL	NOL-Deferred Tax Asset	Valuation Allowance
U.S. federal and state	$31,838	$12,037	$3,615	$29,918	$10,881	$2,723
Foreign
Intcomex Argentina	5,543	1,940	1,940	4,348	1,522	1,522
Intcomex Colombia	830	275	250	830	275	250
Intcomex Jamaica Ltd.	720	240	—	720	240	—
Centel (Mexico)	1,096	307	307	1,096	307	307

Total foreign	8,189	2,762	2,497	6,994	2,344	2,079

Total	$40,027	$14,799	$6,112	$36,912	$13,225	$4,802

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

As of June 30, 2009 and December 31, 2008, the total notional amounts of the foreign currency forward contracts were $10,759 and $11,800, respectively, relating to derivative instruments in two of our In-country Operations. There were no derivatives designated as hedging instruments under SFAS No. 133 for the three and six months ended June 30, 2009 and 2008. A summary of the location and amounts of the fair value in the consolidated balance sheets and derivative losses in the statement of operations related to the Company’s derivatives designated as hedging instruments under SFAS No. 133 during the periods presented, consisted of the following:

Effect of Derivative Instruments on the Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008:

		As of
		June 30, 2009	December 31, 2008
	Location	Fair Value(1)	Fair Value(1)
Derivatives instruments:
Foreign currency forward	Accounts payable	$1,031	$31

Total		$1,031	$31

(1) – Other observable inputs (Level 2).

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

Effect of Derivative Instruments on the Statement of Operations for the Three and Six Months Ended June 30, 2009 and 2008:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2009	2008	2009	2008
	Location	Loss	Loss	Loss	Loss
Derivatives instruments:
Foreign currency forward	Other expense (income)	$1,166	$—	$1,031	$—

Total		$1,166	$—	$1,031	$—

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

Total compensation expense for share-based compensation arrangements charged against income were $55 and $73 for the three months ended June 30, 2009 and 2008, respectively and $121 and $144 for the six months ended June 30, 2009 and 2008, respectively. Compensation expense of $44 and $73, respectively, related to the stock options issued pursuant to the 2007 Founders’ Option Plan was charged against income during the three months ended June 30, 2009 and 2008, and $11 related to the restricted shares of common stock, non-voting, issued pursuant to the 2008 Restricted Stock Issuances was charged against income during the three months ended June 30, 2009. Compensation expense of $98 and $144, respectively, related to the stock options issued pursuant to the 2007 Founders’ Option Plan was charged against income during the six months ended June 30, 2009 and 2008, and $23 related to the restricted shares of common stock, non-voting, issued pursuant to the 2008 Restricted Stock Issuances was charged against income during the six months ended June 30, 2009. There were no charges against income related to the restricted shares of common stock, non-voting for the three and six months ended June 30, 2008, as no restricted shares of common stock were issued during the period.

As of June 30, 2009 and December 31, 2008, there were $230 and $521 respectively, of total outstanding compensation costs for unvested share-based compensation arrangements, of which $145 and $363, respectively, relate to the stock options and $85 and $158, respectively, relate to the restricted shares of common stock, non-voting. These compensation costs will be recognized over a weighted average period of 2.0 years.

Stock Options

In February 2007, options to acquire an aggregate of approximately 1,540 shares of Class B common stock, non-voting were granted under the 2007 Founders’ Grant Stock Option Plan (the “2007 Founders’ Option Plan”) to certain management employees and independent, non-employee directors. The options were granted at an exercise price of $1,077 per share, which was equal to the fair value of our common stock on the date of grant. The weighted-average grant date fair value of the options granted was $566 per share. The shares vest ratably over a three year vesting period of one-third per year on the annual anniversary date and expire 10 years from the date of grant. There were no stock options granted during the three and six months ended June 30, 2009 and 2008. As of June 30, 2009 and December 31, 2008, the number of options vested were 853 and 497, respectively. The options were antidilutive as of June 30, 2009 and December 31, 2008, as the fair value of the options was below the exercise price of the options.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

A summary of the stock option activity under the 2007 Founders’ Option Plan and changes during the periods presented, consisted of the following:

	Outstanding Shares	Weighted-Average Exercise Price per Share	Exercisable Shares
Balance at January 1, 2008	1,540	$1,077	—

Granted	—	—	513
Exercised	—	—	—
Forfeited or expired	(50)	—	(16)

Balance at June 30, 2008	1,490	$1,077	497

Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	—	—	—

Balance at December 31, 2008	1,490	$1,077	497

Granted	—	—	426
Exercised	—	—	—
Forfeited or expired	(210)	—	(70)

Balance at June 30, 2009	1,280	$1,077	853

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

There were 155 restricted shares of common stock, non-voting, granted under the 2008 Restricted Stock Issuances to certain independent, non-employee directors during the three and six months ended June 30, 2008. The restricted shares of common stock, non-voting were antidilutive. The Company did not grant any restricted shares of common stock, non-voting, during the three and six months ended June 30, 2009.

A summary of the unvested restricted shares of common stock, non-voting award activity under the 2008 Restricted Stock Issuances and changes during periods presented, consisted of the following:

	Restricted Common Stock, Non-voting (in shares)	Weighted-Average Grant-Date Fair Value per Share (in dollars) (1)
Unvested Balance at January 1, 2008	—	—

Granted	155	$1,225
Vested	—	—
Forfeited	—	—

Unvested Balance at December 31, 2008	155	$1,225

Granted	—	—
Vested	—	—
Forfeited	(41)	—

Unvested Balance at June 30, 2009	114	$1,225

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

In the second quarter of 2008, the Company recorded a provision for potential payroll tax and value added tax (“VAT”) exposure related to its operations in a foreign jurisdiction in which the Company conducts business, in the amount estimated to be approximately to be $0.4 million, all of which affected the Company’s operating expenses. In addition, the Company recorded a provision of $0.1 million for the professional audit and legal fees incurred to determine the amount of unrecognized potential payroll tax and VAT exposure. The Company is subject to VAT for products sold at the time a product is resold at an applicable VAT rate. The Company recognized certain VAT deductions that could be disallowed and believes it is subject to a tax assessment with respect to the VAT filings for the years ended December 31, 2003 through 2007. The Company is obligated to comply with withholding and social security tax rules in foreign jurisdictions where persons perform ‘fees for services’ work for the Company. The Company is obligated to remit withholding and social security taxes on behalf of these service providers for performing functions in the ordinary course of business for the Company as opposed to delivering specialized professional services in the foreign jurisdiction.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

Note 11. Additional Paid in Capital

As of June 30, 2009 and December 31, 2008, additional paid in capital was $21,259 and $21,138, respectively. The Company recognized compensation expense for its share-based compensation awards of $55 and $73 for the three months ended June 30, 2009 and 2008, respectively, and $121 and $144 for the six months ended June 30, 2009 and 2008, respectively.

For a detailed discussion of the stock-based compensation, see “Note 9. Share-Based Compensation” in these Notes to Condensed Consolidated Financial Statements.

Note 12. Related Party Transaction

Consulting Agreement with Related Parties

In November 2008, the Company entered into a 14 month consulting agreement in the amount of $546 with two of the Company’s shareholders, who were former managers of our operation in Mexico, to provide advice and operating guidance to the new management of the Company’s Mexican operations. The expense was included in the Company’s restructuring plan provision as of December 31, 2008. As of June 30, 2009 and December 31, 2008, the amounts accrued related to the agreements were $259 and $495, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

Inter-segment revenue primarily represents intercompany revenue between the Miami Operations and the In-country Operations at established prices. Intercompany revenue between the related companies is eliminated in consolidation. The measure for the Company’s segment profit is operating income. Financial information by geographic operating segment is as follows for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Statement of Operations Data:
Revenue
Miami Operations
Revenue to unaffiliated customers(1)	$57,170	$81,801	$112,179	$162,766
Intersegment	57,905	73,229	111,496	144,667

Total Miami Operations	115,075	155,030	223,675	307,433
In-country Operations	168,398	222,060	317,771	418,554
Eliminations of inter-segment	(57,905)	(73,229)	(111,496)	(144,667)

Total revenue	$225,568	$303,861	$429,950	$581,320

Operating income
Miami Operations	$83	$(281)	$207	$1,586
In-country Operations	3,073	5,273	5,446	11,337

Total operating income	$3,156	$4,992	$5,653	$12,923

	As of June 30, 2009	As of December 31, 2008
Balance Sheet Data:
Assets
Miami Operations	$159,936	$143,993
In-country Operations	145,495	140,075

Total assets	$305,431	$284,068

Property & equipment, net
Miami Operations	$8,019	$8,168
In-country Operations	9,225	9,510

Total property & equipment, net	$17,244	$17,678

Goodwill
Miami Operations	$—	$—
In-country Operations	13,674	13,548

Total goodwill	$13,674	$13,548

(1)	For purposes of geographic disclosure, revenue is attributable to the country in which the Company’s individual business resides.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

Note 14. Guarantor Condensed Consolidating Financial Statements

At June 30, 2009 and December 31, 2008, $96,655 and $103,630, respectively, of the 11 3/4% Senior Notes remained outstanding. The 11 3/4% Senior Notes are guaranteed by each of the Company’s domestic subsidiaries (collectively, the “Subsidiary Guarantors”) and with 65.0% of the common shares of IXLA (collectively, the “Non-Guarantor Subsidiaries”). Each of the note guarantees covers the full amount of the 11 3/4% Senior Notes and each of the Subsidiary Guarantors is 100% owned by the Company. Pursuant to Rule 3-10(f) of Regulation S-X, supplemental financial unaudited information for the Company, its combined Subsidiary Guarantors and its combined Non-Guarantor Subsidiaries is presented below:

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2009

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Current assets
Cash and equivalents	$829	$116	$24,484	$—	$25,429
Trade accounts receivable, net	—	68,608	73,451	(43,155)	98,904
Inventories	—	29,029	69,857	—	98,886
Other	40,113	4,784	72,655	(83,427)	34,125

Total current assets	40,942	102,537	240,447	(126,582)	257,344

Long-term assets
Property and equipment, net	4,032	3,987	9,225	—	17,244
Investments in subsidiaries	107,730	181,645	71	(289,446)	—
Goodwill	—	7,418	6,256	—	13,674
Other	10,672	52,737	5,628	(51,868)	17,169

Total assets	$163,376	$348,324	$261,627	$(467,896)	$305,431

Liabilities and shareholders’ equity
Current liabilities	$13,107	$165,189	$133,187	$(126,541)	$184,942
Long-term debt, net of current maturities	96,655	819	539	—	98,013
Other long-term liabilities	35,366	18,318	2,423	(51,879)	4,228

Total liabilities	145,128	184,326	136,149	(178,420)	287,183

Total shareholders’ equity	18,248	163,998	125,478	(289,476)	18,248

Total liabilities and shareholders’ equity	$163,376	$348,324	$261,627	$(467,896)	$305,431

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2009

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Revenue	$—	$115,076	$168,397	$(57,905)	$225,568
Cost of revenue	—	108,607	153,710	(57,943)	204,374

Gross profit	—	6,469	14,687	38	21,194
Operating expenses	1,955	4,436	11,647	—	18,038

Operating (loss) income	(1,955)	2,033	3,040	38	3,156
Other expense (income)
Interest expense (income), net	3,660	462	(405)	—	3,717
Other, net	(7,485)	(7,651)	(3,175)	14,961	(3,350)

Total other (income) expense	(3,825)	(7,189)	(3,580)	14,961	367

Income (loss) before provision for income taxes	1,870	9,222	6,620	(14,923)	2,789
(Benefit) provision for income taxes	(1,028)	627	292	—	(109)

Net income (loss)	$2,898	$8,595	$6,328	$(14,923)	$2,898

Three Months Ended June 30, 2008

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Revenue	$—	$155,030	$222,060	$(73,229)	$303,861
Cost of revenue	—	147,567	202,265	(73,271)	276,561

Gross profit	—	7,463	19,795	42	27,300
Operating expenses	2,004	5,463	14,841	—	22,308

Operating (loss) income	(2,004)	2,000	4,954	42	4,992
Other expense (income)
Interest expense (income), net	3,509	335	83	—	3,927
Other, net	2,421	2,810	8,451	(5,962)	7,720

Total other (income) expense	5,930	3,145	8,534	(5,962)	11,647

Loss (income) before provision for income taxes	(7,934)	(1,145)	(3,580)	6,004	(6,655)
(Benefit) provision for income taxes	(1,513)	292	987	—	(234)

Net (loss) income	$(6,421)	$(1,437)	$(4,567)	$6,004	$(6,421)

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2009

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Revenue	$—	$223,675	$317,771	$(111,496)	$429,950
Cost of revenue	—	210,589	289,105	(111,534)	388,160

Gross profit	—	13,086	28,666	38	41,790
Operating expenses	4,207	8,656	23,274	—	36,137

Operating (loss) income	(4,207)	4,430	5,392	—	5,653
Other expense (income)
Interest expense (income), net	7,266	934	(796)	—	7,404
Other, net	(12,579)	(9,243)	(1,568)	17,967	(5,423)

Total other (income) expense	(5,313)	(8,309)	(2,364)	17,967	1,981

Income (loss) before provision for income taxes	1,106	12,739	7,756	(17,929)	3,672
(Benefit) provision for income taxes	(1,805)	1,417	1,149	—	761

Net income (loss)	$2,911	$11,322	$6,607	$(17,929)	$2,911

Six Months Ended June 30, 2008

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Revenue	$—	$307,433	$418,554	$(144,667)	$581,320
Cost of revenue	—	292,345	379,862	(144,705)	527,502

Gross profit	—	15,088	38,692	38	53,818
Operating expenses	3,518	9,984	27,393	—	40,895

Operating (loss) income	(3,518)	5,104	11,299	38	12,923
Other expense (income)
Interest expense (income), net	7,192	690	47	—	7,929
Other, net	(9,527)	(9,739)	2,142	19,348	2,224

Total other (income) expense	(2,335)	(9,049)	2,189	19,348	10,153

(Loss) income before provision for income taxes	(1,183)	14,153	9,110	(19,310)	2,770
(Benefit) provision for income taxes	(3,586)	1,360	2,593	—	367

Net income (loss)	$2,403	$12,793	$6,517	$(19,310)	$2,403

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2009

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Cash flows from operating activities	$(7,524)	$12,254	$4,173	$—	$8,903

Cash flows from investing activities
Purchases of property and equipment, net	(693)	(202)	(611)	—	(1,506)
Other	11,632	(11,949)	187	—	(130)

Cash used in investing activities	10,939	(12,151)	(424)	—	(1,636)

Cash flows from financing activities
Borrowings (payments) under lines of credit, net	—	177	(1,919)	—	(1,742)
Borrowings under long-term debt	—	—	79	—	79
Payments of long-term debt	(2,586)	(190)	(154)	—	(2,930)

Cash flows from financing activities	(2,586)	(13)	(1,994)	—	(4,593)
Effects of exchange rate changes on cash	—	—	411	—	411

Net increase (decrease) in cash and cash equivalents	829	90	2,166	—	3,085
Cash and cash equivalents, beginning of period	$—	$26	$22,318	$—	$22,344

Cash and cash equivalents, end of period	$829	$116	$24,484	$—	$25,429

Six Months Ended June 30, 2008

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Cash flows from operating activities	$6,079	$(1,885)	$(2,699)	$—	$1,205

Cash flows from investing activities
Purchases of property and equipment	(1,052)	(428)	(1,803)	—	(3,283)
Other	—	—	115	—	115

Cash used in investing activities	(1,052)	(428)	(1,688)	—	(3,168)

Cash flows from financing activities
Borrowings under lines of credit, net	—	2,540	1,073	—	3,613
Borrowings under long-term debt	—	—	36	—	36
Payments of long-term debt	(5,027)	(31)	(158)	—	(4,926)

Cash flows from financing activities	(5,027)	2,509	951	—	(1,277)

Effects of exchange rate changes	—	—	1,261	—	1,261

Net increase (decrease) in cash and cash equivalents	—	196	(2,175)	—	(1,979)
Cash and cash equivalents, beginning of period	$—	$81	$29,318	$—	$29,399

Cash and cash equivalents, end of period	$—	$277	$27,143	$—	$27,420

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statement because of certain factors discussed below or elsewhere in this Quarterly Report or included in the Company’s Annual Report. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report, and our unaudited condensed consolidated financial statements for the fiscal quarter and year to date period ended June 30, 2009, which are included in this Quarterly Report.

Overview

We believe we are the largest pure play value-added distributor of IT products focused solely on serving Latin America and the Caribbean. We distribute computer components, peripherals, software, computer systems, accessories, networking products and digital consumer electronics to more than 40,000 customers in 40 countries. We offer single source purchasing to our customers by providing an in-stock selection of more than 5,700 products from over 191 vendors, including the world’s leading IT product manufacturers. From our headquarters and main distribution center in Miami, Florida, we support a network of 23 sales and distribution operations in 12 Latin American and Caribbean countries, and a sales office in Brazil.

Our results for the three and six months ended June 30, 2009, reflect a decline in revenue across most of our product lines and our customer markets, as compared to the corresponding periods in 2008. Revenue decreased $78.3 million, or 25.8%, to $225.6 million for the three months ended June 30, 2009, from $303.9 million for the three months ended June 30, 2008. Revenue decreased $151.4 million, or 26.0%, to $430.0 million for the six months ended June 30, 2009, from $581.3 million for the six months ended June 30, 2008. Our revenues were impacted by the severe decline in the global capital markets and the unprecedented levels of volatility and disruption of the capital and credit markets resulting in reduced demand for our products. Gross profit decreased $6.1 million, or 22.4%, to $21.2 million for the three months ended June 30, 2009, from $27.3 million for the three months ended June 30, 2008. Gross profit decreased $12.0 million, or 22.3%, to $41.8 million for the six months ended June 30, 2009, from $53.8 million for the six months ended June 30, 2008. The decline in gross profit in both periods was the result of the declining sales volume of our products and a reduction in average sale prices for some of the products.

Total operating expenses decreased 19.1% and 11.6%, respectively, for the three and six months ended June 30, 2009, as compared to the corresponding periods in 2008, as a result of the restructuring efforts we undertook in the fourth quarter of 2008 in several of our In-country Operations and in Miami. Net income was $2.9 million for the three months ended June 30, 2009, as compared to net loss of $6.4 million for the three months ended June 30, 2008. Net income was $2.9 million for the six months ended June 30, 2009, as compared to net income of $2.4 million for the six months ended June 30, 2008. While the global economic downturn and the disruptions in the credit markets have caused a slowdown in our revenue growth, we did experience an increase in our net income due to lower operating expenses, reduced interest costs, foreign exchange gains and gains from the repurchase of our debt at prices significantly below face value.

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

•

Shift in revenue to In-country Operations. One of our growth strategies is to expand the geographic presence of our In-country Operations into areas in which we believe we can achieve higher gross margins than our Miami Operations. Miami gross margins are generally lower than in-country gross margins because Miami is a more competitive market and Miami’s customers, who are primarily other Miami-based IT distributors or large IT distributors, resellers and retailers located in Latin America or the Caribbean, have larger average order quantities than customers of our in-country segment and as a result benefit from lower average prices. In-country revenue grew by an average of 23.4% annually between 2001 and 2008, as compared to growth in Miami revenue of an average of 10.0% annually over the same period. In-country revenue accounted for 74.7% and 73.1% of consolidated revenue for the three months ended June 30, 2009 and 2008, respectively. In-country revenue accounted for 73.9% and 72.0% of consolidated revenue for the six months ended June 30, 2009 and 2008, respectively.

•

Exposure to fluctuations in foreign currency. A significant portion of our revenues from In-country Operations is invoiced in currencies other than the U.S. dollar and a significant amount of our in-country operating expenses are denominated in currencies other than the U.S. dollar. In markets where we invoice in local currency, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, the appreciation of the local currency will reduce our gross profit and gross margins in U.S. dollar terms. In markets where our books and records are prepared in currencies other than the U.S. dollar, the appreciation of a local currency will increase our operating expenses and decrease our operating margins in U.S. dollar terms. In our unaudited condensed consolidated statement of operations, a foreign exchange (gain) loss of $(2.8) million and $7.7 million, respectively, was included for the three months ended June 30, 2009 and 2008 and a foreign exchange (gain)

loss of $(1.1) million and $2.2 million, respectively, was included for the six months ended June 30, 2009 and 2008. We periodically engage in foreign currency forward contracts when available and when doing so is not cost prohibitive. In periods when we do not, foreign currency fluctuations may adversely affect our results of operations, including our gross margins and operating margins.

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

•

Increased levels of indebtedness. In connection with the investment by CVC International in our Company in August 2004 and our re-acquisition of Centel in August 2005, we borrowed under our former senior secured credit facility with Wells Fargo Foothill and Morgan Stanley, (our “Former Senior Secured Credit Facility”) and issued subordinated seller notes to the sellers, which increased our leverage and our interest expense. In August 2005, we issued $120.0 million of 11 3/4% Second Priority Senior Secured Notes (the “11 3/4% Senior Notes”) and used the proceeds to repay the outstanding principal balances on our Former Senior Secured Credit Facility and subordinated seller notes and pay a $20.0 million dividend to our then shareholders of record. For the three months ended June 30, 2009 and 2008, interest expense was $3.9 million and $4.2 million, respectively. For the six months ended June 30, 2009 and 2008, interest expense was $7.7 million and $8.4 million, respectively.

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

The Company recorded an impairment charge of $18.8 million of our $32.3 million of goodwill for the year ended December 31, 2008. This non-cash charge materially impacted our equity and results of operations in 2008, but does not impact our ongoing business operations, liquidity or cash flow. The goodwill impairment charge represents the extent to which the carrying values exceed the fair value attributable to our goodwill. The decline in value of our goodwill was consistent with the overall market decline as a result of the global economic environment and financial market dislocation. There was no impairment charge recorded for goodwill and identifiable intangible assets for the three and six months ended June 30, 2009 and 2008. Our future results of operations may be impacted by the prolonged weakness in the current economic environment, which may result in a further impairment of any existing goodwill or goodwill and/or other long-lived assets recorded in the future.

•

Deferred tax assets. Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets, which also include net operating loss (“NOL”) carryforwards for entities that have generated or continue to generate operating losses, are assessed periodically by management to determine if their future benefit will be fully realized. If it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net (loss) income in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Such charges could have a material adverse effect on our results of operations or financial condition. As a result of our evaluation, we established a $4.8 million valuation allowance against the carrying value of our long-term deferred tax assets as of December 31, 2008. As of June 30, 2009, the valuation allowance against the carrying value of our long-term deferred tax assets was $6.1 million.

As of June 30, 2009, the Company’s U.S. and state of Florida NOLs resulted in $12.0 million of deferred tax assets, which will begin to expire in 2026. As of December 31, 2008, Intcomex Argentina had $4.3 million in NOLs resulting in $1.5 million of deferred tax assets, which will begin to expire in 2011. The Company analyzed the available evidence related to the realization of the deferred tax assets, considered the current negative economic environment and determined it is now more likely than not that we will not recognize a portion of our deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies. As of December 31, 2008, the Company recorded a valuation allowance of $2.4 million in the U.S., $1.5 million in Argentina and $0.3 million in Mexico against the respective NOLs, as management did not believe that it would realize the full benefit of these NOLs. As of

June 30, 2009, the Company increased the valuation allowance against its NOLs, to $6.1 million as of June 30, 2009, as compared to $4.8 million as of December 31, 2008, as management believed that a portion of its NOLs would not be fully realized at a future time. Our future results of operations may be impacted by the prolonged weakness in the current economic environment, which may result in further valuation allowances on our deferred tax assets and adversely affect our results of operations or financial condition.

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

Comparison of the three months ended June 30, 2009 versus the three months ended June 30, 2008

The following table sets forth selected financial data and percentages of revenue for the periods presented (in thousands):

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Revenue	$225,568	100.0%	$303,861	100.0%
Cost of revenue	204,374	90.6%	276,561	91.0%

Gross profit	21,194	9.4%	27,300	9.0%
Selling, general and administrative	16,967	7.5%	21,358	7.0%
Depreciation and amortization	1,071	0.5%	950	0.3%

Total operating expenses	18,038	8.0%	22,308	7.3%

Operating income	3,156	1.4%	4,992	1.6%
Other expense	367	0.2%	11,647	3.8%

Income (loss) before benefit for income taxes	2,789	1.2%	(6,655)	(2.2)%
Benefit for income taxes	(109)	0.0%	(234)	(0.1)%

Net income (loss)	$2,898	1.3%	$(6,421)	(2.1)%

Revenue. Revenue decreased $78.3 million, or 25.8%, to $225.6 million for the three months ended June 30, 2009, from $303.9 million for the three months ended June 30, 2008. Our revenue was impacted by the severe decline in the global capital markets and the unprecedented levels of volatility and disruption of the capital and credit markets resulting in reduced demand for our products. The decline resulted in a decrease in the sales of our core products, such as monitors of $15.9 million, CPUs of $12.0 million, printers of $8.1 million, memory products of $6.8 million, notebook computers of $6.7 million and software of $6.4 million in our Miami and In-country Operations, particularly in Argentina, Chile, Colombia, Mexico, Peru and Uruguay. We experienced a 22.6% decline in unit shipments across our core product lines for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, due to the declining demand for IT products, coupled with a 7.6% decline in average sales prices across the same core products. In-country revenue decreased $53.7 million, or 24.2%, to $168.4 million for the three months ended June 30, 2009, from $222.1 million for the three months ended June 30, 2008. In-country revenue accounted for 74.7% of our total revenue for the three months ended June 30, 2009, as compared to 73.1% of our total revenue for the three months ended June 30, 2008. The decline in revenue was mainly due to the overall decrease in sales in Chile, Mexico, Argentina, Colombia, Uruguay and Peru, and to a lesser extent, in Panama, Jamaica and Costa Rica. The decline in revenue in our In-country Operations reflected the decreased demand for monitors, printers, CPUs, memory products, software and hard disk drives. Miami revenue decreased $24.6 million, or 30.1%, to $57.2 million for the three months ended June 30, 2009 (net of $57.9 million of revenue derived from sales to our In-country Operations) from $81.8 million for the three months ended June 30, 2008 (net of $73.2 million of revenue derived from sales to our In-country Operations). The decline in revenue in our Miami Operations reflected the decrease in sales volume of CPUs and hard disk drives and the decrease in sales volume and price of memory products, notebook computers, monitors, printers and software, slightly offset by the increase in sales volume of motherboards.

Gross profit. Gross profit decreased $6.1 million, or 22.4%, to $21.2 million for the three months ended June 30, 2009, from $27.3 million for the three months ended June 30, 2008. The decrease was primarily driven by lower sales volume in our Miami and In-country Operations. In-country gross profit decreased $4.9 million, or 24.7%, to $14.9 million for the three months ended June 30, 2009, from $19.8 million for the three months ended June 30, 2008. The decrease in in-country gross profit was primarily attributable to the decreased sales volumes of monitors, CPUs, printers, memory products and software in Argentina, Chile, Colombia, Costa Rica, Jamaica, Mexico, Peru and Uruguay. In-country gross profit accounted for 70.0% of our consolidated gross profit for the three months ended June 30, 2009, as compared to 72.5% of our consolidated gross profit for the three months ended June 30, 2008. Miami gross profit decreased $1.2 million, or 15.5%, to $6.3 million for the three months ended June 30, 2009, as compared to $7.5 million for the three months ended June 30, 2008. The decrease in Miami’s gross profit was largely the result of the decrease in sales volume of CPUs and hard disk drives and the decrease in sales volume and price of memory products, notebook computers, monitors, printers and software. The decrease in Miami’s gross profit was slightly offset by the increase in sales volume of motherboards. As a percentage of revenue, gross margin increased to 9.4% for the three months ended June 30, 2009, as compared to 9.0% for the three months ended June 30, 2008, due to the increased mix of higher margin products and the reduced dependency on high volume, low margin integrator export business.

Operating expenses. Total operating expenses decreased $4.3 million, or 19.1%, to $18.0 million for the three months ended June 30, 2009, from $22.3 million for the three months ended June 30, 2008. As a percentage of revenue, operating expenses increased to 8.0% of revenue for the three months ended June 30, 2009, as compared to 7.3% of revenue for the three months ended June 30, 2008. The decrease in operating expenses resulted from the Company’s restructuring actions implemented in the fourth quarter of 2008, which were designed to improve the Company’s efficiencies and profitability, primarily in Miami, Argentina, Chile, Mexico and Peru. The decrease was driven in part by reduced salaries and payroll-related expenses of $1.5 million, office, warehouse, building and occupancy expenses of $0.9 million and professional fees of $0.5 million, for the three months ended June 30, 2009. As a percentage of total operating expenses, salaries and payroll-related expenses increased to 53.5% of total operating expenses for the three months ended June 30, 2009, as compared to 48.0% for the three months ended June 30, 2008. In-country operating expenses decreased $2.7 million, or 18.8%, to $11.8 million for the three months ended June 30, 2009, as compared to $14.5 million for the three months ended June 30, 2008, due to the lower salaries and payroll-related expenses, professional fees, commission expenses, office, warehouse, building and occupancy expenses and bad debt expense, particularly in Argentina, Chile and Mexico. The decline in our in-country salaries, payroll-related and professional fees resulted from the restructuring efforts, which included workforce reductions. The decrease in commission expenses resulted from the lower sales volumes. In our Miami Operations, we similarly experienced a reduced level of salaries and payroll-related expenses, professional fees, office, warehouse, building and occupancy expenses and bad debt expense.

Operating income. Operating income decreased $1.8 million, or 36.8%, to $3.2 million for the three months ended June 30, 2009, from $5.0 million for the three months ended June 30, 2008. The decrease was primarily driven by lower sales volume, partially offset by reduction in operating expenses. In-country operating income decreased $2.2 million, or 42.1%, to $3.1 million for the three months ended June 30, 2009, from $5.3 million for the three months ended June 30, 2008, primarily from the reduced level of salaries and payroll-related expenses, professional fees, office, warehouse, building and occupancy expenses and bad debt expense, partially offset by the lower sales volumes. Miami operating income increased $0.4 million, to $0.1 million for the three months ended June 30, 2009, from an operating loss of $0.3 million for the three months ended June 30, 2008. The increase in Miami operating income resulted primarily from the reduced level of salaries and payroll-related expenses, professional fees, office, warehouse, building and occupancy expenses and bad debt expense, partially offset by the lower sales volumes.

Other expense. Other expense decreased $11.3 million, to $0.3 million for the three months ended June 30, 2009, from $11.6 million for the three months ended June 30, 2008. The decrease was primarily attributable to the foreign currency exchange gains during the period, due to the revaluation of the Chilean and Colombian Pesos. The foreign exchange (gain) loss increased by $10.5 million to a gain of $2.8 million for the three months ended June 30, 2009, from a loss of $7.7 million for the three months ended June 30, 2008. The Chilean Peso experienced a revaluation of 7.9%, strengthening to 540.0 pesos per U.S. dollar as of June 30, 2009, from 586.6 pesos per U.S. dollar as of March 31, 2009. The Colombian Peso experienced a revaluation of 13.6%, strengthening to 2,179.3 pesos per U.S. dollar as of June 30, 2009, from 2,523.3 pesos per U.S. dollar as of March 31, 2009. Other expense also decreased due to the $0.6 million gain related to the repurchase, in an arm’s length transaction, of $1.0 million of our 11 3/4% Senior Notes at a substantial discount to their face amount.

Benefit for income taxes. The benefit for income taxes decreased $0.1 million, or 53.4%, to $0.1 million for the three months ended June 30, 2009, from $0.2 million for the three months ended June 30, 2008. The decrease was due to the existence of taxable earnings in several of our foreign operations during the period. Our effective tax rate was (4)% for the three months ended June 30, 2009, as compared to (3)% for the three months ended June 30, 2008, resulting primarily from the taxable gain on the repurchase of our 11 3/4% Senior Notes, taxable earnings in several of our foreign operations and the absence of non-taxable income primarily in the U.S., as compared to the three months ended June 30, 2008.

Net income. Net income increased $9.3 million, to $2.9 million for the three months ended June 30, 2009, as compared to net loss of $6.4 million for the three months ended June 30, 2008. The increase resulted from the foreign currency exchange gains due to the effects of the strengthening valuations relative to the U.S. dollar, particularly the Chilean and Colombian Pesos. In addition, the increase was attributable to the decline in operating expenses related to our In-country Operations and the favorable gain in other income from the repurchase of $1.0 million of our 11 3/4% Senior Notes at a substantial discount to their face amount.

Comparison of the six months ended June 30, 2009 versus the six months ended June 30, 2008

The following table sets forth selected financial data and percentages of revenue for the periods presented (in thousands):

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Revenue	$429,950	100.0%	$581,320	100.0%
Cost of revenue	388,160	90.3%	527,502	90.7%

Gross profit	41,790	9.7%	53,818	9.3%
Selling, general and administrative	34,022	7.9%	39,021	6.7%
Depreciation and amortization	2,115	0.5%	1,874	0.3%

Total operating expenses	36,137	8.4%	40,895	7.0%

Operating income	5,653	1.3%	12,923	2.2%
Other expense	1,981	0.5%	10,153	1.7%

Income before provision for income taxes	3,672	0.9%	2,770	0.5%
Provision for income taxes	761	0.2%	367	0.1%

Net income	$2,911	0.7%	$2,403	0.4%

Revenue. Revenue decreased $151.4 million, or 26.0%, to $430.0 million for the six months ended June 30, 2009, from $581.3 million for the six months ended June 30, 2008. Our revenue was impacted by the severe decline in the global capital markets and the unprecedented levels of volatility and disruption of the capital and credit markets resulting in reduced demand for our products. The decline resulted in a decrease in the sales of our core products, such as monitors of $26.1 million, CPUs of $22.0 million, hard drives of $20.8 million, software of $12.8 million, printers of $12.7 million, memory products of $11.4 million and notebook computers of $7.0 million in our Miami and In-country Operations, particularly in Argentina, Chile, Colombia, Mexico, Peru and Uruguay. We experienced a 19.4% decline in unit shipments across our core product lines for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, due to the declining demand for IT products, coupled with a 10.4% decline in average sales prices across the same core products. In-country revenue decreased $100.8 million, or 24.1%, to $317.8 million for the six months ended June 30, 2009, from $418.6 million for the six months ended June 30, 2008. In-country revenue accounted for 73.9% of our total revenue for the six months ended June 30, 2009, as compared to 72.0% of our total revenue for the six months ended June 30, 2008. The decline in in-country revenue was mainly due to the overall decrease in sales in Chile, Mexico, Argentina, Colombia, Uruguay and Peru, and to a lesser extent, in Costa Rica, Panama and Jamaica. The decline in revenue in our In-country Operations reflected the decreased demand for monitors, printers, CPUs, hard disk drives, software, printers, memory products and basic “white-box” systems. Miami revenue decreased $50.6 million, or 31.1%, to $112.2 million for the six months ended June 30, 2009 (net of $111.5 million of revenue derived from sales to our In-country Operations) from $162.8 million for the six months ended June 30, 2008 (net of $144.7 million of revenue derived from sales to our In-country Operations). The decline in sales in our Miami Operations reflected the decrease in sales volume of CPUs, memory products and hard disk drives and the decrease in sales volume and price of software, notebook computers, monitors and printers, slightly offset by the increase in sales volume of motherboards.

Gross profit. Gross profit decreased $12.0 million, or 22.3%, to $41.8 million for the six months ended June 30, 2009, from $53.8 million for the six months ended June 30, 2008. The decrease was primarily driven by lower sales volume in our Miami and In-country Operations. In-country gross profit decreased $9.8 million, or 25.4%, to $28.8 million for the six months ended June 30, 2009, from $38.7 million for the six months ended June 30, 2008. The decrease in in-country gross profit was primarily attributable to the decreased sales volumes of basic “white-box” systems, monitors, CPUs, hard disk drives, printers and software in Chile, Mexico, Argentina, Colombia, Uruguay and Peru, and to a lesser extent, in Costa Rica, Panama and Jamaica. In-country gross profit accounted for 69.0% of our consolidated gross profit for the six months ended June 30, 2009, as compared to 71.9% of our consolidated gross profit for the six months ended June 30, 2008. Miami gross profit decreased $2.2 million, or 14.4%, to $12.9 million for the six months ended June 30, 2009, as compared to $15.1 million for the six months ended June 30, 2008. The decrease in Miami’s gross profit was largely the result of the decrease in sales volume of CPUs, memory products and hard disk drives and the decrease in sales volume and price of software, notebook computers, monitors and printers. The decrease in Miami’s gross profit was slightly offset by the increase in sales volume of motherboards. As a percentage of revenue, gross margin increased to 9.7% for the six months ended June 30, 2009, as compared to 9.3% for the six months ended June 30, 2008, due to the increased mix of higher margin products and the reduced dependency on high volume, low margin integrator export business.

Operating expenses. Total operating expenses decreased $4.8 million, or 11.6%, to $36.1 million for the six months ended June 30, 2009, from $40.9 million for the six months ended June 30, 2008. As a percentage of revenue, operating expenses increased to 8.4% of revenue for the six months ended June 30, 2009, as compared to 7.0% of revenue for the six months ended June 30, 2008. The decrease in operating expenses resulted from the Company’s restructuring actions implemented in the fourth quarter of 2008, which were designed to improve the Company’s efficiencies and profitability, primarily in Miami, Argentina, Chile, Mexico and Peru. The decrease was driven in part by reduced salaries and payroll-related expenses of $1.5 million, office, warehouse, building and occupancy expenses of $0.9 million, bad debt of $0.6 million and professional fees of $0.5 million, for the six months ended June 30, 2009. As a percentage of total operating expenses, salaries and payroll-related expenses increased to 52.6% of total operating expenses for the six months ended June 30, 2009, as compared to 50.6% for the six months ended June 30, 2008. In-country operating expenses decreased $3.9 million, or 14.6%, to $22.8 million for the six months ended June 30, 2009, as compared to $26.7 million for the six months ended June 30, 2008, due to the lower salaries and payroll-related expenses, professional fees, commission expense, office and warehouse expenses, particularly in Argentina, Chile and Mexico. The decline in our in-country salaries, payroll-related and professional fees resulted from the restructuring efforts, which included workforce reductions. The decrease in commission expenses resulted from the lower sales volumes. In our Miami Operations, we incurred a reduced level of salaries and payroll-related expenses, professional fees, office, warehouse, building and occupancy expenses and bad debt expense.

Operating income. Operating income decreased $7.3 million, or 56.3%, to $5.7 million for the six months ended June 30, 2009, from $12.9 million for the six months ended June 30, 2008. The decrease was primarily driven by lower sales volume, partially offset by reduction in operating expenses. In-country operating income decreased $5.9 million, or 52.0%, to $5.4 million for the six months ended June 30, 2009, from $11.3 million for the six months ended June 30, 2008, primarily from the reduced level of salaries and payroll-related expenses, professional fees, office, warehouse, building and occupancy expenses, partially offset by the lower sales volumes. Miami operating income decreased $1.4 million, or 86.9%, to $0.2 million for the six months ended June 30, 2009, from $1.6 million for the six months ended June 30, 2008. The decrease in Miami operating income resulted primarily from the lower sales volumes.

Other expense. Other expense decreased $8.2 million, or 80.5%, to $2.0 million for the six months ended June 30, 2009, from $10.2 million for the six months ended June 30, 2008. The decrease was primarily attributable to the foreign currency exchange gains during the period, due to the revaluation of the Chilean Peso. The foreign exchange (gain) loss increased by $3.4 million to a gain of $1.1 million for the six months ended June 30, 2009, from a loss of $2.2 million for the six months ended June 30, 2008. The Chilean Peso experienced a revaluation of 16.7%, strengthening to 540.0 pesos per U.S. dollar as of June 30, 2009, from 648 pesos per U.S. dollar as of December 31, 2009. Other expense also decreased due to the $4.4 million gain from the repurchase, in arm’s length transactions, of $7.1 million of our 11 3/4% Senior Notes at substantial discounts to their face amount.

Provision for income taxes. The provision for income taxes increased $0.4 million, or 107.4%, to $0.8 million for the six months ended June 30, 2009, from $0.4 million for the six months ended June 30, 2008. The increase was due to lower taxable earnings in our In-country Operations. Our effective tax rate was 21% for the six months ended June 30, 2009, as compared to 13% for the six months ended June 30, 2008, resulting primarily from the taxable gains on the repurchase of our 11 3/4% Senior Notes, and the lower non-taxable income in the U.S. as compared to the six months ended June 30, 2008.

Net income. Net income increased $0.5 million, to $2.9 million for the six months ended June 30, 2009, as compared to $2.4 million for the six months ended June 30, 2008. The increase resulted from the foreign currency exchange gains due to the effects of the strengthening valuations against the U.S. dollar, particularly the Chilean and Colombian Pesos. In addition, the increase was attributable to the decline in operating expenses related to our In-country Operations and the favorable gains in other income from the repurchase of $7.1 million of our 11 3/4% Senior Notes at substantial discounts to their face amount.

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

Our working capital as of June 30, 2009 decreased by $3.3 million, or 4.4%, to $72.4 million, as compared to $75.7 million as of December 31, 2008. This decrease was due primarily to increased trade accounts payable, partly offset by an increase in trade accounts receivable and inventories. Our cash and cash equivalents amounted to $25.4 million as of June 30, 2009, as compared to $22.3 million as of December 31, 2008. The increase was primarily attributable to the increase in trade accounts payable, offset by the repurchase of $7.1 million of our 11 3/4% Senior Notes at substantial discounts to their face amount during the six months ended June 30, 2009.

Changes in Financial Condition

The following table summarizes our cash flows for the periods presented:

	For the Six Months Ended
	June 30, 2009	June 30, 2008
	(Dollars in thousands)
Cash flows provided by operating activities	$8,903	$1,205
Cash flows used in investing activities	(1,636)	(3,168)
Cash flows used in by financing activities	(4,593)	(1,277)
Effect of foreign currency exchange rate changes on cash and cash equivalents	411	1,261

Net increase (decrease) in cash and cash equivalents	$3,085	$(1,979)

Cash flows from operating activities. Our cash flows from operating activities resulted in cash provided by operations of $8.9 million for the six months ended June 30, 2009, as compared to $1.2 million for the six months ended June 30, 2008. This generation was primarily driven by the increase in accounts payable as a result of management’s actions to purchase and replenish inventory levels in anticipation of higher future unit costs.

Cash flows from investing activities. Our cash flows from investing activities resulted in a requirement of $1.6 million for the six months ended June 30, 2009, as compared to a requirement of $3.2 million for the six months ended June 30, 2008. This improvement was due primarily to the absence of capital expenditures associated with the new facilities in Peru and, to a lesser extent, Costa Rica.

Cash flows from financing activities. Our cash flows from financing activities resulted in a requirement of $4.6 million for the six months ended June 30, 2009, as compared to a requirement of $1.3 million for the six months ended June 30, 2008. This decrease was driven by lower net borrowings under our lines of credit, particularly in Uruguay, Peru and Ecuador.

Working Capital Management

The successful management of our working capital needs is a key driver of our growth and cash flow generation. The following table sets forth certain information about the largest components of our working capital: our trade accounts receivable, inventories and accounts payable:

	As of June 30, 2009	As of December 31, 2008
	(Dollars in thousands)
Balance sheet data:
Trade accounts receivable, net of allowance	$98,904	$91,085
Inventories	98,886	90,858
Accounts payable	136,683	108,754

	(Data in days)
Other data:
Trade accounts receivable days (1)	41.6	37.9
Inventory days (2)	46.1	41.9
Accounts payable days (3)	(63.7)	(50.2)

Cash conversion cycle (4)	24.0	29.6

(1)	Trade accounts receivable days is defined as our consolidated trade accounts receivable (net of allowance for doubtful accounts) as of the last day of the year divided by our consolidated revenue for such period times 181 days. Our consolidated trade accounts receivable for our In-country Operations include value added tax at a rate of between 5% and 27% (depending on the country). The exclusion of such value added tax would result in lower trade accounts receivable days.
(2)	Inventory days is defined as our consolidated inventory as of the last day of the year divided by our consolidated cost of goods sold for such period times 181 days.

(3)	Accounts payable days is defined as our consolidated accounts payable as of the last day of the year divided by our consolidated cost of goods sold for such period times 181 days.
(4)	Cash conversion cycle is defined as our trade accounts receivable days plus inventory days less accounts payable days.

Cash conversion cycle days. One measurement we use to monitor working capital is the cash conversion cycle, which measures the number of days to convert trade accounts receivable and inventory, net of accounts payable, into cash. Our cash conversion cycle improved to 24.0 days as of June 30, 2009, from 29.6 days as of December 31, 2008. This improvement was primarily driven by the increase in our accounts payable days, partially offset by the increase in our trade accounts receivable days and inventory days. Trade accounts receivable days increased to 41.6 days as of June 30, 2009, from 37.9 days as of December 31, 2008, resulting from retailers in Chile and Ecuador taking longer to pay and extended term special projects in Guatemala. Inventory days increased to 46.1 days as of June 30, 2009, as compared to 41.9 days as of December 31, 2008, due to advance purchases of monitors in Mexico and notebook computers in Chile. Accounts payable days increased to 63.7 days as of June 30, 2009, from 50.2 days as of December 31, 2008, as management aligned vendor payments to collection activity and the special projects in Guatemala.

Trade accounts receivable. We principally sell products to a large base of third-party distributors, resellers and retailers throughout Latin America and the Caribbean and to other Miami-based exporters of IT products to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No one customer accounted for more than 2.0% of sales as of June 30, 2009 and 2008. We provide trade credit to our customers in the normal course of business. The collection of a substantial portion of our receivables is susceptible to changes in Latin American and Caribbean economies and political climates. We monitor our exposure for credit losses and maintain allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting our industry. The financial condition of our customers and the related allowance for doubtful accounts is continually reviewed by management.

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

Prior to extending credit to a customer, we analyze the customer’s financial history and obtain personal guarantees, where appropriate. Our Miami Operations and In-country Operations in Chile use credit insurance and make provisions for estimated credit losses. Our other In-country Operations make provisions for estimated credit losses but generally do not use credit insurance. Our Miami Operations has a credit insurance policy covering trade sales to non-affiliated buyers with Euler Hermes ACI. The policy’s aggregate limit is $20.0 million with an aggregate deductible of $0.3 million with expiration dated July 31, 2009. In addition, 10% or 20% buyer coinsurance provisions and sub-limits in coverage on a per-buyer and per-country basis apply. The Company is in the process of renewing the policy with Euler Hermes ACI for the 2009-2010 policy period.

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

Capital Expenditures and Investments

Capital expenditures decreased to $1.5 million for the six months ended June 30, 2009, as compared to $3.3 million for the six months ended June 30, 2008. The decrease was primarily driven by the absence of capital expenditures related to the new facilities in Peru and Costa Rica.

Our future capital requirements will depend on many factors, including the timing and amount of our revenues and our investment decisions, which will affect our ability to generate additional cash. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for the foreseeable future. Thereafter, if cash generated from operating and financing activities is insufficient to satisfy our working capital requirements, we may seek additional funding through bank borrowings or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all. The current global economic downturn and the tightening of the credit markets further heightens the risk that we may not be able to borrow additional funds under our existing credit facilities and our ability to obtain alternative sources of financing will be limited, if participating banks become insolvent or their liquidity becomes impaired. We anticipate that capital expenditures will be approximately $3.0 million per year over the next few years, as we have no further facility expansion needs and have completed a substantial portion of our ERP system implementation and integration.

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

The Company has lines of credit, short-term overdraft and credit facilities with various financial institutions in the countries in which the Company’s individual business reside. Many of our In-country Operations also have limited credit facilities. These credit facilities fall into three categories: asset-based financing facilities, letters of credit and performance bond facilities, and unsecured revolving credit facilities and lines of credit. As of June 30, 2009 and December 31, 2008, the total amounts available under the credit facilities were $16.8 million and $14.4 million, respectively. As of June 30, 2009 and December 31, 2008, the total amounts outstanding under the credit facilities were $29.3 million and $31.0 million, respectively, of which $23.8 million and $23.6 million, respectively, were outstanding under the Miami credit facility and $7.2 million and $7.4 million, respectively, were outstanding under the in-country credit facilities. The outstanding balance is primarily attributed to the increased borrowing by our subsidiaries to meet local working capital requirements, particularly borrowings related to our operations in Peru and Guatemala, partially offset by a reduction in the borrowing requirements related to our operations in Colombia and Uruguay.

On August 25, 2005, the Company consummated a $120.0 million high yield notes offering in aggregate principal amount of 11 3/4% Senior Notes. The 11 3/4% Senior Notes were sold at 99.057 of face value and carry a coupon rate of 11 3/4% and are a second priority senior secured obligation of the Company due January 15, 2011. The proceeds of the offering were used to repay existing indebtedness, pay a dividend to shareholders, and pay fees and expenses associated with the debt offering with the remaining balance to be used for general corporate purposes. The 11 3/4% Senior Notes are secured on a second priority basis with 100.0% of the common shares of Holdings and SPC-1, LLC, and 65.0% of the shares of IXLA plus a second priority lien on the assets of SBA.

Concurrent with the high yield debt offering, SBA entered into a revolving credit facility with Comerica Bank. As of June 30, 2009, SBA has a $30.0 million revolving credit facility with Comerica Bank, including $0.2 million of letter of credit commitments and a capital expenditures limit of $1.0 million. Borrowings against the facility bear interest at the Eurodollar rate plus 3.5% and are secured on a first priority basis with all the assets of SBA. Interest is due monthly and the facility has a maturity date of January 1, 2010. Amounts borrowed under the facility may be repaid and re-borrowed at any time during the term of the agreement. Borrowing capacity is established monthly based on certain parameters established under the agreement. Advances under the facility are provided based on 85.0% of eligible domestic accounts receivable and 67.5% of eligible foreign accounts receivable plus 60.0% of eligible domestic inventory, less any credit facility reserves. The credit facility contains certain financial and non-financial covenants, including but not limited to, maintenance of a defined minimum level of tangible effective net worth and annual limitations on capital expenditures.

On March 20, 2009, SBA obtained a waiver to its credit agreement from Comerica Bank for its senior debt to tangible effective net worth ratio, minimum tangible effective net worth and net income, as of December 31, 2008. SBA also obtained an amendment to its credit agreement for the definitions of the borrowing base, revolving credit note and SBA’s permitted investments. The amendment allows SBA to issue commercial letters of credit and standby letters of credit, not to exceed $2.0 million at any one time outstanding. Borrowings against the facility bear interest at the daily adjustable LIBOR rate (at no time less than 2.0%) plus the applicable margin of 4.0%. SBA is required to provide accounts payable aging, insurance and borrowing base certificates on a bi-weekly basis. The Company is also required to maintain monthly stated levels of EBITDA and SBA and its guarantor shall maintain quarterly stated levels of net income, effective March 31, 2009 to December 31, 2009. As of June 30, 2009, SBA was in compliance with all of the covenants under its credit facility. For a detailed discussion of the revolving credit facility with Comerica Bank, see “Part I, Item 8. Financial Statements and Supplementary Data, Notes to Audited Consolidated Financial Statements, Note 6. Lines of Credit” in our Annual Report.

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

On June 23, 2009, the Company repurchased $1.0 million of its 11 3/4% Senior Notes in arm’s length transactions, at 40.38 of face value plus accrued interest.

On July 15, 2009, the Company made a mandatory interest payment of $5.8 million on its 11 3/4% Senior Notes.

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

Vendor Programs. We receive funds from vendors for price protection, product rebates, marketing and promotions and competitive programs, which are recorded as adjustments to product costs or selling, general and administrative expenses according to the nature of the program. Some of these programs may extend over one or more quarterly reporting periods. We recognize rebates or other vendor incentives as earned based on sales of qualifying products or as services are provided in accordance with the terms of the related program. We provide reserves for receivables on vendor programs for estimated losses resulting from vendors’ inability to pay or rejections of claims by vendors. These reserves require judgment and are based upon aging and management’s estimate of collectability.

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

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act for the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded as of June 30, 2009, that these controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings.

As of June 30, 2009, the Company had no material legal proceedings pending. From time to time, we are the subject of legal proceedings arising in the ordinary course of business. We do not believe that any proceedings currently pending or threatened will have a material adverse affect on our business or results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit No.	Description
10.1	Form of Intcomex, Inc. Restricted Stock Grant Agreement. *

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/S/ Anthony Shalom	Chairman of the Board of Directors	July 29, 2009
Anthony Shalom	Chief Executive Officer

/S/ Michael F. Shalom
Michael F. Shalom	President	July 29, 2009

/S/ Russell A. Olson
Russell A. Olson	Chief Financial Officer	July 29, 2009

Exhibit Index

Exhibit No.	Description
10.1	Form of Intcomex, Inc. Restricted Stock Grant Agreement.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.