Form 10-Q
period 2009-09-30
Intcomex, Inc.
filed 2009-10-26
CIK 1359425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 23, 2009, the Registrant had 100,000 shares of common stock, voting, $0.01 par value, and 2,182 shares of Class B common stock, non-voting, $0.01 par value, outstanding. There is no public trading market for the common stock.

INTCOMEX, INC.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in 000’s, except share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents (includes restricted cash of $400 at December 31, 2008)	$23,324	$22,344
Trade accounts receivable (net of allowance for doubtful accounts of $6,076 and $5,202 at September 30, 2009 and December 31, 2008, respectively)	87,656	91,085
Inventories	100,667	90,858
Prepaid expenses, notes receivable and other	34,262	31,414
Due from related parties	297	278

Total current assets	246,206	235,979
Property and equipment, net	16,731	17,678
Goodwill	13,594	13,548
Identifiable intangible assets, net	1,689	1,938
Notes receivable and other	14,974	14,925

Total assets	$293,194	$284,068

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities
Lines of credit	$35,744	$31,041
Current maturities of long-term debt	566	617
Accounts payable	119,012	108,754
Accrued expenses and other	15,890	19,792
Due to related parties	50	49

Total current liabilities	171,262	160,253
Long-term debt, net of current maturities	97,921	105,248
Other long-term liabilities	4,350	4,017

Total liabilities	273,533	269,518

Commitments and contingencies

Shareholders’ equity
Common stock, voting $0.01 par value, 140,000 shares authorized; 100,000 shares issued and outstanding	1	1
Class B common stock, non-voting $0.01 par value, 10,000 shares authorized; 2,182 shares issued and outstanding	—	—
Additional paid in capital	21,323	21,138
Retained earnings (deficit)	2,726	(2,040)
Accumulated other comprehensive loss	(4,389)	(4,549)

Total shareholders’ equity	19,661	14,550

Total liabilities and shareholders’ equity	$293,194	$284,068

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in 000’s, except share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$231,283	$273,884	$661,233	$855,204

Cost of revenue	207,950	248,331	596,110	775,833

Gross profit	23,333	25,553	65,123	79,371

Operating expenses
Selling, general and administrative	15,780	20,069	49,802	59,090
Depreciation and amortization	1,078	1,004	3,193	2,878

Total operating expenses	16,858	21,073	52,995	61,968

Operating income	6,475	4,480	12,128	17,403

Other expense (income), net
Interest expense	3,802	4,421	11,491	12,863
Interest income	(112)	(282)	(397)	(795)
Other expense, net	482	(24)	(3,825)	—
Foreign exchange loss (gain)	(460)	4,416	(1,576)	6,616

Total other expense	3,712	8,531	5,693	18,684

Income (loss) before provision (benefit) for income taxes	2,763	(4,051)	6,435	(1,281)

Provision (benefit) for income taxes	908	(605)	1,669	(238)

Net income (loss)	$1,855	$(3,446)	$4,766	$(1,043)

Net income (loss) per weighted average share of common stock, voting and Class B common stock, non-voting:
Basic	$18.15	$(33.72)	$46.64	$(10.20)

Diluted	$18.15	$(33.72)	$46.64	$(10.20)

Weighted average number of common shares, voting and Class B common stock, non-voting, and common share equivalents used in per share calculation:
Basic	102,182	102,182	102,182	102,182

Diluted	102,182	102,182	102,182	102,182

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in 000’s)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income (loss)	$4,766	$(1,043)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash stock-based compensation expense	185	229
Depreciation expense	2,840	2,423
Amortization expense	1,431	1,625
Bad debt expense	1,772	2,609
Inventory obsolescence expense	287	794
Deferred income tax benefit	(619)	(4,409)
Gain on extinguishment of long-term debt	(4,411)	(290)
Gain on disposal of property and equipment and other	(212)	(31)
Change in operating assets and liabilities:
Decrease (increase) in:
Trade accounts receivables	1,657	2,600
Inventories	(10,096)	(19,071)
Prepaid expenses, notes receivable and other	(2,858)	(4,227)
Due from related parties	(19)	766
Increase (decrease) in:
Accounts payable	10,258	13,163
Accrued expenses and other	(3,610)	(2,699)
Due to related parties	1	(2)

Net cash provided by (used in) operating activities	1,372	(7,563)

Cash flows from investing activities
Purchases of property and equipment	(2,015)	(4,876)
Proceeds from disposition of assets	66	49
Notes receivable and other	(190)	109

Net cash used in investing activities	(2,139)	(4,718)

Cash flows from financing activities
Borrowings under lines of credit, net	4,703	9,450
Borrowings under long-term debt	79	36
Payments of long-term debt	(3,046)	(5,021)

Net cash provided by financing activities	1,736	4,465
Effect of foreign currency exchange rate changes on cash and cash equivalents	11	586

Net increase (decrease) in cash and cash equivalents	980	(7,230)
Cash and cash equivalents, beginning of period	$22,344	$29,399

Cash and cash equivalents, end of period	$23,324	$22,169

Supplemental disclosure of non-cash flow information
Property and equipment acquired through financing	$—	$14

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

Organization

The accompanying unaudited condensed consolidated financial statements include the accounts of Intcomex and its subsidiaries (collectively referred to herein as the “Company”) including the accounts of Intcomex Holdings, LLC (“Holdings”) (parent company of Software Brokers of America, Inc. (“SBA”), a Florida corporation), IXLA Holdings, Ltd. (“IXLA”), IFC International, LLC, a Delaware limited liability company (“IFC”) and Intcomex International Holdings Cooperatief U.A., a Netherlands cooperative (“Coop”). IXLA is the Cayman Islands limited time duration holding company of 14 separate subsidiaries located in Central America, South America, and the Caribbean. IFC and Coop are the parent companies of Intcomex Holdings SPC-1, LLC (“Intcomex SPC-1”) (parent company of Centel, S.A. de C.V. (“Centel”), a dually formed company in the U.S. and Mexico).

The Company’s operations include sales generated from and invoiced by the Miami, Florida operations (the “Miami Operations”) and sales generated from and invoiced by all of the Latin American and Caribbean subsidiary operations. The subsidiary operations conduct business with sales and distribution centers in the following countries: Argentina, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Jamaica, Mexico, Panama, Peru, and Uruguay and a sales office in Brazil (collectively, our “In-country Operations”).

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include certain information and disclosures normally required for comprehensive annual consolidated financial statements. Therefore, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2008, included in the Company’s Form 10-K filed with the SEC on March 30, 2009 (“Annual Report”). The results of operations for the three and nine months ended September 30, 2009 may not be indicative of the results of operations that can be expected for the full year.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of September 30, 2009, and its results of operations and its statements of cash flows for the three and nine months ended September 30, 2009 and 2008, as applicable. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements reflect the Company as the reporting entity for all periods presented.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in 000’s, except per share data)

(Unaudited)

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation. In particular, the 2008 gains from the Company’s repurchase of its 11 3/4% Second Priority Senior Secured Notes (“the 11 3/4% Senior Notes”) have been reclassified to operating activities from financing activities in the unaudited condensed consolidated statements of cash flows.

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

Employee equity share options, non-vested shares and similar equity instruments granted by the Company are treated as potential common shares outstanding in computing diluted net income (loss) per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid in capital when the award becomes deductible are assumed to be used to repurchase shares.

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

The following table sets forth the computation of basic and diluted net income (loss) per weighted average share of Common Stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator for basic and diluted net income (loss) per share of Common Stock:
Net income (loss)	$1,855	$(3,446)	$4,766	$(1,043)

Denominator:
Denominator for basic net income (loss) per share of Common Stock – weighted average shares	102,182	102,182	102,182	102,182

Effect of dilutive securities:
Stock options and unvested restricted stock (1)	—	—	—	—

Denominator for diluted net income (loss) per share of Common Stock – adjusted weighted average shares	102,182	102,182	102,182	102,182

Net income (loss) per share of Common Stock:
Basic	$18.15	$(33.72)	$46.64	$(10.20)

Diluted	$18.15	$(33.72)	$46.64	$(10.20)

(1)	The stock options were antidilutive during the three and nine months ended September 30, 2009 and 2008, as the fair value was below the exercise price. The shares of restricted Class B common stock, non-voting were antidilutive during the three and nine months ended September 30, 2009 and 2008.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in 000’s, except per share data)

(Unaudited)

Fair Value of Financial Instruments

Assets and liabilities measured at fair value are classified and disclosed in one of the following three categories:

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

The amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices approximates the fair value of derivative financial instruments. The Company did not have any foreign currency forward contracts outstanding as of September 30, 2009. The Company’s foreign currency forward contract with a notional amount of $11,800 as of December 31, 2008, had a fair value of $(31).

There were no changes to our valuation methodology for assets and liabilities measured at fair value during the three and nine months ended September 30, 2009.

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources, comprised of net income (loss) and other comprehensive income (loss). Comprehensive income (loss) consisted of the following for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Comprehensive income (loss)
Net income (loss)	$1,855	$(3,446)	$4,766	$(1,043)
Foreign currency translation adjustments	(506)	(1,364)	160	390

Total comprehensive income (loss)	$1,349	$(4,810)	$4,926	$(653)

Total comprehensive income (loss) was driven primarily by operating gains and foreign currency translation adjustments related to our operations in Mexico of $(506) and $(1,364) for the three months ended September 30, 2009 and 2008, respectively, and $160 and $390 for the nine months ended September 30, 2009 and 2008, respectively. Accumulated other comprehensive (loss), consisting of cumulative foreign currency losses, included in shareholders’ equity, totaled $(4,389) and $(4,549), respectively, as of September 30, 2009 and December 31, 2008.

Note 2. Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 to our audited consolidated financial statements included in our Annual Report. These accounting policies have not significantly changed.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in 000’s, except per share data)

(Unaudited)

Recently Adopted and Issued Accounting Guidance

Recently Issued Accounting Guidance

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 810, Consolidation, (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)) regarding the consolidation of variable interest entities. ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009, which will not have a material impact on our financial statements.

In June 2009, the FASB issued ASC 860, Transfers and Servicing (formerly SFAS No. 166, Accounting for Transfers of Financial Assets). ASC 860 requires more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. ASC 860 eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosure. This standard is effective for interim and annual periods ending after November 15, 2009, which will not have a material impact on our financial statements.

Recently Adopted Accounting Guidance

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles (formerly SFAS No. 168, The “FASB Accounting Standards Codification”™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP, except for SEC rules and interpretive releases, which are sources of authoritative GAAP for SEC registrants. The standard is effective for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of the standard on September 30, 2009, which did not have a material impact on its unaudited condensed consolidated financial statements.

In May 2009, the FASB issued ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events). ASC 855 establishes general accounting standards and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for fiscal years and interim periods ended after June 15, 2009. The Company adopted the provisions of the standard, which had no effect on the unaudited condensed consolidated financial statements and subsequent events through the date of this filing. The Company evaluated subsequent events from October 1, 2009 to October 26, 2009, the date the Company issued its unaudited condensed consolidated financial statements.

In April 2009, the FASB issued ASC 825, Financial Instruments (formerly Financial Staff Position (“FSP”) No. 107-1 and Accounting Principles Board (“APB”) 28-1 (FSP No. 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments). ASC 825 requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. ASC 825 enhances consistency in financial reporting by increasing the frequency of fair value disclosures and is effective for interim and annual periods ending after June 15, 2009, and is to be applied prospectively. The Company adopted the provisions of the standard, which did not have an effect on its unaudited condensed consolidated financial statements.

In March 2008, the FASB issued ASC 815, Derivatives and Hedging (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133). ASC815 requires enhanced disclosures about an entity’s derivative and hedging activities including how and why an entity uses, how an entity accounts for derivative instruments; and related hedged items and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. ASC 805 is effective beginning January 1, 2009. The Company adopted the provisions of the standard and included its effect in its unaudited condensed consolidated financial statements.

In February 2008, the FASB issued ASC 820, Fair Value Measurements and Disclosures (formerly FSP Financial Accounting Standard (“FAS”) No. 157-2, Effective Date of FASB Statement No. 157) which delayed the effective date for nonfinancial assets and nonfinancial liabilities until January 1, 2009. The Company adopted the provisions of the standard as of January 1, 2009, which did not have an effect on its unaudited condensed consolidated financial statements.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in 000’s, except per share data)

(Unaudited)

Note 3. Property and Equipment, Net

Property and equipment, net consisted of the following for the periods presented:

	As of September 30, 2009	As of December 31, 2008
Property and equipment, net
Land	$735	$735
Building and leasehold improvements	8,373	8,039
Office furniture, vehicles and equipment	10,855	10,672
Warehouse equipment	2,415	2,445
Software	8,029	7,104

Total property and equipment	30,407	28,995
Less accumulated depreciation	(13,676)	(11,317)

Total property and equipment, net	$16,731	$17,678

Property and equipment, net included $2,819 and $3,528 of capitalized leases at September 30, 2009 and December 31, 2008, respectively. There was no interest expense capitalized to property and equipment for the three and nine months ended September 30, 2009 and 2008.

Note 4. Identifiable Intangible Assets, Net and Goodwill

Identifiable Intangible Assets, Net

Identifiable intangible assets, net consisted of the following for the periods presented:

As of September 30, 2009	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships	$3,630	$(1,573)	$(415)	$1,642	10.0
Tradenames	1,080	(1,005)	(28)	47	3.5
Non-compete agreements	730	(730)	—	—	3.0
Patents – TGM S.A.	5	(5)	—	—

Total identifiable intangible assets, net	$5,445	$(3,313)	$(443)	$1,689

As of December 31, 2008	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships	$3,630	$(1,299)	$(512)	$1,819	10.0
Tradenames	1,080	(927)	(34)	119	3.5
Non-compete agreements	730	(730)	—	—	3.0
Patents –TGM S.A.	5	(5)	—	—

Total identifiable intangible assets, net	$5,445	$(2,961)	$(546)	$1,938

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of September 30, 2009 and December 31, 2008, the balance of goodwill was $13,594 and $13,548, respectively. As of September 30, 2009, the carrying amount of goodwill increased by $46, as compared to the carrying amount of goodwill as of December 31, 2008, due to the cumulative foreign currency translation effect of the revaluation of the Mexican Peso on the goodwill related to our 2005 Centel acquisition. As of December 31, 2008, the carrying amount of goodwill decreased by $20,709 from December 31, 2007, of which $1,932 related to the cumulative foreign currency translation effect of the Mexican Peso and $18,777 related to the goodwill impairment charge. There were no impairment charges against goodwill for the three and nine months ended September 30, 2009 and 2008.

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

The outstanding balance of lines of credit consisted of the following for the periods presented:

	As of September 30, 2009	As of December 31, 2008
Lines of credit
SBA – Miami	$24,067	$23,643
Intcomex S.A. – Chile	4,612	—
Intcomex Peru S.A.C	3,275	3,942
Intcomex de Guatemala, S.A.	1,964	300
TGM S.A. – Uruguay	807	1,617
Intcomex de Ecuador, S.A.	669	522
Computacion Monrenca Panama, S.A.	350	—
Intcomex Colombia, LTDA	—	1,017

Total lines of credit	$35,744	$31,041

As of September 30, 2009 and December 31, 2008, the total amounts available under the credit facilities were $12,615 and $14,447, respectively. The change in the outstanding balance is primarily attributed to borrowing by our subsidiaries to meet local working capital requirements, particularly borrowings related to our operations in Guatemala, partially offset by a reduction in the borrowing requirements related to our operations in Colombia and Uruguay.

SBA has a $30,000 revolving credit facility with Comerica Bank, including $200 of letter of credit commitments and a capital expenditures limit of $1,000. Borrowings against the facility bear interest at the Eurodollar rate plus 3.5% and are secured on a first priority basis with all the assets of SBA. Interest is due monthly and the facility has a maturity date of January 1, 2010. Amounts borrowed under the facility may be repaid and re-borrowed at any time during the term of the agreement. Borrowing capacity is established monthly based on certain parameters established under the agreement. Advances under the facility are provided based on 85.0% of eligible domestic accounts receivable and 85.0% of eligible foreign accounts receivable plus 60.0% of eligible domestic inventory, less any credit facility reserves. The credit facility contains certain financial and non-financial covenants.

On October 22, 2009, SBA and Comerica Bank signed a commitment letter, pursuant to which Comerica Bank may replace the existing revolving credit facility with a new three-year revolving credit facility. The replacement is contingent upon the Company’s refinancing of its 11 3/4% Senior Notes due 2011 and other conditions, subject to final documentation. The new revolving credit facility will be for an aggregate principal amount of up to $20,000, with a possible increase of an additional $10,000.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in 000’s, except per share data)

(Unaudited)

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

As of September 30, 2009 and December 31, 2008, SBA’s outstanding draws against the revolving credit facility were $20,828 and $21,476, respectively, and outstanding checks issued in excess of bank balances were $3,239 and $2,167, respectively. Based on collateral limitations, the remaining amounts available under the revolving credit facility were $5,933 and $4,957 as of September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009, the Company was in compliance with all of the covenants under its credit facility.

Outstanding stand-by undrawn letters of credit totaled approximately $17,900 and $11,150 as of September 30, 2009 and December 31, 2008, respectively.

Intcomex S.A.

Intcomex S.A. (“Intcomex Chile”) has a line of credit with a local financial institution for factoring of trade receivables with recourse. The line of credit has an interest rate of 2% and matures on November 16, 2009.

Intcomex Peru S.A.C.

Intcomex Peru S.A.C. (“Intcomex Peru”) has four lines of credit with two financial institutions as of September 30, 2009. The lines are collateralized with a guarantee from Holdings. The lines of credit carry interest rates ranging from 3.0% to 11.0%, two of which matured on September 30, 2009 and the remaining two mature on November 30, 2009.

Intcomex de Guatemala, S.A.

Intcomex de Guatemala, S.A. (“Intcomex Guatemala”) has three lines of credit with a local financial institution. The lines of credit have an interest rate of 9.0%, one of which matured on October 22, 2009 and the remaining two mature on October 29, 2009 and December 8, 2009.

T.G.M. S.A.

TGM S.A. – Uruguay (“Intcomex Uruguay”) has two lines of credit with local financial institutions. Each line of credit carries an interest rate of 8.0% and matures on November 30, 2009.

Intcomex de Ecuador, S.A.

Intcomex de Ecuador, S.A. (“Intcomex Ecuador”) has a line of credit with a local financial institution. The line of credit has an interest rate of 9.8% and matures on November 30, 2009.

Intcomex Colombia, LTDA

Intcomex Colombia, LTDA (“Intcomex Colombia”) had three lines of credit with local financial institutions carrying interest rates ranging from 13.5% to 28.0%.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in 000’s, except per share data)

(Unaudited)

Note 6. Long-Term Debt

Long-term debt consisted of the following for the periods presented:

	As of September 30, 2009	As of December 31, 2008
Long-term debt, net of current portion
Intcomex, Inc. – 11 3/4% Senior Notes	$96,705	$103,630
SBA – Capital lease	921	1,135
Intcomex Peru – Collateralized notes	616	721
Other, including various capital leases	245	379

Total long-term debt	98,487	105,865
Current maturities of long-term debt	(566)	(617)

Total long-term debt, net of current portion	$97,921	$105,248

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

On April 30, 2007, SBA entered into a lease agreement with Comerica Bank in the principal amount of $1,505 for the lease of the Miami office and warehouse equipment. Interest is due monthly at 6.84% of the total equipment costs and all outstanding amounts are due April 30, 2012. As of September 30, 2009 and December 31, 2008, $921 and $1,135, respectively, remained outstanding under the lease agreement.

On November 11, 2008, the Company purchased $5,000 of its 11 3/4% Senior Notes in an arm’s length transaction, at 49.00 of face value plus accrued interest, in advance of its mandatory August 15, 2009 sinking fund redemption requirement.

On January 13 and 14, 2009, the Company repurchased $1,000 of its 11 3/4% Senior Notes in arm’s length transactions, at 40.00 of face value plus accrued interest. On February 11 and 23, 2009, the Company repurchased $1,500 and $1,560, respectively, of its 11 3/ 4% Senior Notes in arm’s length transactions, at 36.00 of face value plus accrued interest. On March 26, 2009, the Company repurchased $1,025 of its 11 3/4% Senior Notes in arm’s length transactions, at 36.00 of face value plus accrued interest. On June 23, 2009, the Company repurchased $1,000 of its 11 3/4 % Senior Notes in arm’s length transactions, at 40.38 of face value plus accrued interest. On July 15, 2009, the Company made a mandatory interest payment of $5,754 on its 11 3/4% Senior Notes.

The Company recognized a gain on the redemption of its 11 3/4% Senior Notes of $4,411 and $290, respectively, for the nine months ended September 30, 2009 and 2008, which is included in other expense (income), net in the consolidated statements of operations. The Company did not repurchase any of its outstanding 11 3/4% Senior Notes during the three months ended September 30, 2009 and 2008. As of September 30, 2009 and December 31, 2008, $96,705 and $103,630, respectively, of the 11 3/4% Senior Notes remained outstanding.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in 000’s, except per share data)

(Unaudited)

Note 7. Income Taxes

Income tax provision consisted of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income tax provision
Current expense (benefit)
Federal and state	$22	$42	$61	$63
Foreign	1,259	1,174	2,227	4,108

Total current expense	1,281	1,216	2,288	4,171

Deferred (benefit) expense
Federal and state	(22)	(1,123)	(61)	(3,370)
Foreign	(351)	(698)	(558)	(1,039)

Total deferred benefit	(373)	(1,821)	(619)	(4,409)

Total income tax (benefit) provision	$908	$(605)	$1,669	$(238)

A reconciliation of the statutory federal income tax rate and effective rate as a percentage of income before provision for income taxes consisted of the following for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	%	2008	%	2009	%	2008	%
Effective tax rate
Income (loss) before (benefit) provision for income taxes:
U.S.	$(331)		$(3,676)		$(2,868)		$(9,943)
Foreign	3,094		(375)		9,303		8,662

Income (loss) before (benefit) provision for income taxes	$2,763		$(4,051)		$6,435		$(1,281)

Tax at statutory rate	$939	34	$(1,376)	(34)	$2,188	34	$(436)	(34)

State income taxes, net of federal income tax benefit	5	—	(172)	(4)	(8)	—	(567)	(44)
Effect of tax rates on non-U.S. operations	47	2	901	22	(1,492)	(23)	702	55
Effect of tax rates on subpart F income	1,104	40	—	—	1,104	17	—	—
Change in valuation allowance	(1,187)	(43)	42	1	(123)	(2)	63	5

Effective tax (benefit) provision	$908	33	$(605)	(15)	$1,669	26	$(238)	(18)

Our effective tax rate was 33% and 26% for the three and nine months ended September 30, 2009, respectively, as compared to (15%) and (18)% for the three and nine months ended September 30, 2008, respectively. The increase in the effective tax rate for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, was primarily due to the existence of taxable earnings in several of our foreign operations and the recognition of subpart F income, offset slightly by the absence of non-taxable income in our U.S. operations.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in 000’s, except per share data)

(Unaudited)

The Company’s deferred tax assets were attributable to the following for the periods presented:

	As of September 30, 2009	As of December 31, 2008
Deferred tax assets
Current assets:
Allowance for doubtful accounts	$1,104	$960
Inventories	841	725
Accrued expenses	643	621
Other	346	296

Total current assets	2,934	2,602
Non-current assets:
Tax goodwill	679	864
Net operating losses	13,692	13,225
Other	1,143	974
Valuation allowances	(4,925)	(4,802)

Total non-current assets	10,589	10,261

Total deferred tax assets	$13,523	$12,863

Deferred tax liabilities
Current liabilities:
Inventories	(83)	(328)

Total current liabilities	$(83)	$(328)
Non-current liabilities:
Fixed assets	(1,755)	(1,467)
Amortizable intangible assets	(647)	(746)
Inventories	(229)	(132)

Total non-current liabilities	(2,631)	(2,345)

Total deferred tax liabilities	$(2,714)	$(2,673)

Net deferred tax assets	$10,809	$10,190

As of September 30, 2009 and December 31, 2008, the balance of SBA’s tax goodwill was $2,461 and 2,953, respectively. SBA recorded tax goodwill of approximately $9,843 in July 1998, which is being amortized for tax purposes over 15 years. SBA established $262 of deferred tax assets for foreign withholding taxes paid in El Salvador during 2005.

As of September 30, 2009, the Company’s U.S. federal and state of Florida net operating losses (“NOLs”) resulted in $11,478 of deferred tax assets, which will begin to expire in 2026. The Company analyzed the available evidence related to the realization of the deferred tax assets, considered the current downturn in the global economic environment and determined it is now more likely than not that the Company will not recognize a portion of its deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies.

As of September 30, 2009 and December 31, 2008, the Company recorded, against the respective NOLs, a valuation allowance of $4,925 and $4,802, respectively, of which $2,987 and $2,723 related to the U.S. and $1,938 and $2,079 related to our In-country Operations, respectively, as management did not believe that it would fully realize their benefit at this time.

As of September 30, 2009, Intcomex Argentina S.R.L. (“Intcomex Argentina”) had $3,946 in NOLs resulting in a deferred tax asset of $1,381, which will begin to expire in 2011. A $1,381 valuation allowance has been recorded against this NOL as management does not believe that it will realize its full benefit at this time.

As of September 30, 2009, Intcomex SPC-1 had $1,096 in NOLs resulting in a deferred tax asset of $307, which will expire in 2018. A $307 valuation allowance has been recorded against this NOL, as management does not believe that it will realize its full benefit at this time.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in 000’s, except per share data)

(Unaudited)

As of September 30, 2009, Intcomex Colombia had $830 in NOLs resulting in a deferred tax asset of $275 related to a NOL carryforward. Management established a $250 valuation allowance against the deferred tax assets pending Intcomex Colombia’s further growth in taxable income. Colombia allows for an eight year carryforward on NOLs, which expires in 2013.

The Company recognized $3,248 in subpart F income related to intercompany loans from its foreign affiliates in 2009. The Company considers this a one-time event and therefore, did not provide additional tax provisions for future realization of subpart F income.

The Company’s NOLs consisted of the following for the periods presented:

	As of
	September 30, 2009			December 31, 2008
	Gross NOL	NOL-Deferred Tax Asset	Valuation Allowance	Gross NOL	NOL-Deferred Tax Asset	Valuation Allowance
U.S. federal and state	$28,573	$11,478	$2,987	$29,918	$10,881	$2,723
Foreign
Intcomex Argentina , S.R.L.	3,946	1,381	1,381	4,348	1,522	1,522
Intcomex Colombia	830	275	250	830	275	250
Intcomex Jamaica Ltd.	720	251	—	720	240	—
Centel (Mexico)	1,096	307	307	1,096	307	307

Total foreign	6,592	2,214	1,938	6,994	2,344	2,079

Total	$35,165	$13,692	$4,925	$36,912	$13,225	$4,802

The undistributed earnings in foreign subsidiaries are permanently invested abroad and will not be repatriated to the U.S. in the foreseeable future. Because they are considered to be indefinitely reinvested, no U.S. federal or state deferred income taxes have been provided on these earnings. Upon distribution of those earnings, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries in which we operate. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. foreign income tax liability that would be payable if such earnings were not reinvested indefinitely.

The Company files tax returns in the U.S., the state of Florida and in various foreign jurisdictions in which the Company conducts business throughout Latin America and the Caribbean. The IRS examined the 2004 and 2005 tax returns and concluded that there was no change to the returns. Tax year 2006 remains open for examination by the IRS. Tax years 2004, 2005 and 2006 remain open for examination by the Florida Department of Revenue.

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in 000’s, except per share data)

(Unaudited)

Note 8. Fair Value of Derivative Instruments

The Company provides enhanced disclosures of its derivative instruments including how and why it uses derivative instruments, how it accounts for derivative instruments and related hedged items and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows.

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

As of December 31, 2008, the total notional amount of the foreign currency forward contracts was $11,800, relating to derivative instruments in two of our In-country Operations. There were no derivatives designated as hedging instruments as of September 30, 2009 and 2008. A summary of the location and amounts of the fair value in the consolidated balance sheets and derivative losses in the statements of operations related to the Company’s derivatives designated as hedging instruments during the periods presented, consisted of the following:

Effect of Derivative Instruments on the Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008:

Derivatives instruments:	Location	As of
		September 30, 2009	December 31, 2008
		Fair Value(1)	Fair Value(1)
Foreign currency forward	Accounts payable	$—	$31

Total		$—	$31

(1)	– Other observable inputs (Level 2).

There was no effect of derivative instruments on the consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008.

Note 9. Share-Based Compensation

The Company recognizes compensation expense for its share-based compensation plans utilizing the modified prospective method for awards issued, modified, repurchased or canceled. Share-based compensation expense is based on the fair value of the award and measured at grant date, recognized as an expense in earnings over the requisite service period and is recorded in salaries, wages and benefits in the consolidated statements of operations as part of selling, general and administrative expenses.

Total compensation expense for share-based compensation arrangements charged against income were $64 and $85 for the three months ended September 30, 2009 and 2008, respectively and $185 and $229 for the nine months ended September 30, 2009 and 2008, respectively. Compensation expense of $45 and $69, respectively, related to the stock options issued pursuant to the 2007 Founders’ Option Plan was charged against income during the three months ended September 30, 2009 and 2008, and $19 and $16 respectively, related to the restricted shares of Class B common stock, non-voting, issued pursuant to the 2008 Restricted Stock Issuances was charged against income during the three months ended September 30, 2009 and 2008. Compensation expense of $143

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in 000’s, except per share data)

(Unaudited)

and $213 related to the stock options issued pursuant to the 2007 Founders’ Option Plan, was charged against income during the nine months ended September 30, 2009 and 2008, respectively, and $42 and $16 related to the restricted shares of Class B common stock, non-voting, issued pursuant to the 2008 Restricted Stock Issuances, was charged against income during the nine months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009 and December 31, 2008, there were $266 and $521, respectively, of total outstanding compensation costs for unvested share-based compensation arrangements, of which $101 and $363, respectively, related to the stock options and $166 and $158, respectively, related to the restricted shares of Class B common stock, non-voting. These compensation costs will be recognized over a weighted average period of 2.0 years.

Stock Options

In February 2007, options to acquire an aggregate of approximately 1,540 shares of Class B common stock, non-voting were granted under the 2007 Founders’ Grant Stock Option Plan (the “2007 Founders’ Option Plan”) to certain management employees and independent, non-employee directors. The options were granted at an exercise price of $1,077 per share, which was equal to the fair value of our common stock on the date of grant. The weighted-average grant date fair value of the options granted was $566 per share. The shares vest ratably over a three year vesting period of one-third per year on the annual anniversary date and expire 10 years from the date of grant. There were no stock options granted during the three and nine months ended September 30, 2009 and 2008. As of September 30, 2009 and December 31, 2008, the number of options vested was 853 and 497, respectively. The options were antidilutive as of September 30, 2009 and December 31, 2008, as the fair value of the options was below the exercise price of the options.

A summary of the stock option activity under the 2007 Founders’ Option Plan and changes during the periods presented, consisted of the following:

	Outstanding Shares	Weighted-Average Exercise Price per Share	Exercisable Shares
Balance at January 1, 2008	1,540	$1,077	—
Granted	—	—	513
Exercised	—	—	—
Forfeited or expired	(50)	—	(16)

Balance at September 30, 2008	1,490	$1,077	497

Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	—	—	—

Balance at December 31, 2008	1,490	$1,077	497

Granted	—	—	426
Exercised	—	—	—
Forfeited or expired	(210)	$1,077	(70)

Balance at September 30, 2009	1,280	$1,077	853

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in 000’s, except per share data)

(Unaudited)

The fair value of the options was determined using the Black-Scholes option pricing model as of April 23, 2007, the measurement date or the date the Company received unanimous approval from shareholders for the Plan. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options. This model requires the input of subjective assumptions, including expected price volatility and term. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options. Projected data related to the expected volatility and expected life of stock options is typically based upon historical and other information. The fair value of the options granted in 2007 was estimated at the date of grant using the following assumptions:

Expected term	6 years
Expected volatility	37.00%
Dividend yield	0.00%
Risk-free investment rate	4.58%

The expected term of the options granted under the 2007 Founders’ Option Plan is based on the simplified method for estimating the expected life of the options, as historical data related to the expected life of the options is not available. The Company used the historical volatility of the industry sector index, as it is not practicable to estimate the expected volatility of the Company’s share price. The risk-free investment rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve of the same maturity in effect at the time of grant. The Company estimates forfeitures in calculating the expense relating to stock-based compensation. At the grant date, the Company estimated the number of shares expected to vest and will subsequently adjust compensation costs for the estimated rate of forfeitures on an annual basis. The Company will use historical data to estimate option exercise and employee termination in determining the estimated forfeiture rate. The estimated forfeiture rate applied as of the option grant date was 1%.

Restricted Shares of Common Stock

In February 2008, our Board of Directors authorized, and in June 2008, our shareholders approved, the issuance of 73 restricted shares of Class B common stock, non-voting, with a three year cliff vesting period to our director Mr. Henriques, as the initial equity consideration for his election to the Board of Directors and 41 restricted shares of Class B common stock, non-voting, with a three year cliff vesting period to our director Mr. Madden and our former director Ms. Miltner, as their annual equity consideration for board membership, (collectively the “2008 Restricted Stock Issuances”). In January 2009, Ms. Miltner surrendered her right to the restricted shares of common stock, in accordance with the terms of her resignation agreement with the Company.

In May 2009, our Board of Directors authorized and our shareholders approved the issuance of 96 restricted shares of Class B common stock, non-voting, with a three year cliff vesting period to our director Mr. Madden and 96 restricted shares of Class B common stock, non-voting, with a three year cliff vesting period to our director Mr. Henriques, as their annual equity consideration for board membership, (collectively the “2009 Restricted Stock Issuance”).

In September 2009, our Board of Directors approved, subject to shareholder approval, the designation of an additional 1,000 shares of Class B common stock, non-voting, to be reserved for the grant of restricted stock to our Board of Directors.

There were 192 restricted shares of Class B common stock, non-voting, granted under the 2009 Restricted Stock Issuance and 155 restricted shares of Class B common stock, non-voting, granted under the 2008 Restricted Stock Issuances to certain independent, non-employee directors during the nine months ended September 30, 2009 and 2008, respectively. The restricted shares of Class B common stock, non-voting were antidilutive. The Company did not grant any restricted shares of Class B common stock, non-voting, during the three months ended September 30, 2009 and 2008.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in 000’s, except per share data)

(Unaudited)

A summary of the unvested restricted shares of Class B common stock, non-voting award activity under the 2008 Restricted Stock Issuances and 2009 Restricted Stock Issuance and changes during periods presented, consisted of the following:

	Restricted Common Stock, Non-voting (in shares)	Fair Value per Share (in dollars)
Unvested Balance at January 1, 2008	—	—
Granted	155	$1,225	(1)
Vested	—	—
Forfeited	—	—

Unvested Balance at December 31, 2008	155	$1,225

Granted	192	$521	(2)
Vested	—	—
Forfeited	(41)	$1,225

Unvested Balance at September 30, 2009	306	$1,063	(3)

(1)	The fair value was estimated by the Company on the date the Company received unanimous shareholder approval of the grant.
(2)	The fair value was determined by independent valuation experts as of the date the Company received unanimous shareholder approval of the grant.
(3)	The fair value was determined using the weighted-average fair value per share to reflect the portion of the period during which shares were outstanding.

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

Note 11. Additional Paid in Capital

As of September 30, 2009 and December 31, 2008, additional paid in capital was $21,323 and $21,138, respectively. The Company recognized compensation expense for its share-based compensation awards of $64 and $85 for the three months ended September 30, 2009 and 2008, respectively, and $185 and $229 for the nine months ended September 30, 2009 and 2008, respectively.

For a detailed discussion of the stock-based compensation, see “Note 9. Share-Based Compensation” in these Notes to Condensed Consolidated Financial Statements.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in 000’s, except per share data)

(Unaudited)

Note 12. Related Party Transaction

Consulting Agreement with Related Parties

In November 2008, the Company entered into a 14 month consulting agreement in the amount of $546 with two of the Company’s shareholders, who were former managers of our operation in Mexico, to provide advice and operating guidance to the new management of the Company’s Mexican operations. The expense was included in the Company’s restructuring plan provision as of December 31, 2008. As of September 30, 2009 and December 31, 2008, the amounts paid to the related parties to the agreements were $429 and $78, respectively.

Note 13. Segment Information

The Company operates in a single industry segment, that being a distributor of IT products. The Company’s operating segments are based on geographic location. Geographic areas in which the Company operates include sales generated from and invoiced by the Miami, Florida operations, the Miami Operations and sales generated from and invoiced by all of the Latin American and Caribbean subsidiary operations. The subsidiary operations conduct business with sales and distribution centers in the following countries: Argentina, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Jamaica, Mexico, Panama, Peru, and Uruguay and a sales office in Brazil, collectively, our In-country Operations.

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

Inter-segment revenue primarily represents intercompany revenue between the Miami Operations and the In-country Operations at established prices. Intercompany revenue between the related companies is eliminated in consolidation. The measure for the Company’s segment profit is operating income. Financial information by geographic operating segment is as follows for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Statements of Operations Data:
Revenue
Miami Operations
Revenue to unaffiliated customers(1)	$61,304	$70,030	$173,482	$232,796
Intersegment	58,053	63,352	169,549	208,019

Total Miami Operations	119,357	133,382	343,031	440,815
In-country Operations	169,979	203,854	487,751	622,408
Eliminations of inter-segment	(58,053)	(63,352)	(169,549)	(208,019)

Total revenue	$231,283	$273,884	$661,233	$855,204

Operating income
Miami Operations	$1,526	$248	$1,733	$1,834
In-country Operations	4,949	4,232	10,395	15,569

Total operating income	$6,475	$4,480	$12,128	$17,403

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in 000’s, except per share data)

(Unaudited)

	As of September 30, 2009	As of December 31, 2008
Balance Sheet Data:
Assets
Miami Operations	$161,104	$143,993
In-country Operations	132,090	140,075

Total assets	$293,194	$284,068

Property & equipment, net
Miami Operations	$7,758	$8,168
In-country Operations	8,973	9,510

Total property & equipment, net	$16,731	$17,678

Goodwill
Miami Operations	$—	$—
In-country Operations	13,594	13,548

Total goodwill	$13,594	$13,548

(1)	For purposes of geographic disclosure, revenue is attributable to the country in which the Company’s individual business resides.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in 000’s, except per share data)

(Unaudited)

Note 14. Guarantor Condensed Consolidating Financial Statements

At September 30, 2009 and December 31, 2008, $96,705 and $103,630, respectively, of the 11 3/4% Senior Notes remained outstanding. The 11 3/4% Senior Notes are guaranteed by each of the Company’s domestic subsidiaries (collectively, the “Subsidiary Guarantors”) and with 65.0% of the common shares of IXLA (collectively, the “Non-Guarantor Subsidiaries”). Each of the note guarantees covers the full amount of the 11 3/4% Senior Notes and each of the Subsidiary Guarantors is 100% owned by the Company. Pursuant to Rule 3-10(f) of Regulation S-X, supplemental financial unaudited information for the Company, its combined Subsidiary Guarantors and its combined Non-Guarantor Subsidiaries is presented below:

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2009

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Current assets
Cash and equivalents	$3	$204	$23,117	$—	$23,324
Trade accounts receivable, net	—	64,333	62,681	(39,358)	87,656
Inventories	—	29,441	71,226	—	100,667
Other	41,702	3,471	73,788	(84,402)	34,559

Total current assets	41,705	97,449	230,812	(123,760)	246,206

Long-term assets
Property and equipment, net	3,992	3,766	8,973	—	16,731
Investments in subsidiaries	111,758	187,231	(394)	(298,595)	—
Goodwill	—	7,418	6,176	—	13,594
Other	10,489	58,700	5,346	(57,872)	16,663

Total assets	$167,944	$354,564	$250,913	$(480,227)	$293,194

Liabilities and shareholders’ equity
Current liabilities	$10,396	$165,750	$118,909	$(123,793)	$171,262
Long-term debt, net of current maturities	96,705	722	494	—	97,921
Other long-term liabilities	41,182	18,352	2,623	(57,807)	4,350

Total liabilities	148,283	184,824	122,026	(181,600)	273,533
Total shareholders’ equity	19,661	169,740	128,887	(298,627)	19,661

Total liabilities and shareholders’ equity	$167,944	$354,564	$250,913	$(480,227)	$293,194

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in 000’s, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2009

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Revenue	$—	$119,355	$170,129	$(58,201)	$231,283
Cost of revenue	—	112,139	153,974	(58,163)	207,950

Gross profit	—	7,216	16,155	(38)	23,333
Operating expenses	1,803	3,847	11,208	—	16,858

Operating (loss) income	(1,803)	3,369	4,947	(38)	6,475
Other expense (income)
Interest expense (income), net	3,752	342	(404)	—	3,690
Other, net	(4,535)	(6,431)	(194)	11,182	22

Total other (income) expense	(783)	(6,089)	(598)	11,182	3,712

(Loss) income before provision for income taxes	(1,020)	9,458	5,545	(11,220)	2,763
(Benefit) provision for income taxes	(2,875)	2,700	1,083	—	908

Net income (loss)	$1,855	$6,758	$4,462	$(11,220)	$1,855

Three Months Ended September 30, 2008

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Revenue	$—	$133,382	$203,853	$(63,351)	$273,884
Cost of revenue	132	125,912	185,668	(63,381)	248,331

Gross profit	(132)	7,470	18,185	30	25,553
Operating expenses	3,092	4,262	13,719	—	21,073

Operating (loss) income	(3,224)	3,208	4,466	30	4,480
Other expense (income)
Interest expense, net	3,562	374	203	—	4,139
Other, net	(989)	(1,014)	4,515	1,880	4,392

Total other expense (income)	2,573	(640)	4,718	1,880	8,531

(Loss) income before provision for income taxes	(5,797)	3,848	(252)	(1,850)	(4,051)
(Benefit) provision for income taxes	(2,351)	1,223	523	—	(605)

Net (loss) income	$(3,446)	$2,625	$(775)	$(1,850)	$(3,446)

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in 000’s, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2009

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Revenue	$—	$343,030	$487,900	$(169,697)	$661,233
Cost of revenue	—	322,728	443,079	(169,697)	596,110

Gross profit	—	20,302	44,821	—	65,123
Operating expenses	6,010	12,503	34,482	—	52,995

Operating (loss) income	(6,010)	7,799	10,339	—	12,128
Other expense (income)
Interest expense (income), net	11,018	1,276	(1,200)	—	11,094
Other, net	(17,114)	(15,674)	(1,762)	29,149	(5,401)

Total other (income) expense	(6,096)	(14,398)	(2,962)	29,149	5,693

Income (loss) before provision for income taxes	86	22,197	13,301	(29,149)	6,435
(Benefit) provision for income taxes	(4,680)	4,117	2,232	—	1,669

Net income (loss)	$4,766	$18,080	$11,069	$(29,149)	$4,766

Nine Months Ended September 30, 2008

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Revenue	$—	$440,815	$622,408	$(208,019)	$855,204
Cost of revenue	132	418,257	565,531	(208,087)	775,833

Gross profit	(132)	22,558	56,877	68	79,371
Operating expenses	6,610	14,246	41,112	—	61,968

Operating (loss) income	(6,742)	8,312	15,765	68	17,403
Other expense (income)
Interest expense, net	10,754	1,064	250	—	12,068
Other, net	(10,516)	(10,753)	6,657	21,228	6,616

Total other expense (income)	238	(9,689)	6,907	21,228	18,684

(Loss) income before provision for income taxes	(6,980)	18,001	8,858	(21,160)	(1,281)
(Benefit) provision for income taxes	(5,937)	2,583	3,116	—	(238)

Net (loss) income	$(1,043)	$15,418	$5,742	$(21,160)	$(1,043)

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in 000’s, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2009

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Cash flows from operating activities	$(14,698)	$18,217	$(2,147)	$—	$1,372

Cash flows from investing activities
Purchases of property and equipment, net	(945)	(223)	(847)	—	(2,015)
Other	18,202	(17,952)	(374)	—	(124)

Cash used in investing activities	17,257	(18,175)	(1,221)	—	(2,139)

Cash flows from financing activities
Borrowings under lines of credit, net	—	425	4,278	—	4,703
Borrowings under long-term debt	—	—	79	—	79
Payments of long-term debt	(2,556)	(289)	(201)	—	(3,046)

Cash flows from financing activities	(2,556)	136	4,156	—	1,736
Effects of exchange rate changes on cash	—	—	11	—	11

Net increase in cash and cash equivalents	3	178	799	—	980
Cash and cash equivalents, beginning of period	$—	$26	$22,318	$—	$22,344

Cash and cash equivalents, end of period	$3	$204	$23,117	$—	$23,324

Nine Months Ended September 30, 2008

	Intcomex, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Intcomex, Inc. Consolidated
Cash flows from operating activities	$6,210	$(5,138)	$(8,635)	$—	$(7,563)

Cash flows from investing activities
Purchases of property and equipment	(1,632)	(720)	(2,524)	—	(4,876)
Other	—	—	158	—	158

Cash used in investing activities	(1,632)	(720)	(2,366)	—	(4,718)

Cash flows from financing activities
Borrowings under lines of credit, net	—	6,271	3,179	—	9,450
Borrowings under long-term debt	—	—	36	—	36
Payments of long-term debt	(4,578)	(244)	(199)	—	(5,021)

Cash flows from financing activities	(4,578)	6,027	3,016	—	4,465

Effects of exchange rate changes	—	—	586	—	586

Net increase (decrease) in cash and cash equivalents	—	169	(7,399)	—	(7,230)
Cash and cash equivalents, beginning of period	$—	$81	$29,318	$—	$29,399

Cash and cash equivalents, end of period	$—	$250	$21,919	$—	$22,169

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”), including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, beliefs, estimates, forecasts, projections and management’s assumptions about our Company, our future performance, our liquidity and the IT products distribution industry in which we operate. Words such as “may,” “intend,” “expect,” “anticipate,” “believe,” “target,” “goal,” “project,” “plan,” “seek,” “estimate,” “continue,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses and other characterizations of future events or circumstances including, but not limited to, management’s expectations for competition, revenues, margin, expenses and other operating results; capital expenditures; liquidity; capital requirements, acquisitions and exchange rate fluctuations, each of which involves numerous risks and uncertainties, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, elsewhere herein and under “Part II — Other Information, Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 30, 2009 (“Annual Report”). These risks and uncertainties include, but are not limited to, the following:

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

Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statement because of certain factors discussed below or elsewhere in this Quarterly Report or included in the Company’s Annual Report. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report, and our unaudited condensed consolidated financial statements for the fiscal quarter and year to date period ended September 30, 2009, which are included in this Quarterly Report.

Overview

We believe we are the largest pure play value-added distributor of IT products focused solely on serving Latin America and the Caribbean. We distribute computer components, peripherals, software, computer systems, accessories, networking products and digital consumer electronics to more than 45,000 customers in 40 countries, for the trailing 12 month period ended September 30, 2009. We offer single source purchasing to our customers by providing an in-stock selection of more than 6,100 products from over 181 vendors, including the world’s leading IT product manufacturers. From our headquarters and main distribution center in Miami, Florida, we support a network of 22 sales and distribution operations in 12 Latin American and Caribbean countries, and a sales office in Brazil.

Our results for the three and nine months ended September 30, 2009 reflect a decline in revenue across most of our product lines and our customer markets, as compared to the corresponding periods in 2008. Revenue decreased $42.6 million, or 15.6%, to $231.3 million for the three months ended September 30, 2009, from $273.9 million for the three months ended September 30, 2008. Revenue decreased $194.0 million, or 22.7%, to $661.2 million for the nine months ended September 30, 2009, from $855.2 million for the nine months ended September 30, 2008. Our revenues were impacted by the severe decline in the global capital markets and the unprecedented levels of volatility and disruption of the capital and credit markets resulting in reduced demand for our products. Gross profit decreased $2.2 million, or 8.7%, to $23.3 million for the three months ended September 30, 2009, from $25.6 million for the three months ended September 30, 2008. Gross profit decreased $14.3 million, or 18.0%, to $65.1 million for the nine months ended September 30, 2009, from $79.4 million for the nine months ended September 30, 2008. The decline in gross profit in both periods was the result of the declining sales volume of our products and a reduction in average sale prices for some of the products.

Total operating expenses decreased 20.0% and 14.5%, respectively, for the three and nine months ended September 30, 2009, as compared to the corresponding periods in 2008, as a result of the restructuring efforts we undertook in the fourth quarter of 2008 and the first and second quarters of 2009 in several of our In-country Operations and in Miami. Net income was $1.9 million for the three months ended September 30, 2009, as compared to net loss of $3.4 million for the three months ended September 30, 2008. Net income was $4.8 million for the nine months ended September 30, 2009, as compared to net loss of $1.0 million for the nine months ended September 30, 2008. While the global economic downturn and the disruptions in the credit markets have caused a slowdown in our revenue growth, we did experience an increase in our net income due to lower operating expenses, reduced interest costs, foreign exchange gains and gains from the repurchase of our debt at prices significantly below face value.

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

•

Shift in revenue to In-country Operations. One of our growth strategies is to expand the geographic presence of our In-country Operations into areas in which we believe we can achieve higher gross margins than our Miami Operations. Gross margins from our Miami Operations are generally lower than gross margins from our In-country Operations because the Miami export market is more competitive due to the high concentration of other Miami-based IT distributors who compete for the export business of resellers and retailers located in Latin America or the Caribbean. In addition, these resellers and retailers generally have larger average order quantities than customers of our In-country Operations segment and, as a result, benefit from lower prices. Revenue from our In-country Operations grew by an average of 23.4% annually between 2001 and 2008, as compared to growth in revenue from our Miami Operations of an average of 10.0% annually over the same period. Revenue from our In-country Operations accounted for 73.5% and 74.4% of consolidated revenue for the three months ended September 30, 2009 and 2008, respectively. Revenue from our In-country Operations accounted for 73.8% and 72.8% of consolidated revenue for the nine months ended September 30, 2009 and 2008, respectively.

•

Exposure to fluctuations in foreign currency. A significant portion of our revenues from In-country Operations is invoiced in currencies other than the U.S. dollar and a significant amount of our operating expenses from our In-country Operations are denominated in currencies other than the U.S. dollar. In markets where we invoice in local currency, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, the appreciation of the local currency will reduce our gross profit and gross margins in U.S. dollar terms. In markets where our books and records are prepared in currencies other than the U.S. dollar, the appreciation of a local currency will increase our operating expenses and decrease our operating margins in U.S. dollar terms. In our unaudited condensed consolidated statements of operations, a foreign exchange (gain) loss of $(0.5) million and $4.4 million, respectively, was included for the three months ended September 30, 2009 and 2008 and a foreign exchange (gain) loss of $(1.6) million and $6.6 million, respectively, was included for the nine months ended September 30, 2009 and 2008. We periodically engage in foreign currency forward contracts when available and when doing so is not cost prohibitive. In periods when we do not, foreign currency fluctuations may adversely affect our results of operations, including our gross margins and operating margins.

•

Trade credit. All of our key vendors and many of our other vendors provide us with trade credit. Historically, trade credit has been an important source of liquidity to finance our growth. Although our overall available trade credit has increased significantly over time, from time to time the trade credit available from certain vendors has not kept pace with the growth of our business with them. When we purchase goods from these vendors, we need to increase our use of available cash or borrowings under our credit facility (in each case to the extent available) to pay the purchase price upon delivery of the products, which adversely affects our liquidity and can adversely affect our results of operations and opportunities for growth. Conversely, we purchase credit insurance from Euler Hermes ACI to support trade credit lines extended to our customers which has been restricted recently due to the global economic downturn and the disruptions in the credit markets. Given the recent economic downturn, credit insurers have tightened the requirements for extending credit insurance coverage thereby limiting our capacity to extend trade credit to our customers and the growth of our business throughout the region.

•

Increased levels of indebtedness. In connection with the investment by CVC International in our Company in August 2004 and our re-acquisition of Centel in August 2005, we borrowed under our former senior secured credit facility with Wells Fargo Foothill and Morgan Stanley, (our “Former Senior Secured Credit Facility”) and issued subordinated seller notes to the sellers, which increased our leverage and our interest expense. In August 2005, we issued $120.0 million of 11 3/4% Second Priority Senior Secured Notes (the “11 3/4% Senior Notes”) and used the proceeds to repay the outstanding principal balances on our Former Senior Secured Credit Facility and subordinated seller notes and pay a $20.0 million dividend to our then shareholders of record. For the three months ended September 30, 2009 and 2008, interest expense was $3.8 million and $4.4 million, respectively. For the nine months ended September 30, 2009 and 2008, interest expense was $11.5 million and $12.9 million, respectively.

•

Deferred tax assets. Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets, which also include net operating loss (“NOL”) carryforwards for entities that have generated or continue to generate operating losses, are assessed periodically by management to determine if their future benefit will be fully realized. If it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net (loss) income. Such charges could have a material adverse effect on our results of operations or financial condition. As a result of our evaluation, we established a $4.8 million valuation allowance against the carrying value of our long-term deferred tax assets as of December 31, 2008.

As of September 30, 2009, the Company’s U.S. and state of Florida NOLs resulted in $11.5 million of deferred tax assets, which will begin to expire in 2026. As of September 30, 2009, Intcomex Argentina had $3.9 million in NOLs resulting in a deferred tax asset of $1.4 million, which will begin to expire in 2011. As of September 30, 2009, Intcomex SPC-1 had $1.1 million in NOLs resulting in a deferred tax asset of $0.3 million, which will begin to expire in 2018. As of September 30, 2009, Intcomex Colombia had $0.8 million in NOLs resulting in a deferred tax asset of $0.3 million, with an eight year carryforward, which expires in 2013. The Company analyzed the available evidence related to the realization of the deferred tax assets, considered the current negative economic environment and determined it is now more likely than not that we will not recognize a portion of our deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies. As of September 30, 2009, the Company recorded a valuation allowance of $3.0 million in the U.S., $1.4 million in Argentina, $0.3 million in Mexico and $0.3 million in Colombia against the respective NOLs, as management did not believe that it would realize the full benefit of these NOLs. The Company slightly increased the valuation allowance against its NOLs to $4.9 million as of September 30, 2009, as compared to $4.8 million as of December 31, 2008, as management believed that a portion of its NOLs would not be fully realized at a future time. Our future results of operations may be impacted by the prolonged weakness in the current economic environment, which may result in further valuation allowances on our deferred tax assets and adversely affect our results of operations or financial condition.

Results of Operations

We report our business in two operating segments, based upon the geographic location of where we originate the sale: Miami Operations and In-country Operations. Miami Operations segment includes revenue from our Miami, Florida headquarters, including sales from Miami to our In-country Operations sales and distribution centers and sales directly to resellers, retailers and distributors that are located in countries in which we have in-country sales and distribution operations or in which we do not have any in-country operations. In-country Operations segment includes revenue from our in-country sales and distribution centers, which have been aggregated because of their similar economic characteristics. Most of our vendor rebates, incentives and allowances are reflected in the results of our Miami Operations segment. When we consolidate our results, we eliminate revenue and cost of revenue attributable to inter-segment sales, and the financial results of our Miami Operations segment discussed below reflect these eliminations.

Comparison of the three months ended September 30, 2009 versus the three months ended September 30, 2008

The following table sets forth selected financial data and percentages of revenue for the periods presented (in thousands):

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Revenue	$231,283	100.0%	$273,884	100.0%
Cost of revenue	207,950	89.9%	248,331	90.7%

Gross profit	23,333	10.1%	25,553	9.3%
Selling, general and administrative	15,780	6.8%	20,069	7.3%
Depreciation and amortization	1,078	0.5%	1,004	0.4%

Total operating expenses	16,858	7.3%	21,073	7.7%

Operating income	6,475	2.8%	4,480	1.6%
Other expense	3,712	1.6%	8,531	3.1%

Income (loss) before benefit for income taxes	2,763	1.2%	(4,051)	(1.5)%
Provision (benefit) for income taxes	908	0.4%	(605)	(0.2)%

Net income (loss)	$1,855	0.8%	$(3,446)	(1.3)%

Revenue. Revenue decreased $42.6 million, or 15.6%, to $231.3 million for the three months ended September 30, 2009, from $273.9 million for the three months ended September 30, 2008. Our revenue was impacted by the severe decline in the global capital markets and the unprecedented levels of volatility and disruption of the capital and credit markets resulting in reduced demand for our products. The decline resulted in a decrease in the sales of our core products, such as monitors of $14.2 million, CPUs of $8.5 million, printers of $5.8 million, memory products of $3.3 million and basic “white-box” systems of $2.2 million in our Miami Operations and In-country Operations, particularly in Argentina, Colombia, Costa Rica, Ecuador, Guatemala, Jamaica, Mexico, Peru and Uruguay. We experienced a 14.3% decline in unit shipments across our core product lines for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, due to the declining demand for IT products, coupled with a 1.2% decline in average sales prices across the same core products. Revenue from our In-country Operations decreased $33.9 million, or 16.6%, to $170.0 million for the three months ended September 30, 2009, from $203.9 million for the three months ended September 30, 2008. Revenue from our In-country Operations accounted for 73.5% of our total revenue for the three months ended September 30, 2009, as compared to 74.4% of our total revenue for the three months ended September 30, 2008. The decline in revenue from our In-country Operations was mainly due to the overall decrease in sales in Argentina, Colombia and Uruguay, and to a lesser extent, in Panama, Mexico, Jamaica and Peru, and the decreased sales volume and price of monitors, printers, software and basic “white-box” systems. Revenue from our Miami Operations decreased $8.7 million, or 12.5%, to $61.3 million for the three months ended September 30, 2009 (net of $58.1 million of revenue derived from sales to our In-country Operations) from $70.0 million for the three months ended September 30, 2008 (net of $63.4 million of revenue derived from sales to our In-country Operations). The decline in revenue from our Miami Operations reflected the decrease in sales volume and price of memory products, CPUs, notebook computers and monitors, slightly offset by the increase in sales volume of motherboards and sales volume and price of hard disk drives and software.

Gross profit. Gross profit decreased $2.2 million, or 8.7%, to $23.3 million for the three months ended September 30, 2009, from $25.6 million for the three months ended September 30, 2008. The decrease was primarily driven by lower sales volume in our Miami Operations and In-country Operations. Gross profit from our In-country Operations decreased $2.2 million, or 12.1%, to $15.9 million for the three months ended September 30, 2009, from $18.1 million for the three months ended September 30, 2008. The decrease in gross profit from our In-country Operations was primarily attributable to the decreased sales volumes of CPUs, printers and monitors in Argentina, Colombia, Guatemala and Peru. Gross profit from our In-country Operations accounted for 68.1% of our consolidated gross profit for the three months ended September 30, 2009, as compared to 70.7% of our consolidated gross profit for the three months ended September 30, 2008. Gross profit from our Miami Operations remained at $7.5 million for the three months ended September 30, 2009, as compared to $7.5 million for the three months ended September 30, 2008. As a percentage of revenue, gross margin increased to 10.1% for the three months ended September 30, 2009, as compared to 9.3% for the three months ended September 30, 2008, due to the increased mix of higher margin products and the reduced dependency on high volume, low margin integrator export business.

Operating expenses. Total operating expenses decreased $4.2 million, or 20.0%, to $16.9 million for the three months ended September 30, 2009, from $21.1 million for the three months ended September 30, 2008. As a percentage of revenue, operating expenses decreased to 7.3% of revenue for the three months ended September 30, 2009, as compared to 7.7% of revenue for the three months ended September 30, 2008. The decrease in operating expenses resulted from the Company’s restructuring actions implemented in the fourth quarter of 2008 and the first and second quarters of 2009, which were designed to improve the Company’s efficiencies and profitability, primarily in Miami, Argentina, Chile, Mexico and Peru. The decrease was driven in part by reduced salaries and payroll-related expenses of $2.4 million, professional fees of $0.5 million and office, warehouse, building and occupancy expenses of $0.7 million for the three months ended September 30, 2009. As a percentage of total operating expenses, salaries and payroll-related expenses increased to 53.6% of total operating expenses for the three months ended September 30, 2009, as compared to 51.6% for the three months ended September 30, 2008. Operating expenses from our In-country Operations decreased $3.1 million, or 22.0%, to $10.9 million for the three months ended September 30, 2009, as compared to $14.0 million for the three months ended September 30, 2008, due to the lower salaries and payroll-related expenses, professional fees, commission expenses, office, warehouse, building and occupancy expenses and bad debt expense, particularly in Argentina, Chile and Mexico. The decline salaries, payroll-related and professional fees from our In-country Operations resulted from the restructuring efforts, which included workforce reductions. The decrease in commission expenses resulted from the lower sales volumes. Operating expenses from our Miami Operations decreased $1.1 million, or 15.5%, to $6.0 million for the three months ended September 30, 2009, as compared to $7.1 million for the three months ended September 30, 2008, due to the reduced level of salaries and payroll-related expenses, professional fees, office, warehouse, building and occupancy expenses and bad debt expense.

Operating income. Operating income increased $2.0 million, or 44.5%, to $6.5 million for the three months ended September 30, 2009, from $4.5 million for the three months ended September 30, 2008. The increase was primarily driven by lower operating expenses and improved gross margins. Operating income from our In-country Operations increased $0.7 million, or 16.9%, to $4.9 million for the three months ended September 30, 2009, from $4.2 million for the three months ended September 30, 2008, primarily from the reduced level of salaries and payroll-related expenses, professional fees, office, warehouse, building and occupancy expenses and bad debt expense, partially offset by the lower sales volumes. Operating income from our Miami Operations increased $1.3 million, to $1.5 million for the three months ended September 30, 2009, from $0.2 million for the three months ended September 30, 2008. The increase in operating income from our Miami Operations resulted primarily from the reduced level of salaries and payroll-related expenses, professional fees, office, warehouse, building and occupancy expenses and bad debt expense, partially offset by the lower sales volumes.

Other expense. Other expense decreased $4.8 million, or 56.5%, to $3.7 million for the three months ended September 30, 2009, from $8.5 million for the three months ended September 30, 2008. The decrease was primarily attributable to the realization of foreign currency exchange gains during the period, mainly the revaluation of the Colombian Peso. The foreign exchange (gain) loss increased by $4.9 million to a gain of $0.5 million for the three months ended September 30, 2009, from a loss of $4.4 million for the three months ended September 30, 2008. The Colombian Peso experienced a revaluation of 11.0%, strengthening to 1,938.5 pesos per U.S. dollar as of September 30, 2009, from 2,179.3 pesos per U.S. dollar as of June 30, 2009.

Provision (benefit) for income taxes. The provision (benefit) for income taxes increased $1.5 million, to $0.9 million for the three months ended September 30, 2009, from $(0.6) million for the three months ended September 30, 2008. The increase was due to provisioning of realization reserves against U.S. NOLs beginning in the fourth quarter of 2008. Our effective tax rate was 33% for the three months ended September 30, 2009, as compared to (15)% for the three months ended September 30, 2008, resulting from the taxable earnings in several of our In-country Operations and our operations in the U.S., as compared to the three months ended September 30, 2008.

Net income (loss). Net income (loss) increased $5.3 million, to $1.9 million for the three months ended September 30, 2009, as compared to $(3.4) million for the three months ended September 30, 2008. The increase resulted from the foreign currency exchange gains due to the effects of the strengthening valuations relative to the U.S. dollar, particularly the Colombian Peso and the Peruvian Nuevo Sol, the decline in operating expenses related to our Miami Operations, In-country Operations and, to a lesser extent, the decline in the interest expense related to our 11 3/4% Senior Notes.

Comparison of the nine months ended September 30, 2009 versus the nine months ended September 30, 2008

The following table sets forth selected financial data and percentages of revenue for the periods presented (in thousands):

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Revenue	$661,233	100.0%	$855,204	100.0%
Cost of revenue	596,110	90.2%	775,833	90.7%

Gross profit	65,123	9.8%	79,371	9.3%
Selling, general and administrative	49,802	8.0%	59,090	6.9%
Depreciation and amortization	3,193	0.5%	2,878	0.3%

Total operating expenses	52,995	8.0%	61,968	7.3%

Operating income	12,128	1.8%	17,403	2.0%
Other expense	5,693	0.9%	18,684	2.2%

Income (loss) before provision for income taxes	6,435	1.0%	(1,281)	(0.2)%
Provision (benefit) for income taxes	1,669	0.3%	(238)	—

Net income (loss)	$4,766	0.7%	$(1,043)	(0.2)%

Revenue. Revenue decreased $194.0 million, or 22.7%, to $661.2 million for the nine months ended September 30, 2009, from $855.2 million for the nine months ended September 30, 2008. Our revenue was impacted by the severe decline in the global capital markets and the unprecedented levels of volatility and disruption of the capital and credit markets resulting in reduced demand for our products. The decline resulted in a decrease in the sales of our core products, such as monitors of $40.3 million, CPUs of $30.5 million, hard drives of $18.7 million, printers of $18.6 million, memory products of $14.8 million, software of $12.9 million and notebook computers of $7.3 million in our Miami Operations and In-country Operations, particularly in Argentina, Chile, Colombia, Mexico, Peru and Uruguay. We experienced a 17.8% decline in unit shipments across our core product lines for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, due to the declining demand for IT products, coupled with a 7.4% decline in average sales prices across the same core products. Revenue derived from our In-country Operations decreased $134.7 million, or 21.6%, to $487.8 million for the nine months ended September 30, 2009, from $622.4 million for the nine months ended September 30, 2008. Revenue derived from our In-country Operations accounted for 73.8% of our total revenue for the nine months ended September 30, 2009, as compared to 72.8% of our total revenue for the nine months ended September 30, 2008. The decline in revenue from our In-country Operations was mainly due to the overall decrease in sales in Argentina, Chile, Colombia, Jamaica, Mexico, Panama, Peru and Uruguay, and to a lesser extent, in Costa Rica, and Guatemala, and the decreased sales volume and price of monitors, hard disk drives, printers, memory products, software and basic “white-box” systems, the decrease in sales volume of CPUs and the decrease in price of motherboards. Revenue derived from our Miami Operations decreased $59.3 million, or 25.5%, to $173.4 million for the nine months ended September 30, 2009 (net of $169.6 million of revenue derived from sales to our In-country Operations) from $232.8 million for the nine months ended September 30, 2008 (net of $208.0 million of revenue derived from sales to our In-country Operations). The decline in revenue derived from our Miami Operations reflected the decrease in sales volume of CPUs and memory products and the decrease in sales volume and price of hard disk drives, memory products, notebook computers, monitors, printers and software, slightly offset by the increase in sales volume of motherboards and increase in price of CPUs.

Gross profit. Gross profit decreased $14.2 million, or 18.0%, to $65.1 million for the nine months ended September 30, 2009, from $79.4 million for the nine months ended September 30, 2008. The decrease was primarily driven by lower sales volume in our Miami Operations and In-country Operations. Gross profit from our In-country Operations decreased $12.0 million, or 21.2%, to $44.7 million for the nine months ended September 30, 2009, from $56.7 million for the nine months ended September 30, 2008. The decrease in gross profit from our In-country Operations was primarily attributable to the reduced sales volumes of monitors, basic “white-box” systems, printers, software, CPUs and hard disk drives in Argentina, Chile, Colombia, Mexico, Peru and Uruguay, and to a lesser extent, in Costa Rica, Panama and Jamaica. Gross profit from our In-country Operations accounted for 68.7% of our consolidated gross profit for the nine months ended September 30, 2009, as compared to 71.4% of our consolidated gross profit for the nine months ended September 30, 2008. Gross profit from our Miami Operations decreased $2.2 million, or 9.9%, to $20.4 million for the nine months ended September 30, 2009, as compared to $22.6 million for the nine months ended September 30, 2008. The decrease in Miami’s gross profit was largely the result of lower sales volumes of CPUs and memory products and the decline in sales volume and price of hard disk drives, notebook computers, monitors, printers and software, slightly offset by an increase in sales volume of motherboards and prices of CPUs. As a percentage of revenue, gross margin increased to 9.8% for the nine months ended September 30, 2009, as compared to 9.3% for the nine months ended September 30, 2008, due to the increased mix of higher margin products and the reduced dependency on high volume, low margin products.

Operating expenses. Total operating expenses decreased $9.0 million, or 14.5%, to $53.0 million for the nine months ended September 30, 2009, from $62.0 million for the nine months ended September 30, 2008. As a percentage of revenue, operating expenses increased to 8.0% of revenue for the nine months ended September 30, 2009, as compared to 7.2% of revenue for the nine months ended September 30, 2008. The decrease in operating expenses resulted from the Company’s restructuring actions implemented in the fourth quarter of 2008 and the first and second quarters of 2009, which were designed to improve the Company’s efficiencies and profitability, primarily in Miami, Argentina, Chile, Mexico and Peru. The decrease was driven in part by reduced salaries and payroll-related expenses of $3.4 million, office, warehouse, building and occupancy expenses of $1.3 million, professional fees of $1.0 million and bad debt expense of $0.8 million for the nine months ended September 30, 2009. As a percentage of total operating expenses, salaries and payroll-related expenses increased to 53.2% of total operating expenses for the nine months ended September 30, 2009, as compared to 52.1% for the nine months ended September 30, 2008. Operating expenses from our In-country Operations decreased $7.0 million, or 17.0%, to $34.3 million for the nine months ended September 30, 2009, as compared to $41.4 million for the nine months ended September 30, 2008, due to the lower salaries and payroll-related expenses, professional fees, commission expense, office and warehouse expenses, particularly in Argentina, Chile and Mexico. The decrease in commission expenses resulted from the lower sales volumes. Operating expenses from our Miami Operations decreased $2.6 million, or 12.6%, to $18.0 million for the nine months ended September 30, 2009, as compared to $20.6 million for the nine months ended September 30, 2008, due to a reduced level of salaries and payroll-related expenses, professional fees, office, warehouse, building and occupancy expenses and bad debt expense.

Operating income. Operating income decreased $5.3 million, or 30.3%, to $12.1 million for the nine months ended September 30, 2009, from $17.4 million for the nine months ended September 30, 2008. The decrease was primarily driven by lower sales volume, partially offset by reduction in operating expenses. Operating income from our In-country Operations decreased $5.2 million, or 33.2%, to $10.4 million for the nine months ended September 30, 2009, from $15.6 million for the nine months ended September 30, 2008, primarily from the reduced level of salaries and payroll-related expenses, professional fees, office, warehouse, building and occupancy expenses, partially offset by the lower sales volumes. Operating income from our Miami Operations decreased $0.1 million, or 5.5%, to $1.7 million for the nine months ended September 30, 2009, from $1.8 million for the nine months ended September 30, 2008. The decrease in operating income from our Miami Operations resulted primarily from the lower sales volumes, partly offset by a reduction in operating expenses.

Other expense. Other expense decreased $13.0 million, or 69.5%, to $5.7 million for the nine months ended September 30, 2009, from $18.7 million for the nine months ended September 30, 2008. The decrease was primarily attributable to the foreign currency exchange gains during the period, due to the revaluation of the Chilean, Colombian and Uruguayan Pesos. The foreign exchange (gain) loss decreased by $8.2 million to a gain of $1.6 million for the nine months ended September 30, 2009, from a loss of $6.6 million for the nine months ended September 30, 2008. The Chilean Peso experienced a revaluation of 14.3%, strengthening to 555.3 pesos per U.S. dollar as of September 30, 2009, from 648 pesos per U.S. dollar as of December 31, 2008. The Colombian Peso experienced a revaluation of 13.9%, strengthening to 1,938.5 pesos per U.S. dollar as of September 30, 2009, from 2,251.7 pesos per U.S. dollar as of December 31, 2008. Other expense also decreased due to the $4.4 million gain from the repurchase, in arm’s length transactions, of $7.1 million of our 11 3/4% Senior Notes at substantial discounts to their face amount.

Provision (benefit) for income taxes. Provision (benefit) for income taxes increased $1.9 million, to $1.7 million for the nine months ended September 30, 2009, from $(0.2) million for the nine months ended September 30, 2008. The increase was due to provisioning of realization reserves against U.S. NOLs beginning in the fourth quarter of 2008. Our effective tax rate was 26% for the nine months ended September 30, 2009, as compared to 18% for the nine months ended September 30, 2008, resulting primarily from the taxable gains on the repurchase of our 11 3/4% Senior Notes, and the taxable earnings in several of our In-country Operations, as compared to the nine months ended September 30, 2008.

Net income (loss). Net income (loss) increased $5.8 million, to $4.8 million for the nine months ended September 30, 2009, as compared to $(1.0) million for the nine months ended September 30, 2008. The increase resulted from the foreign currency exchange gains due to the effects of the strengthening valuations against the U.S. dollar, particularly the Chilean and Colombian Pesos. In addition, the increase was attributable to the decline in operating expenses related to our In-country Operations and the favorable gains in other income from the repurchase of $7.1 million of our 11 3/4% Senior Notes at substantial discounts to their face amount.

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

Our working capital as of September 30, 2009 decreased by $0.8 million, or 1.0%, to $74.9 million, as compared to $75.7 million as of December 31, 2008. This decrease was due primarily to increased trade accounts payable, partly offset by an increase in trade accounts receivable and inventories. Our cash and cash equivalents amounted to $23.3 million as of September 30, 2009, as compared to $22.3 million as of December 31, 2008. The increase was primarily attributable to the increase in trade accounts payable, offset by the repurchase of $7.1 million of our 11 3/4% Senior Notes at substantial discounts to their face amount during the nine months ended September 30, 2009.

Changes in Financial Condition

The following table summarizes our cash flows for the periods presented:

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
	(Dollars in thousands)
Cash flows provided by (used in) operating activities	$1,372	$(7,563)
Cash flows used in investing activities	(2,139)	(4,718)
Cash flows provided by financing activities	1,736	4,465
Effect of foreign currency exchange rate changes on cash and cash equivalents	11	586

Net increase (decrease) in cash and cash equivalents	$980	$(7,230)

Cash flows from operating activities. Our cash flows from operating activities resulted in cash provided by operations of $1.4 million for the nine months ended September 30, 2009, as compared to a requirement of $7.6 million for the nine months ended September 30, 2008. This generation was primarily driven by the increase in accounts payable as a result of management’s actions to purchase and replenish inventory levels in anticipation of higher future unit costs.

Cash flows from investing activities. Our cash flows from investing activities resulted in a requirement of $2.1 million for the nine months ended September 30, 2009, as compared to a requirement of $4.7 million for the nine months ended September 30, 2008. This improvement was due primarily to the absence of capital expenditures associated with the new facilities in Peru and, to a lesser extent, Costa Rica.

Cash flows from financing activities. Our cash flows from financing activities resulted in a generation of $1.7 million for the nine months ended September 30, 2009, as compared to $4.5 million for the nine months ended September 30, 2008. This decrease was driven by lower net borrowings under our lines of credit, particularly in Uruguay and Peru.

Working Capital Management

The successful management of our working capital needs is a key driver of our growth and cash flow generation. The following table sets forth certain information about the largest components of our working capital: our trade accounts receivable, inventories and accounts payable:

	As of September 30, 2009	As of September 30, 2008
	(Dollars in thousands)
Balance sheet data:
Trade accounts receivable, net of allowance	$87,656	$111,535
Inventories	100,667	135,238
Accounts payable	119,012	155,074

	(Data in days)
Other data:
Trade accounts receivable days (1)	36.2	35.6
Inventory days (2)	46.1	47.6
Accounts payable days (3)	(54.5)	(54.6)

Cash conversion cycle (4)	27.8	28.6

(1)	Trade accounts receivable days is defined as our consolidated trade accounts receivable (net of allowance for doubtful accounts) as of the last day of the period divided by our consolidated revenue for such period times 273 days. Our consolidated trade accounts receivable for our In-country Operations include value added tax at a rate of between 5% and 27% (depending on the country). The exclusion of such value added tax would result in lower trade accounts receivable days.

(2)	Inventory days is defined as our consolidated inventory as of the last day of the year divided by our consolidated cost of goods sold for such period times 273 days.
(3)	Accounts payable days is defined as our consolidated accounts payable as of the last day of the year divided by our consolidated cost of goods sold for such period times 273 days.
(4)	Cash conversion cycle is defined as our trade accounts receivable days plus inventory days less accounts payable days.

Cash conversion cycle days. One measurement we use to monitor working capital is the cash conversion cycle, which measures the number of days to convert trade accounts receivable and inventory, net of accounts payable, into cash. Our cash conversion cycle decreased to 27.8 days as of September 30, 2009, from 28.6 days as of September 30, 2008. This improvement was primarily driven by the decrease in our inventory days, partially offset by the increase in our trade accounts receivable days and the slight decrease in our accounts payable days. Trade accounts receivable days increased to 36.2 days as of September 30, 2009, from 35.6 days as of September 30, 2008, resulting from retailers in Chile and Ecuador taking longer to pay and extended term special projects in Guatemala. Inventory days decreased to 46.1 days as of September 30, 2009, as compared to 47.6 days as of September 30, 2008, due to improved inventory management efforts, mainly in our Miami Operations. Accounts payable days decreased slightly to 54.5 days as of September 30, 2009, from 54.6 days as of September 30, 2008, as management continued to align vendor payments to collection activity.

Trade accounts receivable. We principally sell products to a large base of third-party distributors, resellers and retailers throughout Latin America and the Caribbean and to other Miami-based exporters of IT products to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No one customer accounted for more than 2.0% of sales as of September 30, 2009 and 2008. We provide trade credit to our customers in the normal course of business. The collection of a substantial portion of our receivables is susceptible to changes in Latin American and Caribbean economies and political climates. We monitor our exposure for credit losses and maintain allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting our industry. The financial condition of our customers and the related allowance for doubtful accounts is continually reviewed by management.

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

Prior to extending credit to a customer, we analyze the customer’s financial history and obtain personal guarantees, where appropriate. Our Miami Operations and In-country Operations in Chile use credit insurance and make provisions for estimated credit losses. Our other In-country Operations make provisions for estimated credit losses but generally do not use credit insurance. Our Miami Operations has a credit insurance policy covering trade sales to non-affiliated buyers with Euler Hermes ACI. In September 2009, the Company renewed the policy with Euler Hermes ACI for the 2009-2010 policy period. The policy’s aggregate limit is $20.0 million with an aggregate deductible of $1.5 million with expiration dated August 31, 2010. In addition, 10% or 20% buyer coinsurance provisions and sub-limits in coverage on a per-buyer and per-country basis apply. Our large customer base and our credit policies allow us to limit and diversify our exposure to credit risk on our trade accounts receivable.

Inventory. We seek to minimize our inventory levels and inventory obsolescence rates through frequent product shipments, close and ongoing monitoring of inventory levels and customer demand patterns, optimal use of carriers and shippers and the negotiation of clauses in some vendor supply agreements protecting against loss of value of inventory in certain circumstances. The Miami Operations distribution center ships products to each of our In-country Operations approximately twice per week by air and once per week by sea. These frequent shipments result in efficient inventory management and increased inventory turnover. We do not have long-term contracts with logistics providers, except in Mexico and Chile. Where we do not have long-term contracts, we seek to obtain the best rates and fastest delivery times on a shipment-by-shipment basis. Our Miami Operations also coordinates direct shipments to third-party customers and each of our In-country Operations from vendors in Asia.

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

Capital Expenditures and Investments

Capital expenditures decreased to $2.0 million for the nine months ended September 30, 2009, as compared to $4.9 million for the nine months ended September 30, 2008. The decrease was primarily driven by the absence of capital expenditures related to the new facilities in Peru and, to a lesser extent, Costa Rica.

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

The Company has lines of credit, short-term overdraft and credit facilities with various financial institutions in the countries in which the Company’s individual business reside. Many of our In-country Operations also have limited credit facilities. These credit facilities fall into three categories: asset-based financing facilities, letters of credit and performance bond facilities, and unsecured revolving credit facilities and lines of credit. As of September 30, 2009 and December 31, 2008, the total amounts available under the credit facilities were $12.6 million and $14.4 million, respectively. As of September 30, 2009 and December 31, 2008, the total amounts outstanding under the credit facilities were $35.7 million and $31.0 million, respectively, of which $24.1 million and $23.6 million, respectively, were outstanding under the Miami credit facility and $11.6 million and $7.4 million, respectively, were outstanding under the in-country credit facilities. The outstanding balance is primarily attributed to the increased borrowing by our subsidiaries to meet local working capital requirements, particularly borrowings related to our operations in Peru and Guatemala, partially offset by a reduction in the borrowing requirements related to our operations in Colombia and Uruguay.

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

Concurrent with the high yield debt offering, SBA entered into a revolving credit facility with Comerica Bank. As of September 30, 2009, SBA has a $30.0 million revolving credit facility with Comerica Bank, including $0.2 million of letter of credit commitments and a capital expenditures limit of $1.0 million. Borrowings against the facility bear interest at the Eurodollar rate plus 3.5% and are secured on a first priority basis with all the assets of SBA. Interest is due monthly and the facility has a maturity date of January 1, 2010. Amounts borrowed under the facility may be repaid and re-borrowed at any time during the term of the agreement. Borrowing capacity is established monthly based on certain parameters established under the agreement. Advances under the facility are provided based on 85.0% of eligible domestic accounts receivable and 67.5% of eligible foreign accounts receivable plus 60.0% of eligible domestic inventory, less any credit facility reserves. The credit facility contains certain financial and non-financial covenants, including but not limited to, maintenance of a defined minimum level of tangible effective net worth and annual limitations on capital expenditures.

On October 22, 2009, SBA and Comerica Bank signed a commitment letter, pursuant to which Comerica Bank may replace the existing revolving credit facility with a new three-year revolving credit facility. The replacement is contingent upon the Company’s refinancing of its 11 3/4% Senior Notes due 2011 and other conditions, subject to final documentation. The new revolving credit facility will be for an aggregate principal amount of up to $20.0 million, with a possible increase of an additional $10.0 million.

On March 20, 2009, SBA obtained a waiver to its credit agreement from Comerica Bank for its senior debt to tangible effective net worth ratio, minimum tangible effective net worth and net income, as of December 31, 2008. SBA also obtained an amendment to its credit agreement for the definitions of the borrowing base, revolving credit note and SBA’s permitted investments. The amendment allows SBA to issue commercial letters of credit and standby letters of credit, not to exceed $2.0 million at any one time outstanding. Borrowings against the facility bear interest at the daily adjustable LIBOR rate (at no time less than 2.0%) plus the applicable margin of 4.0%. SBA is required to provide accounts payable aging, insurance and borrowing base certificates on a bi-weekly basis. The Company is also required to maintain monthly stated levels of EBITDA and SBA and its guarantor shall maintain quarterly stated levels of net income, effective March 31, 2009 to December 31, 2009. As of September 30, 2009, SBA was in compliance with all of the covenants under its credit facility. For a detailed discussion of the revolving credit facility with Comerica Bank, see “Part I, Item 8. Financial Statements and Supplementary Data, Notes to Audited Consolidated Financial Statements, Note 6. Lines of Credit” in our Annual Report.

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

Inventories. Our inventory levels are based on our projections of future demand and market conditions. Any unanticipated decline in demand or technological changes could cause us to have excess or obsolete inventories. On an ongoing basis, we review for estimated excess or obsolete inventories and make provisions for our inventories to reflect their estimated net realizable value based upon our forecasts of future demand and market conditions. These forecasts require judgment as to future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory obsolescence provisions may be required. Our estimates are influenced by the following considerations: the availability of protection from loss in value of inventory under certain vendor agreements, the extent of our right to return to vendors a percentage of our purchases, the aging of inventories, variability of demand due to economic downturn and other factors, and the frequency of product improvements and technological changes. Rebates earned on products sold are recognized when the product is shipped to a third party customer and are recorded as a reduction to cost of revenue.

Goodwill, Identifiable Intangible and Other Long-Lived Assets. The Company reviews goodwill at least annually for potential impairment or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our annual impairment review requires extensive use of accounting judgment and financial estimates, including projections about our business, our financial performance and the performance of the market and overall economy. Application of alternative assumptions and definitions could produce significantly different results. Because of the significance of the judgments and estimates used in the processes, it is likely that materially different amounts could result if different assumptions were made or if the underlying circumstances were changed.

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

Our intangible assets are presented at cost, net of accumulated amortization. Intangible assets are amortized on a straight line basis over their estimated useful lives and assessed for impairment. The Company recognizes an impairment of long-lived assets if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset for assets to be held and used, or the amount by which the carrying value exceeds the fair value less cost to dispose for assets to be disposed. Fair value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. The Company tests intangible assets for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

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

Income taxes. The Company accounts for the effects of income taxes resulting from activities during the current and preceding years. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases as measured by the enacted tax rates which will be in effect when these differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date under the law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized, unless it is more likely than not that such assets will be realized.

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

We conduct business globally and, as a result, one or more of our subsidiaries file income tax returns in U.S. federal, state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities in the countries in which we operate. We are currently under ongoing tax examinations in several countries. While such examinations are subject to inherent uncertainties, we do not currently anticipate that any such examination would have a material adverse impact on our unaudited condensed consolidated financial statements.

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

As part of our normal course of business, we are involved in certain claims, regulatory and tax matters. In the opinion of our management, the final disposition of such matters will not have a material adverse impact on our results of operations and financial condition.

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

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act for the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded as of September 30, 2009, that these controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings.

As of September 30, 2009, the Company had no material legal proceedings pending. From time to time, we are the subject of legal proceedings arising in the ordinary course of business. We do not believe that any proceedings currently pending or threatened will have a material adverse affect on our business or results of operations.

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

Subsequent events. We are in the process of evaluating refinancing alternatives that would provide us with additional sources of liquidity and address our intermediate-term debt maturities, including the 11 3/4% Senior Notes (approximately 19.5% of which, as of September 30, 2009, is held by some of our affiliates), meet our long-term financing needs and support our continued growth objectives. These discussions are continuously evolving and subject to change.

On October 23, 2009, SBA and Comerica Bank signed a commitment letter, pursuant to which Comerica Bank may replace the existing revolving credit facility with a new three-year revolving credit facility. The replacement is contingent upon the Company’s refinancing of its 11 3/4% Senior Notes due 2011 and other conditions, subject to final documentation. The new revolving credit facility will be for an aggregate principal amount of up to $20.0 million, with a possible increase of an additional $10.0 million.

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

Signature	Title	Date

/S/ ANTHONY SHALOM	Chairman of the Board of Directors	October 26, 2009
Anthony Shalom	Chief Executive Officer

/S/ MICHAEL F. SHALOM	President	October 26, 2009
Michael F. Shalom

/S/ RUSSELL A. OLSON	Chief Financial Officer	October 26, 2009
Russell A. Olson

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.