Form 10-K
period 2009-12-31
Intcomex, Inc.
filed 2010-02-22
CIK 1359425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark if registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant had 100,000 shares of Common Stock, voting, par value $0.01 per share and 29,357 shares of Class B Common Stock, non-voting par value $0.01 per share, outstanding at December 31, 2009. There is no public trading market for the stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None

PART I

Item 1.	Business.

Company

We believe Intcomex, Inc. and its subsidiaries (“Intcomex,” the “Company”, “we,” “us,” or “our”) is the largest pure play value-added international distributor of computer information technology (“IT”) products focused solely on serving Latin America and the Caribbean (the “Region”). We distribute computer equipment, components, peripherals, software, computer systems, accessories, networking products and digital consumer electronics to more than 50,000 customers in 40 countries. We offer single source purchasing to our customers by providing an in-stock selection of more than 6,100 products from over 173 vendors, including many of the world’s leading IT product manufacturers. We serve the Latin American and Caribbean IT products markets using a dual distribution model as a wholesale aggregator and an in-country distributor:

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

•

As an in-country distributor in 12 countries, we sell to over 48,000 local reseller and retailer customers, including value-added resellers (companies that sell, install and support IT products and personal computers (“PCs”)), systems builders (companies that specialize in building complete computer systems by combining components from different vendors), smaller distributors and retailers.

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

In August 2004, Citigroup Venture Capital International (“CVC International”), a unit of Citigroup Inc. engaged in private equity investments in emerging markets, acquired 52.5% of our voting equity interests. As part of that transaction, we redeemed all of the equity interests in our Company held by our former non-management shareholders and some of the equity interests in our Company held by our management shareholders. We incorporated in the state of Delaware in August 2004. After giving effect to the acquisition and redemptions, Anthony Shalom and Michael Shalom became our second and third largest shareholders after CVC International, with holdings of 23.0% and 9.0%, respectively, of our voting common stock. Our other shareholders, also members of our management, entered into a shareholders agreement providing for, among other things, certain governance arrangements concerning the Company.

In December 2009, certain of our Company’s existing shareholders and their affiliates contributed $20.0 million of new capital in exchange for newly-issued shares of our Class B common stock, non-voting. Following the capital contribution, CVC International maintained 52.5% of our voting equity interests and held 47.6% of our non-voting common stock. Anthony Shalom and Michael Shalom remain our second and third largest shareholders after CVC International, with holdings of 23.0% and 9.0%, respectively, of our voting equity interests and each holds 6.1% of our non-voting common stock.

Industry

IT products generally follow a three-tiered distribution system from the manufacturer to end-users in Latin America and the Caribbean:

•

Wholesale aggregators like our Miami-based operations purchase IT products from vendors and sell them to other Miami-based exporters and in-country distributors. They typically maintain warehouses and sales forces in Miami and do not have substantial operations outside of Miami.

•

In-country distributors like our in-country operations purchase IT products from wholesale aggregators and sell them to local resellers and retailers. They typically have a geographic focus limited to one country or cities within one country and a local sales force in direct contact with their customers and local warehousing. In-country distributors’ limited size, capital and geographic reach often prevent them from establishing and maintaining direct relationships with vendors located predominantly in the U.S. and Asia who focus their relationships on IT distributors with broad geographic coverage or large order sizes. In most markets, in-country distributors typically lack sufficient size to benefit from significant economies of scale and are not adequately capitalized to offer a full range of products and services to their customers.

•

Resellers typically acquire IT products from the in-country distributors and resell them to end-users, typically individuals, small and medium-sized businesses or governments. Resellers vary greatly in size and type from one-person operations to large retailers.

The distribution model for IT products in the Latin American and Caribbean markets is distinctly different from more advanced markets where direct sales by IT vendors are common. IT vendors rely extensively on wholesale distribution rather than direct sales. According to International Data Corporation (“IDC”), a market intelligence and advisory firm in the IT and telecommunications industries, IT distributors (including local dealers, resellers, retailers and assemblers) comprised about 69% of PCs sold in Latin America and the Caribbean, while the remaining 31% were sold directly to end-users through the internet and original equipment manufacturer (“OEM”) direct sales forces in 2008.

Latin America and the Caribbean are comprised of more than 45 countries, many unique with respect to their logistical infrastructure, regulatory and legal framework, trade barriers, taxation, currency and language. This fragmentation presents challenges to IT product manufacturers seeking to establish a regional distribution, sales, logistics and service network, because such a network would have to be created separately for each country, with limited economies of scale due to the small size of most markets and barriers to entry associated with cross-border complexities. We believe that our dual distribution model, as well as our extensive geographic presence in the Region, is not only unique, but also valuable to our vendors and customers and difficult to replicate.

The IT products distribution industry is driven by sales to end-users. From 1998 to 2008, spending on IT products (including hardware, packaged software and services) in Latin America and the Caribbean grew at approximately 3.6% per year, from $41.3 billion to $58.7 billion. According to IDC, spending is projected to grow an average of 5.8% per year from 2009 to 2013, to $74.3 billion. While the Latin American and Caribbean population of approximately 568 million people is 86.9% larger than that of the U.S., the market in 2008 for IT products in the Region was only 11.6% of the size of the market for IT products in the U.S.

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

Revenue derived from sales to customers located in Latin America and the Caribbean accounted for almost all of our consolidated revenue for the years ended December 31, 2009, 2008 and 2007. The following chart shows our revenue for the year ended December 31, 2009, by our customers’ country of origin.

2009 Percentage of Revenue by Customers’ Country of Origin

*Other includes 22 other countries, each representing less than 1% of our 2009 revenue.

Our Miami Operations

Our Miami Operations serves as the headquarters for our entire Company (our “Miami Operations”). Our Miami Operations handles purchases from our vendors, and a majority of the products that we acquire from our vendors pass through our Miami warehouse (with the exception of products sourced from Asia, which are usually shipped directly to our In-country Operations). Our Miami Operations supplies our 22 in-country sales and distribution centers and also sells products directly to third parties. Miami third-party customers include U.S., Latin American and Caribbean distributors, resellers and retailers, who in turn, distribute or sell products throughout Latin America and the Caribbean.

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

Our Miami distribution center typically ships products to each of our in-country sales and distribution operations twice a week by air and once a week by sea. These frequent shipments facilitate more efficient inventory management and increased inventory turnover. Generally, we do not have long-term contracts with logistics providers, except in Mexico and Chile. Where we do not have long-term contracts, we seek to obtain the best rates and fastest delivery times on a shipment-by-shipment basis. Our Miami Operations coordinates direct shipments to third-party customers and In-country Operations from vendors in Asia.

We have sales and marketing staff located in our Miami headquarters. For a detailed discussion of our sales and marketing staff, see “—Customers, Sales and Marketing.” Other functions performed in our Miami headquarters include human resources, treasury and accounting, strategic planning, consolidated information systems development and maintenance and overall marketing strategy.

As of December 31, 2009, 2008 and 2007, our Miami Operations total assets were $126.4 million, $119.1 million and $185.6 million, respectively. For detailed information of our revenue from our Miami Operations, see Part II, Item 8. Financial Statements and Supplemental Data, of this Annual Report.

Our In-country Operations

Each of our in-country sales and distribution operations has a local sales force and substantial inventory, with the exception of our operations in Brazil, which consist solely of a sales office. Our In-country Operations sells to more than 48,000 customers in 12 countries.

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

Each of our In-country Operations is responsible for the following functions: sales, human resources, local marketing, extension of credit (in compliance with our corporate credit policies), collections, inventory controls, local accounting and financial controls, shipping to customers when needed and providing local input and data from their IT systems to Miami for purchasing decisions.

As of December 31, 2009, 2008 and 2007, our In-country Operations total assets were $181.7 million, $165.0 million and $177.4 million, respectively. For detailed information of our revenue from In-country Operations, see Part II, Item 8. Financial Statements and Supplemental Data, of this Annual Report.

Products

We offer single source purchasing to our reseller and retailer customers so they can purchase all of their IT product needs from us, including computer products, components and peripherals. We believe that our wide selection of products is a key attraction for resellers and retailers to purchase products from us. The single source purchasing concept is especially important for assemblers of unbranded or “white-box” PCs, who must source all the necessary components before the assembly process begins. White-box PCs typically have lower retail selling prices but higher margins than branded computer systems. According to Gartner, Inc. (“Gartner”), a provider of research and analysis on the global IT industry, in 2008 white-box personal computers comprised about 47.2% of the Latin American and Caribbean personal computer market, by shipments. We do not focus on selling branded desktop PCs other than our own Hurricane operating PCs, Blue Code PC kits and PCs we assemble under our customers’ brands.

Our in-country product lines typically include between 1,500 and 2,500 products in stock. Our catalog of products offers a broad selection that demonstrates our focus on responding to market demands, reflecting increasing demand for portable computing devices such as notebook computers and netbooks, bare-bones notebook computers designed specifically for web browsing, multimedia access and gaming, and mobile and ultra portable products. The breadth and diversity of our product lines allows us a key competitive advantage by enhancing our leadership position in the IT distribution industry and mitigating the risks inherent in our strong, competitive market. Based on our estimates, we believe that many of our local competitors have product lines of no more than 200 to 300 products in stock. The following table presents the percentage of our consolidated revenue represented by our product categories in each of the last three years:

	Year Ended December 31,
Category	2009	2008	2007
Components	36.9%	40.3%	46.5%
Peripherals	15.8%	16.7%	16.8%
Software	6.4%	6.6%	6.8%
Computer systems	28.0%	24.2%	17.4%
Accessories	8.4%	6.2%	6.9%
Networking	2.6%	2.7%	2.5%
Other products	1.9%	3.3%	3.1%

Total	100.0%	100.0%	100.0%

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

•

Computer systems. This category consists of self-standing computer systems capable of functioning independently, including notebook computers and netbooks. In most of our operations, we assemble and sell PC and notebook computers under our own brands, under our customers’ brands and in unbranded cases.

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

We focus primarily on components, peripherals, software and accessories categories, as these product categories tend to have higher margins than the other product categories. We believe our focus on these product categories and our attention to the vendor price protection policies described below under “—Vendors,” help us reduce the risks associated with inventory obsolescence. We believe that our inventory obsolescence rates of (0.1)%, 0.17% and 0.12% of revenue for the years ended December 31, 2009, 2008 and 2007, respectively, are very low by industry standards. One of our strategies is to maintain our core mix of product categories, in particular, to maintain high levels of sales in the components category as more people in Latin America and the Caribbean become computer users.

Sales in our computer systems product category increased to 28.0% of our consolidated revenue as of December 31, 2009 from 24.2% of our consolidated revenue as of December 31, 2008. We believe this reflects increasing customer demand for portable computing devices such as notebook computers and netbooks, barebones notebook computers designed specifically for web browsing, multimedia access and gaming devices. Notebook computers and netbooks serve as a portable solution for accessing the web’s multimedia alternatives. Due to the increase in market demand for mobile and ultraportable products represented by our computer systems category, the percentage of products in our components product category declined from prior year levels.

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

Vendors

We have established long-term direct relationships with many of the major global manufacturers of branded computer products, including Apple, Dell, Epson, Hewlett Packard, Intel, Kingston, Microsoft, Samsung, Seagate, Toshiba and Western Digital, as well as a number of generic component vendors from the U.S. and Asia. For the years ended December 31, 2009, 2008 and 2007, our top

10 vendors manufactured products that accounted for 66.1%, 65.5% and 64.6%, respectively, of our total revenue and the products of our top vendor accounted for 19.1%, 17.5% and 16.7%, respectively, of our total revenue. We continue to believe in the strategic importance of diversifying our revenues among multiple vendors.

We have entered into written distribution agreements, which provide for nonexclusive distribution rights for specific territories with many of our vendors. The distribution agreements are generally short-term and subject to periodic renewal. We believe it is not common for vendors in our industry to have exclusive relationships with distributors. We also believe our customers are better served by our ability to carry a breadth of competing brands because the IT products market is subject to rapid change and reliant upon product innovation. Our vendors typically extend to us payment terms of between 30 and 60 days. Vendors of branded products often offer to us back-end rebates, promotions and incentives, to drive sales of their products.

Like other IT distributors, we are subject to the risk that the value of our inventory will be affected adversely by vendors’ price reductions or by technological changes affecting the usefulness or desirability of the products comprising our inventory. It is the policy of many vendors of IT products to offer distributors like us, who purchase directly from them, some protection from the loss in value of inventory due to technological change or a vendor’s price reductions. Under many of these agreements, there is only a limited, specified period of time in which the distributor may return products for credit, exchange products for other products or claim price protection credits. We take various actions to maximize our participation in these vendor approved programs and reduce our inventory risk including monitoring our inventory levels, soliciting frequent input from in-country managers about demand projections and controlling the timing of purchases.

Although we do not offer our own rebates or price protection to our customers, we provide some of the benefits of vendor-sponsored rebates. When we sell a product, we issue to our customer a product warranty with the same terms as the vendor’s product warranty issued to us. We track the unique serial numbers of all products passing through each of our distribution facilities which enables us to determine whether specific products under product warranty presented by our customers of our In-country Operations for service or repair benefit from the product warranty issued by us. This tracking system allows us to limit the quantity of unauthorized returns of merchandise and provide fast, high quality return-to-manufacturer authorization (“RMA”) service across Latin America and the Caribbean. We incurred expenses in administering the warranties issued to our customers of $1.7 million, $2.4 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Customers, Sales and Marketing

Customers

We currently sell to over 50,000 distributors, resellers and retailers in 40 countries. Although the end users of our products are mostly individuals and small and medium-sized businesses, we supply these end users through a well-established network of in-country distributors, value-added resellers, system builders and retailers, as well as through U.S.-based distributors selling into the Region. We have always emphasized customer care and long-term customer development. We seek to build customer loyalty not only by having wide product selection and quick delivery times, but also by offering customs and duties payment management, marketing assistance, product training, new product exposure, technical support and local warranty service and by providing trade credit (when the customer is approved under our credit policies). We believe that the extension of payment terms to creditworthy customers is one of our key competitive advantages. Many of our local competitors do not have the financial resources to do so and, as a result, offer products only on a cash-and-carry basis.

For the years ended December 31, 2009, 2008 and 2007, no single customer accounted for more than 2.0% of our consolidated revenue and the top 10 customers by sales volume accounted for less than 10.4%, 9.0% and 9.5%, respectively, of our consolidated revenue. Our strategy is to not rely on any single customer for a large percentage of sales, but to diversify our revenues and maximize sales from a large quantity of individual customers.

Sales

As of December 31, 2009, we maintained a sales force of 342 people in our In-country Operations and 29 employees in our Miami Operations dedicated to serving our third-party customers. Each in-country sales force is managed by a general manager and, in some cases, a sales manager, depending on the size of the operation. The general managers and sales managers are responsible for developing and maintaining relationships with new and existing customers. Our Chief Executive Officer also spends a considerable amount of time visiting customers and our In-country Operations to develop new customer accounts and solidify and improve existing relationships.

We use an incentive-based compensation structure for our sales force that varies from country to country. Generally, the compensation consists of a base salary and variable commission or bonus, based on pre-established sales and performance metrics. The commission is generally calculated as a percentage of collected gross profits and net customer additions.

Marketing

As of December 31, 2009, our marketing department consisted of five employees in Miami and 39 employees throughout Latin America and the Caribbean. The marketing department’s responsibilities include oversight of our corporate identity, preparation of marketing materials, creation and coordination of various types of media activity and development of marketing research studies and specialized reseller-focused events. In addition, the marketing department works with vendors to establish periodic marketing and sales programs to generate vendor brand awareness and product demand, acting as a liaison between our company and our vendors.

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

Promotional Floordays are conducted weekly throughout the Region, in which vendors interact with and showcase products and solutions to reseller customers and sales executives and provide individualized training and test drives of the products. Our regional Intcomex Product Catalog is published semi-annually and includes over 1,500 products in 45 categories.

IntcomExpo is our annual private, regional trade show in which 15 to 30 vendors present their products. These expos are held throughout the year in several of our In-country locations.

I-Blasts and interactive email signatures are used to promote our vendor’s brand directly to our customers. When our sales executives send an email, our vendor’s banner appears under the electronic signature and our customers can access the vendor’s promotions and Intcomex’s Webstore directly by clicking on the banner.

Intcomex Marketing on Hold is a unique method of advertising that allows our vendors to promote their products to our customers on a daily basis. We play an advertisement of the vendor’s products, brand and latest releases on large screen televisions in the Region that customers can view as they await or obtain quotations. Internal communications also showcase vendors’ products on large screen televisions in the Region in the form of slideshows and short movies that run continuously between promotions. The television advertisements are a convenient format for introducing new products and programs to our customers.

Reseller training labs are seminar events designed to introduce new products, provide product and technology information and selling techniques to resellers.

Intcomex WebStore is our e-commerce store located at http://store.intcomex.com which offers our products to our resellers and customers to search products by category, subcategory, name or stock-keeping unit (or SKU), compare product specifications, review product quotations and prices and purchase products.

Credit Risk Management

We extend payment terms, generally up to 30 days, to creditworthy customers of our Miami Operations and most of our In-country Operations, although some higher-volume customers, such as large retailers, receive longer payment terms. In our In-country Operations (most notably Mexico, where sales are primarily on a cash-and-carry basis), we modify our credit policies on a country-by-country basis depending mostly on local macroeconomic conditions, the nature of our customers and local market practices.

We have established standardized credit policies for our Miami Operations and our In-country Operations. Our credit policies include credit analysis, credit database checks, vendor and bank relationship checks and, where necessary, collateralization. In addition, substantially all of our Miami Operations’ foreign accounts receivable (other than accounts receivable owed by affiliates) are insured by Euler Hermes American Credit Indemnity Company (“Euler Hermes ACI”), a worldwide credit insurance company. The policy’s aggregate limit is $20.0 million with an aggregate deductible of $1.5 million; the policy expires on August 31, 2010. Under this insurance, 10% or 20% buyer coinsurance provisions and sub-limits in coverage on a per-buyer and on a per-country basis apply. The policy also covers certain large, local companies that purchase directly from our In-country Operations in Argentina, Costa Rica, El Salvador, Guatemala, Jamaica and Peru. Our In-country operations in Chile insures certain customer accounts with Coface Chile, S.A. credit insurance company; the policy expires on October 31, 2010.

We believe that our relatively low bad debt expenses of 0.5%, 0.4% and 0.2% of net revenues for the years ended December 31, 2009, 2008 and 2007, respectively, are a result of our standardized credit policies, our close and proactive monitoring of accounts receivables and collections by our Miami Operations, our In-country Operations and the diversification of our receivables over a large number of countries and customers. We have become more cautious in extending credit to our customers due to the recent financial and economic crisis. Most of our larger credit losses relate to customers of our Miami Operations, where we sell to large volume customers, who in some cases, are afforded credit lines in excess of $100,000. Credit losses have been nominal in our In-country Operations where credit lines typically do not exceed $10,000.

Information Systems

In 2009, we continued the process of installing Sentai, our company-wide enterprise resource planning (“ERP”), management and financial reporting system. Sentai is a scalable IT ERP system that enables simultaneous decentralized decision-making by our employees included in sales and purchasing while permitting control of daily operating functions by our senior management. We are also using the Sentai logistics and inventory management system in order to better manage our increasing shipping volumes. The ERP system has been implemented in our Miami Operations and in 11 of our 12 In-country Operations. We completed the implementation of our core ERP system in Chile and some portions of Mexico in 2009 and expect to complete the remaining areas of Mexico in early 2010.

In 2008, we implemented SAP Business Planning and Consolidation (“SAP BPC”), our company-wide management planning, budgeting and forecasting system. SAP BPC is a comprehensive financial management system that enables complete budgeting, forecasting, consolidation and reporting functionality through a single application and user interface.

In 2008, we started the process of implementing our e-commerce sales platform which will help maximize online revenues and reduce costs and risks associated with running our e-commerce operation. The e-commerce infrastructure includes site development and hosting, order management and merchandising, reporting and analytics, product fulfillment and multilingual customer service. Our e-commerce platform is a centralized system and critical solution to serving our Miami and in-country customers through rich functionality to deliver large volume transactions in an integrated environment. We expect to complete implementation in each of our In-country Operations in 2010.

Competition

The IT products distribution industry in Latin America and the Caribbean is highly competitive. The factors on which we compete include:

•	price;

•	availability and quality of products and services;

•	terms and conditions of sale;

•	availability of credit and payment terms;

•	timeliness of delivery;

•	flexibility in tailoring specific solutions to customers’ needs;

•	effectiveness of marketing and sales programs;

•	availability of technical and product information; and

•	availability and effectiveness of warranty programs.

The IT products distribution industry in Latin America and the Caribbean is very fragmented and contains several public multinational companies, which we refer to as our public company competitors, such as Ingram Micro (in-country operations in Brazil, Chile, Mexico, Peru and Argentina), Tech Data (in-country operations in Brazil, Chile, Mexico, Peru and Uruguay), Bell Microproducts (in-country operations in Argentina, Brazil, Chile and Mexico) and SYNNEX (in-country operations in Mexico) and a large number of local companies that operate in a single country, such as Grupo Deltron S.A. in Peru, Airoldi Computación in Argentina and Makro Computo in Colombia. We believe we have the broadest in-country presence in Latin America and the Caribbean in terms of the number of countries served through an in-country presence.

Our principal public company competitors are Ingram Micro and Tech Data, each of which operates local distribution centers in the limited number of markets listed previously. In contrast, we are able to offer our vendors a broader in-country distribution channel in more Latin American and Caribbean markets than these competitors. Additionally, while our product offering is more focused on components for white-box PCs, Ingram Micro and Tech Data are focused on high-end branded equipment, including servers. While these competitors are larger and better capitalized than we are, and, in the case of the Mexican market, have a significantly larger market share than we do, we believe that our multi-country, components-focused business model is better suited to serve our customers located in Latin America and the Caribbean.

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

Our participation at two levels of the distribution chain (Miami and in-country), coupled with our extensive geographic footprint, creates a market presence that we believe is unmatched by any of our public company competitors in terms of the number of countries served through an in-country presence and enables us to generate industry-leading margins among our public company competitors. Our dual distribution approach links a diversified set of vendors, primarily located in the U.S. and Asia, to a fragmented number of customers spread throughout Latin America and the Caribbean, and delivers value to both ends of the supply chain. To our vendors, we provide access to markets and customers that would be costly and inefficient for them to reach directly. To our customers, which are often small local resellers and retailers that lack the scale and access to buy directly from the U.S. and Asia, we provide broad and timely product availability, local staff, multi-vendor single source purchasing, technical support, customs management and local warranty service.

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

Market and Industry Data

Market and industry data used throughout this Annual Report on Form 10-K (“Annual Report”) were obtained from our internal surveys, industry publications, unpublished industry data and estimates, discussions with industry sources and currently available information. The sources for this data include IDC and Gartner. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. Based on our familiarity with the market, we believe that estimates by these third party sources are reliable; however, we have not independently verified such market data. Similarly, while believed by us to be reliable, our internal surveys have not been verified by any independent sources. Accordingly, no assurance can be given that such data will prove to be accurate.

Personnel

As of December 31, 2009, we employed 1,413 people, of which 178 were located at our headquarters in Miami, Florida, and 1,235 were located in our In-country Operations throughout Latin America and the Caribbean. We do not have any collective bargaining agreements with our employees. With the exception of our employees in Mexico and certain employees in Argentina, our In-country Operations are not unionized. We believe that our relations with our employees are generally good.

We have a contract with ADP Total Source, Inc. (“ADP”) to provide certain professional employment services such as health insurance, other employee benefits and payroll services to our Miami personnel. Pursuant to this contract, our Miami personnel became employees of ADP. We lease the services of these employees from ADP, and reimburse ADP for the costs of compensation and benefits. For purposes of this Annual Report, we consider employees of ADP covered by this contract to be employees of our Company.

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

The recent global economic downturn and the disruptions in the credit markets could become increasingly worse, may improve in the near future, and could cause a severe disruption in our operations and adversely affect our business and results of operations.

Global financial markets have recently experienced an extreme economic downturn and severe disruption, including, among other things, volatility in securities prices, severely diminished liquidity and credit availability, and rating downgrades of certain investments. If this downturn were to return or worsen, there could be severely negative implications to our business that may exacerbate many other risks described below.

The recent global economic downturn and the associated credit crisis could return resulting in a negative impact on financial institutions and the global financial system, which would, in turn, have a negative impact on us and our creditors. Credit insurers could drop coverage on our customers and increase premiums, deductibles and co-insurance levels on our remaining or prospective coverage. Our suppliers have tightened trade credit already, and could do so further, which could negatively impact our liquidity. We may not be able to borrow additional funds under our existing credit facilities if participating banks become insolvent or their liquidity is limited or impaired. The subsequent tightening of credit in financial markets could also result in a decrease in the demand for IT products. A global recession could adversely affect our vendors’ and customers’ ability to obtain financing for operations and result in continued severe job losses and lower consumer confidence. Certain markets could experience deflation, which would negatively impact our average selling price and revenue.

If the recent downturn in the global economy returns, it may also further intensify competition, regionally and internationally, which may negatively affect our margins. The impact may be in the form of reduced prices, lower sales or reduced sales growth, loss of market share, lower gross margins, loss of vendor rebates, extended payment terms with customers, increased bad debt risks, shorter payment terms with vendors, increased capital investment and interest costs, increased inventory losses related to obsolescence and/or excess quantities, all of which could adversely affect our results of operations and financial condition. Our vendors and customers may become insolvent and file for bankruptcy, which also would negatively impact our results of operations.

Our business requires significant levels of capital to finance accounts receivable and inventory that is not financed by trade creditors. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months. However, the capital and credit markets have been experiencing unprecedented levels of volatility and disruption. Such market conditions may affect our ability to access the capital markets or the capital we require may not be available on terms acceptable to us, or at all, due to inability of our finance partners to meet their commitments to us. We are unable to predict the likely duration and severity of disruptions to financial markets and adverse economic conditions in the U.S. and other countries and the impact these events may have on our operations and the industry in general.

We operate in a highly competitive environment and, as a result, we may not be able to compete effectively or maintain or increase our sales, market share or margins, particularly if a prolonged global economic downturn persists.

The IT products distribution industry in Latin America and the Caribbean is highly competitive. The factors on which IT distributors compete include:

•	price;

•	availability and quality of products and services;

•	terms and conditions of sale;

•	availability of credit and payment terms;

•	timeliness of delivery;

•	flexibility in tailoring specific solutions to customers’ needs;

•	effectiveness of marketing and sales programs;

•	availability of technical and product information; and

•	availability and effectiveness of warranty programs.

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

We are dependent on a variety of IT and telecommunications systems, including systems for managing our inventories, accounts receivable, accounts payable, order processing, shipping and accounting. In addition, our ability to price products appropriately and the success of our expansion plans depend to a significant degree upon our IT and telecommunications systems. We are in the process of continuing to install Sentai, our company-wide ERP, management and financial reporting system. Sentai is a scalable IT system that enables simultaneous decentralized decision-making by our employees involved in sales and purchasing while permitting control of daily operating functions by our senior management. We are also using the Sentai logistics and inventory management system in order to better adapt to higher shipping volumes. The ERP system has been implemented in our Miami Operations and 11 of our 12 In-country Operations. We completed the implementation of our core ERP system in Chile and some portions of Mexico in 2009 and expect to complete the remaining areas of Mexico in early 2010.

Our experience with this new platform is limited and each new installation requires the training of our local employees. In addition, new installations may require further modifications in order to handle the different accounting requirements in each of the countries in which we operate. Any delay in installation or temporary or long-term failure of these systems, once installed, could adversely impact our ability to effectively manage our business and prepare accurate and timely financial information. Also, our failure to adapt and upgrade our systems to keep pace with our future development and expansion could hurt our results of operations.

If the IT products market in Latin America and the Caribbean does not grow as we expect, we may not be able to maintain or increase our present growth rate and our results of operations and financial condition could be affected.

Historically, the growth of our business has been driven in large part by the growth of the IT products market in Latin America and the Caribbean. In particular, we have benefited from rapid growth in PC and Internet penetration rates. We expect that our future growth will also depend in large part on further growth in the IT market including growth in PC and Internet penetration rates and increasing demand for notebook computers, netbooks, mobile and ultra portable drives. If the IT products market does not grow as quickly and in the manner we expect for any reason, including as a result of economic, political, social or legal developments in Latin America and the Caribbean, we may not be able to maintain or grow our business as expected which could have an impact on our results of operations and financial condition.

Economic, political, social or legal developments in Latin America and the Caribbean could hurt our results of operations and financial condition.

Historically, sales to Latin America and the Caribbean have accounted for almost all of our consolidated revenues. As a result, our financial results are particularly sensitive to the performance of the economies of countries in Latin America and the Caribbean. If local, regional or worldwide developments adversely affect the economies of any of the countries in which we do business, our results of operations and financial condition could be hurt. Our results are also impacted by political and social developments in the countries in which we conduct business and changes in the laws and regulations affecting our business in those regions. Changes in local laws and regulations could, among other things, make it more difficult for us to sell our products in the affected countries, restrict or prevent our receipt of cash from our customers, result in longer payment cycles, impair our collection of accounts receivable and make it more difficult for us to repatriate capital and dividends from our foreign subsidiaries to the ultimate U.S. parent company.

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

A significant portion of our revenues from our In-country Operations is invoiced in currencies other than the U.S. dollar, and a significant amount of our in-country operating expenses are denominated in currencies other than U.S. dollars. In markets where we invoice in local currency, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, the appreciation of a local currency could have an impact on our gross profit and gross margins in U.S. dollar terms. In markets where our books and records are prepared in currencies other than the U.S. dollar, the appreciation of the local currency will increase our operating expenses and decrease our operating margins in U.S. dollar terms.

Large and sustained devaluations of local currencies, like those that occurred in Brazil in 2000 and Argentina in 2001, can make many of our products more expensive in local currencies. This could result in our customers having difficulty paying those invoices and, in turn, result in decreases in revenue. Moreover, such devaluations may adversely impact demand for our products because our customers may be unable to afford them. For example, during 2009, our foreign exchange gain amounted to $3.1 million primarily due to the appreciation of the Chilean, Colombian and Uruguayan Pesos. The Chilean Peso strengthened by 19.9%, to 519 pesos per U.S. dollar as of December 31, 2009, from 648 pesos per U.S. dollar as of December 31, 2008. The Colombian Peso strengthened by 8.3%, to 2,065 pesos per U.S. dollar as of December 31, 2009, from 2,252 pesos per U.S. dollar as of December 31, 2008. The Uruguayan Peso also strengthened by 19.8%, to 20 pesos per U.S. dollar as of December 31, 2009, from 25 pesos per U.S. dollar as of December 31, 2008. For a more detailed discussion of the effect of foreign currency fluctuations on our results of operations, see Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Foreign exchange risk, of this Annual Report.

We are exposed to market risk and credit exposure and loss as we engage in foreign currency exchange forward contracts to hedge foreign currency denominated payables for inventory purchases, in a currency other than the currency in which the products are sold.

We are exposed to fluctuations in foreign exchange rates and reduce our exposure to the fluctuations by sometimes using derivative financial instruments, particularly foreign currency forward contracts. We use these contracts to hedge foreign currency denominated payables for inventory purchases in the normal course of business, in a currency other than the currency in which the products are sold. Derivative financial instruments potentially subject our Company to risk. Volatile foreign currency exchange rates increase our risk related to products purchased in a currency other than the currency in which the products are sold in the normal course of business. We did not have any foreign currency forward contracts outstanding as of December 31, 2009. Our foreign currency forward contract with a notional amount of $11.8 million as of December 31, 2008, had a fair value of ($31,000).

We are exposed to market risk related to volatility in foreign currency exchange rates, including devaluation and revaluation of local currencies. The market risk related to the forward contracts is offset by changes in the valuation of the underlying foreign currencies being hedged. We are also exposed to credit loss in the event of nonperformance by our counterparties to foreign exchange forward contracts and we may not be able to adequately mitigate all foreign currency related risks. We manage our exposure to fluctuations in the value of currencies and interest rates using foreign currency forward contracts with creditworthy financial institution counterparties. We monitor our exposures and the creditworthiness of our financial institution counterparties. Credit exposure for derivative financial instruments is limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of our Company to the counterparties. We manage the potential risk of credit loss through careful evaluation of counterparty credit standing, selection of counterparties from a limited group of financial institutions and other contract provisions.

We maintain a policy to protect against fluctuation in currency exchange rates, which may result in a loss. We do not use derivative financial instruments for trading or speculative purposes. The realization of any or all of these risks could have a significant adverse effect on our financial results and statement of operations.

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

The challenge of establishing and maintaining sufficient systems and controls and hiring, training and retaining sufficient accounting and finance personnel has intensified as our business has grown rapidly in recent years and expanded into new geographic markets. As a result, we have identified the need to expand our finance and accounting staff and enhance internal controls at both the corporate and in-country levels and enhance the training of in-country management personnel regarding internal controls and management reporting to meet our current needs. This process is ongoing. For example, although we expect Sentai, our company-wide ERP, management and financial reporting system, to enhance the control of daily operating functions by our senior management, Sentai has yet to be fully implemented in Mexico, the last operation not entirely on Sentai. The ERP system has been implemented in our Miami Operations and 11 of our 12 In-country Operations. We completed the implementation of our core ERP system in Chile and some portions of Mexico in 2009 and expect to complete the remaining areas of Mexico in early 2010.

As of the end of 2009, we determined the need to make certain enhancements to access controls within our IT systems to limit unauthorized access and user functionality in our financial reporting systems and ensure proper segregation of duties. We intend to develop additional controls that ensure authorized personnel have access only to the areas of our financial reporting systems necessary to effectively perform their particular job functions.

In 2008, we hired a new director of internal audit, vice president of human resources, a director of finance for our subsidiary in El Salvador and controllers for each of our subsidiaries in Jamaica and Mexico. In 2009, we hired a new director of finance for each of our subsidiaries in Guatemala, Chile and Colombia. In addition, we are continuously seeking to add personnel to our finance and accounting staff, institute new controls and enhance existing controls at our consolidated and subsidiary operating levels.

Although we believe our current management and financial reporting systems, internal and disclosure controls and finance and accounting personnel are sufficient to enable us to effectively manage our business, identify unfavorable developments and risks at an early stage and produce financial information in an accurate and timely manner, we cannot be sure this will be the case. For example, management identified a material weakness in one of our foreign operations control environment during 2008, which included the following: (i) a failure to perform proper management oversight of the local operations and monitor and test controls to detect the override of established controls and policies; (ii) failure to institute all elements of an effective program to detect and prevent personnel (considered to be employees performing functions under a services agreement in the ordinary course of business for our Company under the laws of the jurisdiction in which the foreign entity operates) from improperly claiming tax withholding exemptions as non-employees; and (iii) failure to establish and maintain an effective control environment surrounding the payroll process and the disbursement process, including the failure to verify the existence of complete and accurate procedures to support a three-way matching process comparing the original purchase order, invoice and receipt records of the purchased products to support the approval and payment for services rendered or products purchased. This material weakness resulted in increased payroll tax and VAT in the amount estimated to be approximately $0.4 million in the second quarter of 2008.

Although management undertook corrective actions to remediate the failed controls surrounding the foreign operating entity’s purchase and receipt of products, such actions may prove to be ineffective or inadequate and may expose our Company to risk of misstatements in our financial statements. In such circumstances, investors and other users of our financial statement may lose confidence in the reliability of our financial information, and we could fail to comply with certain covenants in our debt agreements.

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

We believe that we need to continue to expand our finance and accounting staff, enhance internal controls at both the corporate and in-country levels and enhance the training of in-country management personnel regarding internal controls and management reporting to meet our future needs, as a result of our anticipated or future growth. We cannot be sure that we will be able to take all necessary actions in a timely manner to keep pace with our anticipated growth.

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

We have many sales and distribution centers in multiple countries, which require us to attract managers of our business in each of those locations. In establishing and developing many of our in-country sales and distribution operations, we have relied in large part on the local market knowledge and entrepreneurial skills of a limited number of local managers in those markets. We have no employment agreements with any of our in-country managers. The loss of the services of any of these managers could adversely impact our results of operations in the market in which the manager is located. Further, it may prove difficult to find and attract new talent, including accounting and finance personnel, in our existing markets or any new markets we enter in Latin America and the Caribbean who possess the expertise required to successfully manage and operate our in-country sales and distribution operations. In 2009, we hired a new general manager and a director of finance for our operations in Colombia, each of whom we believe has the appropriate knowledge and management skills to oversee our operations. If we fail to recruit highly qualified candidates, we may experience greater difficulty realizing our growth strategy, which could hurt our results of operations.

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

In particular, Section 404 of the Sarbanes-Oxley Act (“Section 404”) requires our management to annually review and evaluate our internal controls over financial reporting and attest to the effectiveness of these controls, beginning with our fiscal year ended December 31, 2007. The Sarbanes-Oxley Act requires our independent registered public accounting firm to attest to the effectiveness of internal control over financial reporting, beginning with our fiscal year ended December 31, 2010. To date, our ongoing efforts to comply with Section 404 have required the commitment of significant financial and managerial resources. In the event that our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our controls over financial reporting are not effective as required by Section 404 at any time in the future, investor perceptions of us and our reputation may be adversely affected and we may incur significant additional costs to remedy shortcomings in our internal controls.

We may be required to recognize further impairments of our goodwill, identifiable intangible assets or other long-lived assets or to establish further valuation allowances against our deferred income tax assets, which could adversely affect our results of operations or financial condition.

In the fourth quarter of 2008, consistent with the severe decline in the global capital markets, we experienced a similar decline in the market value of our goodwill and other intangible assets. As a result, our fair value of goodwill was significantly lower than book value. We perform our impairment test of our goodwill and other intangible assets on an annual basis. As a result of this evaluation, we recognized a charge of $18.8 million against the carrying value of our goodwill for the year ended December 31, 2008. This non-cash charge materially impacted our equity and results of operations in 2008, but did not impact our ongoing business operations, liquidity or cash flow. We did not recognize a charge against the carrying value of our goodwill, identifiable intangible assets or other long-lived assets as of December 31, 2009.

As part of our 2009 impairment analysis of goodwill, we noted that our operations in Centel reflected a fair value that exceeded its carrying value by approximately 3.4%. The fair value was determined using management’s projections giving the recent economic contraction in Mexico’s gross domestic product, or GDP, and our independent valuation experts’ estimate of fair value. As of December 31, 2009, we have $2.9 million of goodwill attributable to our operations in Mexico, which represents approximately 11.2% of Centel’s carrying value and less than 1.0% of our total assets. An extended period of economic contraction could result in a further impairment to the carrying value of the goodwill attributable to our operations in Mexico.

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets, which also include net operating loss carryforwards for entities that have generated or continue to generate operating losses, are assessed periodically by management to determine if their future benefit will be fully realized. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies. If available information indicates that it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net (loss) income. Such charges could have a material adverse effect on our results of operations or financial condition. As a result of our evaluation, we established a valuation allowance against the carrying value of our long-term deferred tax assets of $6.4 million and $4.8 million, respectively, as of December 31, 2009 and 2008.

Our future results of operations may be impacted by a prolonged weakness in the global economic environment that may result in a further impairment of any existing goodwill or goodwill recorded in the future and/or other long-lived assets or further valuation allowances on our deferred tax assets, which could adversely affect our results of operations or financial condition.

The indenture governing our 13 1/4% Second Priority Senior Secured Notes due December 15, 2014 (the “13 1/4% Senior Notes”) and the credit agreement governing Software Brokers of America, Inc. (“SBA”)’s Senior Secured Revolving Credit Facility imposes significant operating and financial restrictions on our Company and our subsidiaries, which may prevent us from capitalizing on business opportunities.

The indenture governing our 13 1/4% Senior Notes imposes significant operating and financial restrictions on us. These restrictive covenants limit our ability, among other things to:

•	incur additional indebtedness or enter into sale and leaseback obligations;

•	pay certain dividends or make certain distributions on our capital stock or repurchase our capital stock;

•	make certain investments or other restricted payments;

•	place restrictions on the ability of subsidiaries to pay dividends or make other payments to us;

•	engage in transactions with shareholders or affiliates;

•	sell certain assets or merge with or into other companies;

•	guarantee indebtedness; and

•	create liens.

The Senior Secured Revolving Credit Facility limits SBA’s ability, among other things, to:

•	incur additional indebtedness;

•	make certain capital expenditures;

•	guarantee certain obligations, other than SBA’s guarantee of our 13 1/4% Senior Notes;

•	create or allow liens on certain assets, other than liens securing our 13 1/4% Senior Notes;

•	make investments, loans or advances;

•	pay dividends, make distributions and undertake stock and other equity interest buybacks;

•	make certain acquisitions;

•	engage in mergers, consolidations or sales of assets;

•	use the proceeds of the revolving credit facility for certain purposes;

•	enter into transactions with affiliates on non-arm’s length transactions;

•	make certain payments on subordinated indebtedness; and

•	acquire or sell subsidiaries.

The Senior Secured Revolving Credit Facility financial covenants require the following of SBA and the Company:

•

maintain a consolidated total leverage ratio of not greater than 5.50 to 1.00 commencing with the quarter ending March 31, 2010 and each quarter thereafter with the quarter ending December 31, 2010, 5.00 to 1.00 for the quarters ending March 31, 2011 and June 30, 2011, 4.50 to 1.00 for the quarters ending September 30, 2011 and December 31, 2011, 4.00 to 1.00 for the quarters ending March 31, 2011 and each quarter ending thereafter;

•

maintain a consolidated fixed charge coverage ratio of not less than 1.00 to 1.00 commencing March 31, 2010, on a year-to-date basis through December 31, 2010, and on a rolling four-quarter basis thereafter; and

•

maintain consolidated net income of not less than $0 commencing with the quarter ending December 31, 2009, not less than ($500,000) for the quarter ending March 31, 2010, $0 for each of the quarters ended March 31, 2010 and each quarter thereafter with the quarter ending December 31, 2010, not less than ($500,000) for the quarter ending March 31, 2011, $0 for each of the quarters ended March 31, 2011 and each quarter thereafter with the quarter ending December 31, 2011, not less than ($500,000 for the quarter ending March 31, 2012, $0 for each of the quarters ended March 31, 2012 and each quarter thereafter.

Our and SBA’s failure to comply with the restrictive covenants could result in an event of default, which, if not cured or waived, could result in either of us having to repay our respective borrowings before their respective due dates. If we or SBA is forced to refinance these borrowings on less favorable terms, our results of operations or financial condition could be harmed. In addition, if we are in default under any of our existing or future debt facilities, we also will not be able to borrow additional amounts under those facilities to the extent they would otherwise be available and may not be able to repay our existing indebtedness.

Our substantial debt could limit the cash flow available for our operations, which could adversely affect our business.

We have and will continue to have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2009, we had $129.7 million of total debt outstanding (consisting of $113.3 million outstanding under our $120.0 million 13 1/4% Senior Notes, net of discount, $9.2 million outstanding under our Senior Secured Revolving Credit Facility, $6.2 million of outstanding debt of our foreign subsidiaries and $1.0 million of capital leases of SBA). Subject to the limits contained in the indenture governing our 13 1/4% Senior Notes and our other debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we incur additional debt, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to the holders of our common stock, including the following:

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

The credit agreement governing the Senior Secured Revolving Credit Facility and the indenture governing our outstanding 13 1/4% Senior Notes contain restrictive covenants and financial covenants. Our and SBA’s failure to comply with the restrictive covenants could result in an event of default, which, if not cured or waived, could result in either of us having to repay our respective borrowings before their respective due dates. If we or SBA is forced to refinance these borrowings on less favorable terms, our results of operations or financial condition could be harmed. In addition, if we are in default under any of our existing or future debt facilities, we also will not be able to borrow additional amounts under those facilities to the extent they would otherwise be available.

On March 20, 2009, SBA obtained a waiver to the Revolving Credit Facility from Comerica Bank for our senior debt to tangible effective net worth ratio, minimum tangible effective net worth and net income as of December 31, 2008. SBA also obtained an amendment to the facility for the definitions of the borrowing base, revolving credit note and SBA’s permitted investments. During 2008, SBA obtained waivers to the facility for the minimum tangible effective net worth and senior debt to tangible effective net worth ratio as a result of the default of its minimum tangible effective net worth and senior debt to tangible effective net worth ratio. SBA also obtained an amendment to the facility decreasing the minimum tangible effective net worth and requiring SBA to maintain a senior debt to tangible effective net worth ratio and a tangible effective net worth. Also during 2008, SBA obtained an amendment for the definition of the tangible effective net worth. For a detailed discussion of the waivers and amendments to SBA’s Revolving Credit Facility with Comerica Bank, see Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report.

We may not be able to continue to maintain compliance with our current covenants or any additional covenants in the future and, if we fail to do so, we may not be able to obtain waivers from the lenders or amend any such covenants on acceptable terms or at all. If we fail to obtain such waivers or a replacement facility, we may not have resources sufficient at our parent company level or otherwise to meet our anticipated debt service requirements, capital expenditures and working capital needs. The recent global economic downturn and the subsequent tightening in the credit markets further heighten the risk that we may not be able to obtain replacement or alternative sources of financing.

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

Although we obtain credit insurance against the failure to pay or delay in payment for our products by some of the customers of our Miami Operations, our results of operations and liquidity could be hurt by a loss for which we do not have insurance or that is subject to an exclusion or that exceeds our applicable policy limits. In addition, increasing insurance premiums could adversely affect our results of operations. Moreover, failure to obtain credit insurance may have a negative impact on the amount of borrowing capacity available to our Miami based operations under SBA’s Senior Secured Revolving Credit Facility.

If we are unable to obtain sufficient trade credit from our vendors or other sources in a timely manner and on reasonable terms, our results of operations could be adversely affected and our growth inhibited.

Our business is working capital intensive and our vendors historically have been an important source of funding for our business growth through the extension of trade credit. We expect to continue to rely on trade credit from our vendors to provide a significant amount of our working capital. If our vendors fail to provide us with sufficient trade credit, including larger amounts of trade credit, in a timely manner as our business grows, we may have to rely on other sources of financing, which may not be readily available or, if available, may not be on terms acceptable or favorable to us. Given the recent economic downturn, many of our vendors reduced the level of available trade credit extended to us as a result of our vendors’ view of our liquidity at the time. The continuing economic troubles and the tightening in the credit markets further heightens the risk that we may not be able to obtain such trade credit or alternative sources of financing, or that to the extent we can obtain it, the terms are unfavorable. If we are unable to obtain sufficient trade credit from our vendors or other sources in a timely manner, our results of operations could be adversely affected and our growth inhibited.

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

We currently have in-country sales and distribution operations in 12 Latin American and Caribbean countries and a sales office in Brazil. We expect to enter into new geographic markets both within the countries where we already conduct operations and in new countries where we have no prior operating or distribution presence. In new markets, we will face challenges such as customers’ lack of awareness of our brand, difficulties in hiring personnel and our unfamiliarity with local markets. New markets may also have different competitive conditions from our existing markets and may generate lower margins. Any failure on our part to recognize or effectively respond to these differences may limit the success of our operations in those markets, and could hurt our results of operations.

We depend on a relatively small number of vendors for products that make up a significant portion of our revenue and the loss of a relationship with any of our key vendors may hurt our results of operations.

A significant portion of our revenue is derived from products manufactured by a relatively small number of vendors. For the years ended December 31, 2009, 2008 and 2007, our top 10 vendors manufactured products that accounted for 66.1%, 65.0% and 65.5%, respectively, of our total revenue and the products of our top vendor accounted for 19.1%, 17.4% and 16.7%, respectively, of our total revenue. We expect that we will continue to obtain most of our products from a relatively small number of vendors and that the portion of our revenue that we obtain from such vendors may continue to increase in the future. Due to intense competition in the IT products distribution industry, our key vendors can choose to work with other distributors and, pursuant to standard terms in our vendor agreements, may terminate their relationships with us on short notice. The loss of a relationship with any of our key vendors may hurt our results of operations.

In addition, a prolonged global economic downturn may lead to the consolidation of certain vendors with other vendors, contract assemblers or distributors. The increased size, operating and financial resources of such consolidated vendors could allow them to sell more products directly to customers and reduce the number of authorized distributors with which they conduct business. Such direct sales by vendors and/or the loss of a relationship with any of our key vendors could hurt our results of operations.

Our vendors generally can unilaterally change the terms of our distribution agreements for future orders and if they adversely change the terms, our results of operations could be hurt.

The distribution agreements provided by our vendors are generally “at will” agreements that have finite lives. Generally, each vendor has the ability to unilaterally change the terms and conditions of its distribution agreements for future orders, including a reduction in the level of purchase discounts, rebates and marketing programs available to us. If we are unable to pass the impact of these changes through to our reseller and retailer customers (usually through increased prices), our results of operations could be hurt.

We are dependent on vendors to maintain adequate inventory levels and oversupplies may adversely affect our margins and product shortages may adversely affect our revenues and costs.

We depend on our vendors to maintain adequate inventory. Our inventory levels may vary from period to period, due primarily to the anticipated and actual sales levels and our purchasing levels. The IT industry occasionally experiences an oversupply of IT products, which vendors then sell on the market at reduced prices. If oversupplies occur, our results of operations could be adversely affected. The IT industry is also characterized by periods of severe product shortages due to vendors’ difficulties in projecting demand for certain products distributed by us. When such product shortages occur, we typically receive an allocation of products from the vendor. Our vendors may not be able to maintain an adequate supply of products to fulfill all of our customer orders on a timely basis and the costs of these products to us may increase. Any supply shortages or delays (some or all of which are beyond our control) could cause us to be unable to service customers on a timely basis. If the decline in sales or increased costs due to product shortages is not offset by higher prices, this could hurt our results of operations.

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

We occupy a position in the middle of the IT products distribution chain in Latin America and the Caribbean, between IT product vendors and locally-based distributors, resellers and retailers. Further industry consolidation, increased competition, technological changes and other developments, including improvements in regional infrastructure, may cause our vendors to bypass us and sell directly to our customers. As a result, our distributor, reseller and retailer customers and our vendors may increase the level of direct business they do with each other, which could reduce their purchases from us and hurt our results of operations.

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

We rely on third-party shippers and carriers whose operations are outside our control, and any failure by them to deliver products to our customers in a timely manner may damage our reputation and could cause us to lose customers.

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

We expect our operating expenditures and working capital needs will increase over the next several years as our sales volume increases and we expand our geographic presence and product portfolio. We currently believe that our cash on hand, anticipated cash provided by operations, available and anticipated trade credit and borrowings under SBA’s Senior Secured Revolving Credit Facility and our in-country lines of credit, will provide sufficient resources to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next 12 months. However, if our results of operations are not as favorable as we anticipate (including as a result of increased competition), our funding requirements are greater than we expect (including as a result of growth in our business) or our liquidity sources are not at anticipated levels (including levels of available trade credit), our resources may not be sufficient and we may have to raise additional capital to support our business.

In addition, we may not be able to accurately predict future operating results or changes in our industry which may change these needs. In the event that such additional financing is necessary, we may seek to raise such funds through public or private equity or debt financing or other means. We may not be able to obtain additional financing when we need it, or we may not be able to raise financing on terms acceptable to us. The tightening in the credit markets heightens this risk. In addition, we may not be able to borrow additional funds under our existing credit facilities if participating banks become insolvent or their liquidity is limited or impaired. In the event that adequate funds are not available in a timely manner, our business and results of operations may be harmed.

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

As our controlling shareholder, CVC International is able to elect a majority of our Board of Directors, select our management team, determine our corporate and management policies and make decisions relating to fundamental corporate actions. In addition, under the shareholders agreement among us and our shareholders, the members of our Board of Directors appointed by the Shaloms have veto rights over certain decisions, which could result in a deadlock and consequently delay our management’s decision-making process.

Changes in accounting rules could adversely affect our business and results of operations.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The U.S. government has authorized various policy-making bodies to interpret these principles and create appropriate accounting standards. Changes in these interpretations and standards, which may occur from time to time, may result in additional non-cash charges and/or changes in presentation or disclosure, which in turn could have a significant adverse effect on our results of operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located in a 221,021 square foot facility in Miami, Florida. We support our operations throughout Latin America and the Caribbean from our Miami headquarters facility, an extensive sales and administrative office and distribution network integrating executive-level management, warehousing, RMA, purchasing, sales, marketing, human resources, credit, finance, technical support and customer service functions. Our Miami headquarters facility is located near the Port of Miami and Miami International Airport which facilitates access to the area’s air and container-cargo networks. The lease commencement date of our Miami headquarters facility was May 1, 2007.

As of December 31, 2009, we operated a sales and distribution center in the U.S., 22 sales and distribution centers in 12 countries in Latin America and the Caribbean and a sales office in Brazil. The distribution centers include our In-Country Operations office and warehouses. Some of the distribution centers include assembly lines for white-box PCs that our value-added reseller and retailer customers or we assemble locally. In total, our sales and distribution centers in our Miami Operations and our In-country Operations represent nearly 750,000 square feet of space (including 190,000 square feet of office space and 560,000 square feet of warehouse space). As of December 31, 2009, we leased substantially all of our facilities on varying terms with the exception of a part of our sales and distribution center in Santiago, Chile and warehouse space in Lima, Peru. Further, we have an option to purchase a warehouse and office space in Mexico City, Mexico for $3.0 million, which expires on December 31, 2011. We do not anticipate any material difficulties with the renewal of any of our leases when they expire or in securing replacement facilities on commercially reasonable terms. The following table sets forth information regarding our facilities including location, use, size and ownership or lease status:

Location	Use	Approximate Gross Square Feet	Owned or Leased
Buenos Aires, Argentina	Office / Warehouse	27,243	Leased
Santiago, Chile	Office / Warehouse	50,450	Owned-63%; Leased-37%
Iquique, Chile	Office / Warehouse	7,750	Leased
Bogotá, Colombia	Office / Warehouse	10,830	Leased
Cota, Colombia	Office / Warehouse	23,100	Leased
San José, Costa Rica	Office / Warehouse	43,056	Leased
Quito, Ecuador	Office / Warehouse	28,567	Leased
Guayaquil, Ecuador	Office / Warehouse	8,191	Leased
San Salvador, El Salvador	Office / Warehouse	10,915	Leased
Guatemala City, Guatemala	Office / Warehouse	30,774	Leased
Kingston, Jamaica	Office / Warehouse	16,968	Leased
Centro de Capacitación, Mexico	Office / Warehouse	1,615	Leased
León, Mexico	Office / Warehouse	4,650	Leased
Mexico City, Mexico	Office / Warehouse	34,757	Leased
Monterrey, Mexico	Office / Warehouse	3,918	Leased
Plaza, Mexico	Office / Warehouse	1,615	Leased
Puebla, Mexico	Office / Warehouse	6,458	Leased
Querétaro, Mexico	Office / Warehouse	3,875	Leased
Tlalnepantla, Mexico	Office / Warehouse	101,009	Leased
Veracruz, Mexico	Office / Warehouse	2,939	Leased
Panama City, Panama	Office / Warehouse	40,505	Leased
Lima, Peru	Office / Warehouse	41,893	Owned-87%; Leased-13%
Montevideo, Uruguay	Office / Warehouse	25,058	Leased
Miami, United States	Office / Warehouse	221,021	Leased

Item 3.	Legal Proceedings.

As of December 31, 2009, we had no material legal proceedings pending. From time to time, we are the subject of legal proceedings arising in the ordinary course of business. We do not believe that any proceedings currently pending or threatened will have a material adverse affect on our business or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

On December 14, 2009, our Board of Directors approved the valuation conducted by independent valuation experts for the new equity subscription agreement at $736.00 per share for 27,175 additional Class B common shares, non-voting.

On December 14, 2009, our Board of Directors approved an amendment to our Second Amended and Restated Certificate of Incorporation increasing the amount of shares the Company is authorized to issue to 200,000 shares of common stock, of which 140,000 shares were designated as common stock, voting and 60,000 designated as Class B common stock, non-voting. On the same date, the amendment was approved by shareholder vote.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock. The Company had 100,000 shares of common stock, voting and 29,357 shares of Class B common stock, non-voting (collectively referred to herein as “Common Stock”) outstanding as of December 31, 2009 and 100,000 shares of common stock, voting and 2,182 shares of Class B common stock, non-voting outstanding as of December 31, 2008. Our Company’s Common Stock is privately held and not traded on a public stock exchange.

On December 22, 2009, the Company issued 27,175 of Class B Common Stock non-voting to certain of the Company’s existing shareholders and their affiliates through a capital subscription agreement, concurrently with the redemption and cancellation of the 11 3/4% Senior Notes and the closing of the 13 1/4% Senior Notes offering. See Part III—Item 13. Certain Relationships and Related Transactions, and Director Independence—Subscription Agreement with Related Parties, of this Annual Report.

As of February 19, 2010, there were 13 holders of record of our common stock, voting and 19 holders of record of our Class B common stock, non-voting. For a detailed discussion of the ownership of our Company, see Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report.

Dividend Policy. The Company declared and paid a $20.0 million dividend on our Common Stock on August 25, 2005, using a portion of the proceeds from our $120.0 million 11 3/4% Senior Notes offering. We have neither declared nor paid a dividend on our Common Stock subsequently. We currently intend to retain future earnings to fund ongoing operations and finance the growth and development of our business and, therefore, do not anticipate declaring or paying cash dividends on our Common Stock for the foreseeable future.

Any determination to pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant. The terms of certain of our 13 1/4% Senior Notes and SBA’s outstanding indebtedness substantially restrict the ability of either company to pay dividends. See Part II—Item 7. SBA — Senior Secured Credit Facility and —Intcomex, Inc. – 13 ¼% Senior Notes, of this Annual Report. In addition, because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends from our subsidiaries.

For a detailed discussion of the equity compensation plan of our Company, see Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report.

Item 6.	Selected Financial Data.

The following table presents selected consolidated financial information and other data as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 and includes the results of operations of our acquisitions that have been combined with our results of operations beginning on their acquisition dates. We derived the statement of operations and other data set forth below for the years ended December 31, 2009, 2008 and 2007, and the balance sheet data as of December 31, 2009 and 2008 from our audited consolidated financial statements (together with the notes thereto) included elsewhere in this Annual Report. We derived the selected financial information and other data for the years ended December 31, 2006 and 2005, and as of December 31, 2007, 2006 and 2005 from our audited consolidated financial statements with respect to such date and periods not included in this Annual Report. The information set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and notes thereto, included elsewhere in this Annual Report.

	As of or For the Years Ended December 31,
	2009	2008	2007	2006	2005 (1)
	(Dollars in thousands, except per share and other data)
Statement of Operations Data:
Revenue	$917,168	$1,071,551	$1,038,368	$889,779	$716,440
Cost of revenue	825,587	970,955	937,286	797,665	642,737

Gross profit	91,581	100,596	101,082	92,114	73,703
Operating expenses(2)	71,256	105,723	73,314	57,537	43,343

Operating income (loss)	20,325	(5,127)	27,768	34,577	30,360
Other expense
Interest expense	17,495	17,431	17,763	16,233	16,805
Interest income	(514)	(941)	(730)	(876)	(456)

	As of or For the Years Ended December 31,
	2009		2008	2007	2006	2005 (1)
	(Dollars in thousands, except per share and other data)
Other (income) expense	(3,563)		(3,427)	(292)	164	600
Foreign exchange (gain) loss, net	(3,130)		15,533	(2,401)	1,099	(1,407)

Total other expense (income), net	10,288		28,596	14,340	16,620	15,542

Income (loss) before provision for income taxes	10,037		(33,723)	13,428	17,957	14,818
Provision for income taxes	2,844		1,595	867	4,894	2,755

Net income (loss)	$7,193		$(35,318)	$12,561	$13,063	$12,063

Net income (loss) per weighted average share of common stock, voting and Class B common stock, non-voting:
Basic	$69.94		$(345.63)	$122.93	$127.84	$119.28

Diluted	$69.94		$(345.63)	$122.93	$127.84	$119.28

Weighted average number of common shares, voting and Class B common stock, non-voting used in per share calculation(3):
Basic	102,852	(4)	102,182	102,182	102,182	101,133

Diluted	102,852	(4)	102,182	102,182	102,182	101,133

Balance Sheet Data:
Cash and cash equivalents	$27,234		$22,344	$29,399	$20,574	$12,995
Working capital(5)	110,693		75,726	101,629	98,222	92,846
Total assets	308,101		284,068	363,008	292,575	248,311
Long-term debt (including current maturities and capital leases)	114,982		105,865	117,224	120,209	119,628
Total debt	129,711		136,906	143,590	137,862	125,041
Total shareholders’ equity	42,734		14,550	54,101	38,337	25,567
Other Data:
Ratio of earnings to fixed charges(6)	$1.5x		($16,292)	1.7x	2.1x	1.9x
Cash dividends per common share	$—		$—	$—	$—	$197.76	(7)

(1)	The financial and other data includes the financial information for Centel commencing on the date of our re-acquisition of all interests in Centel on June 23, 2005, for the year ended December 31, 2005.
(2)	Operating expenses includes the charge for the impairment of goodwill of $18,777 for the year ended December 31, 2008.
(3)	Weighted average number of common shares, voting and Class B common shares, non-voting used in the per share calculation for each year reflects the issuance of 2,182 shares of Class B common stock, non-voting to the sellers of Centel in connection with the re-acquisition of Centel on June 23, 2005.
(4)

Weighted average number of common shares, voting and Class B common shares, non-voting used in the per share calculation for the year ended December 31, 2009 reflects the issuance of 27,175 shares of Class B common stock, non-voting to certain of our Company’s existing shareholders and their affiliates, related to the capital subscription agreement concurrently with the redemption and cancellation of our 11 3/4% Senior Notes and the closing of the 13 1/4% Senior Notes offering on December 22, 2009.

(5)	Working capital is defined as current assets less current liabilities.
(6)	For purposes of calculating the ratio of earnings to fixed charges: (i) earnings is defined as income before income taxes plus fixed charges; and (ii) fixed charges is defined as interest expense (including capitalized interest and amortization of debt issuance costs) and the portion of operating rental expense which management believes would be representative of the interest component of rental expense. A ratio of less than one-to-one coverage requires the disclosure of the dollar amount of the deficiency.
(7)

We paid a one-time cash dividend of $20,000, or $197.76 per share, of the proceeds of our 11 3/4% Senior Notes offering in August 2005, to all of our existing shareholders of record as of August 25, 2005, based upon the 102,182 shares outstanding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Annual Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, beliefs, estimates, forecasts, and projections and management assumptions about our Company, our future performance, our liquidity and the IT products distribution industry in which we operate. Words such as “may”, “intend”, “expect,” “anticipate,” “believe”, “target,” “goal,” “project,” “plan,” “seek,” “estimate,” “continue,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances including but not limited to, management’s expectations for competition, revenues, margin, expenses and other operating results; capital expenditures; liquidity; capital requirements, acquisitions and exchange rate fluctuations, each of which involves numerous risks and uncertainties are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified above, under Part I—Item 1A. Risk Factors and elsewhere herein. These risks and uncertainties include, but are not limited to, the following:

•	adverse affect on our business and results of operations due to the recent global economic downturn;

•	an increase in competition in the markets in which we operate or plan to operate;

•	difficulties in maintaining and enhancing internal controls and management and financial reporting systems;

•	adverse changes in general, regional and country-specific economic and political conditions in Latin America and the Caribbean;

•	fluctuations of other currencies relative to the U.S. dollar;

•	difficulties in staffing and managing our foreign operations;

•	departures of our key executive officers;

•	increases in credit exposure to our customers;

•	adverse changes in our relationships with vendors and customers; or

•	declines in our inventory values.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009, which are included in this Annual Report.

Overview

We believe we are the largest pure play value-added distributor of IT products focused solely on serving Latin America and the Caribbean. We distribute computer components, peripherals, software, computer systems, accessories, networking products and digital consumer electronics to more than 50,000 customers in 40 countries. We offer single source purchasing to our customers by providing an in-stock selection of more than 6,100 products from over 173 vendors, including the world’s leading IT product manufacturers. From our headquarters and main distribution center in Miami, we support a network of 22 sales and distribution operations in 12 Latin American and the Caribbean countries and a sales office in Brazil.

Our results for the year ended December 31, 2009, reflect a decline in revenue across most of our product lines and our customer markets, as compared to the corresponding periods in 2008. Revenue decreased $154.4 million, or 14.4% to $917.2 million for the year ended December 31, 2009, as compared to $1,071.6 million for the year ended December 31, 2008. The recent global economic downturn which began in late 2008 and continued through much of 2009 was the main driver of the decline in our revenues. Gross profit decreased $9.0 million, or 9.0%, to $91.6 million for the year ended December 31, 2009, from $100.6 million for the year ended December 31, 2008. The reduction in gross profit was the result of the lower sales volumes and average sale prices for many of our products.

Total operating expenses decreased 32.6% for the year ended December 31, 2009, as compared to the year ended December 31, 2008, driven primarily by the goodwill impairment charge of $18.8 million, higher salaries and payroll-related expenses of $5.1 million, and, to a lesser extent, other one-time non-cash charges including the $2.0 million write-off associated with our initial public offering (“IPO”) efforts and the $1.5 million restructuring charges related to several of our In-country Operations in 2008. Net income was $7.2 million for the year ended December 31, 2009, as compared to net loss of $35.3 million for the year ended December 31, 2008. While the recent global economic downturn and the disruptions in the credit markets have caused a slowdown in our revenue growth, we did experience an increase in our net income due to improved gross margins coupled with lower operating expenses. Also contributing to the improvement in net income were foreign exchange gains due to the effects of the strengthening of foreign currencies relative to the U.S. dollar, particularly the Chilean Peso and the Colombian Peso, and gains from the repurchase of our debt at prices significantly below face value.

Factors Affecting Our Results of Operations

The following events and developments have in the past, or are expected in the future to have a significant impact on our financial condition and results of operations:

•

Impact of price competition, vendor terms and conditions, and the recent downturn in the global economy on margin. Historically, our gross profit margins have been impacted by price competition, changes to vendor terms and conditions, including but not limited to, reductions in product rebates and incentives, our ability to return inventory to manufacturers, and time periods during which vendors provide price protection. We expect these competitive pricing pressures and modifications to vendor terms and conditions to continue into the foreseeable future. The recent downturn in the global economy has also increasingly become a factor impacting our gross profit margins. We expect a softening in demand for IT products in Latin America and the Caribbean due to the recent global economic downturn.

•

Shift in revenue to In-country Operations. One of our growth strategies is to expand the geographic presence of our In-country Operations into areas in which we believe we can achieve higher gross margins than our Miami Operations. Miami gross margins are generally lower than gross margins from our In-country Operations because the Miami export market is more competitive due to the high concentration of other Miami-based IT distributors who compete for the export business of resellers and retailers located in Latin America or the Caribbean. In addition, these resellers and retailers generally have larger average order quantities than customers of our In-country Operations segment, and as a result, benefit from lower average prices. Revenue from our In-country Operations grew by an average of 18.0% annually between 2001 and 2009, as compared to growth in revenue from our Miami Operations of an average of 6.5% annually over the same period. Revenue from our In-country Operations accounted for 74.4%, 74.1% and 72.2% of consolidated revenue for the years ended December 31, 2009, 2008 and 2007, respectively.

•

Exposure to fluctuations in foreign currency. A significant portion of the revenues from our In-country Operations is invoiced in currencies other than the U.S. dollar and a significant amount of the operating expenses from our In-country Operations are denominated in currencies other than U.S. dollar. In markets where we invoice in local currency, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, the appreciation of a local currency could have a marginal impact on our gross profit and gross margins in U.S. dollar terms. In markets where our books and records are prepared in currencies other than the U.S. dollar, the appreciation of the local currency will increase our operating expenses and decrease our operating margins in U.S. dollar terms. In our consolidated statements of operations, a foreign exchange (gain) loss of ($3.1) million, $15.5 million and ($2.4) million was included for the years ended December 31, 2009, 2008 and 2007, respectively. We periodically engage in foreign currency forward contracts when available and when doing so is not cost prohibitive. In periods when we do not, foreign currency fluctuations may adversely affect our results of operations, including our gross margins and operating margins.

•

Trade credit. All of our key vendors and many of our other vendors provide us with trade credit. Historically, trade credit has been an important source of liquidity to finance our growth. Although our overall available trade credit has increased significantly over time, from time to time the trade credit available from certain vendors has not kept pace with the growth of our business with them. Given the recent economic downturn, many of our vendors reduced the level of available trade credit extended to us as a result of our vendors’ view of our liquidity at the time.

When we purchase goods from these vendors, we need to increase our use of available cash or borrowings under our credit facility (in each case to the extent available) to pay the purchase price upon delivery of the products, which adversely affects our liquidity and can adversely affect our results of operations and opportunities for growth. We purchase credit insurance from Euler Hermes ACI to support trade credit lines extended to our customers which has been restricted recently due to the recent global economic downturn and the disruptions in the credit markets. Given the recent economic downturn, credit insurers have tightened the requirements for extending credit insurance coverage thereby limiting our capacity to extend trade credit to our customers and the growth of our business throughout the region.

•

Increased levels of indebtedness. In connection with the investment by CVC International in our Company in August 2004 and our re-acquisition of Centel in August 2005, we borrowed under our former senior secured credit facility with Wells Fargo Foothill and Morgan Stanley and issued subordinated seller notes to the sellers, which increased our leverage and our interest expense.

On December 8, 2009, we commenced a cash tender offer for $96.9 million aggregate principal amount of 11 3/4% Senior Notes outstanding. We financed the tender offer with the net cash proceeds of $120.0 million aggregate principal amount of the 13 1/4% Senior Notes that were sold in a private placement transaction which closed on December 22, 2009. We used the proceeds from the sale of the 13 1/4% Senior Notes to repay our borrowings under, and renew our existing senior secured credit facility, repurchase, redeem or otherwise discharge our 11 3/4% Senior Notes and the balance for general corporate purposes. For the years ended December 31, 2009, 2008 and 2007, interest expense was $17.5 million, $17.4 million and $17.8 million, respectively.

•

Goodwill impairment. Goodwill represents the excess of the purchase price over the fair value of the net assets. We perform our impairment test of our goodwill and other intangible assets on an annual basis. The goodwill impairment charge represents the extent to which the carrying values exceeded the fair value attributable to our goodwill. Fair values are determined based upon market conditions and the income approach which utilizes cash flow projections and other factors. The decline in value of our goodwill is consistent with the overall market decline as a result of the recent global economic environment and financial market dislocation. Our future results of operations may be impacted by the prolonged weakness in the current economic environment, which may result in a further impairment of any existing goodwill or goodwill and/or other long-lived assets recorded in the future.

As part of our 2009 impairment analysis of goodwill, we noted that our operations in Centel reflected a fair value that exceeded its carrying value by approximately 3.4%. The fair value was determined using management’s projections giving the recent economic contraction in Mexico’s gross domestic product, or GDP, and our independent valuation experts’ estimate of fair value. As of December 31, 2009, we have $2.9 million of goodwill attributable to our operations in Mexico, which represents approximately 11.2% of Centel’s carrying value and less than 1.0% of our total assets. An extended period of economic contraction could result in a further impairment to the carrying value of the goodwill attributable to our operations in Mexico.

For the year ended December 31, 2008, consistent with the severe decline in the global capital markets, our annual goodwill and identifiable intangible asset impairment test resulted in a substantial decline in the value attributable to our goodwill. In the fourth quarter of 2008, we recorded a goodwill impairment charge of $18.8 million to our $32.3 million goodwill. This non-cash charge materially impacted our equity and results of operations in 2008, but did not impact our ongoing business operations, liquidity or cash flow. We did not record an impairment charge for goodwill and identifiable intangible assets for the years ended December 31, 2009 and 2007.

Goodwill impairment charge was recorded in the amount of $11.5 million related to our Miami Operations and $7.3 million related to our In-country Operations, particularly $4.1 million in Mexico, $1.3 million in Guatemala, $1.2 million in Jamaica, $0.5 million in El Salvador and $0.2 million in Argentina. This non-cash charge materially impacted our equity and results of operations in 2008, but did not impact our ongoing business operations, liquidity or cash flow.

•

Deferred tax assets. Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets, which also include net operating loss (“NOL”) carryforwards for entities that have generated or continue to generate operating losses, are assessed periodically by management to determine if their future benefit will be fully realized. If it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net (loss) income. Such charges could have a material adverse effect on our results of operations or financial condition. As a result of our evaluation, we established an additional $1.6 million and $4.8 million valuation allowance against the carrying value of our long-term deferred tax assets as of December 31, 2009 and 2008, respectively.

As of December 31, 2009, our U.S. and state of Florida NOLs resulted in $13.3 million of deferred tax assets, which will begin to expire in 2026. As of December 31, 2009, Intcomex Argentina, S.R.L. (“Intcomex Argentina”) had $4.0 million in NOLs resulting in $1.4 million of deferred tax assets, which will begin to expire in 2011. As of December 31, 2009, Intcomex Holdings SPC-1, LLC (“Intcomex SPC-1 Mexico” or “Centel”) had $1.0 million in NOLs resulting in $0.3 million of deferred tax assets, which will expire in 2018 and Intcomex Colombia LTDA (“Intcomex Colombia”) had $0.8 million in NOLs resulting in $0.3 million of deferred tax assets related to a NOL carryforward.

We analyzed the available evidence related to the realization of the deferred tax assets, considered the current negative economic environment and determined it is now more likely than not that we will not recognize a portion of our deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies. As of December 31, 2009, we recorded a valuation allowance of $4.5 million in the U.S. against the NOLs, as management does not believe that it will realize the full benefit of these NOLs. As of December 31, 2008, we recorded a valuation allowance of $2.7 million in the U.S., $1.5 million in Argentina, $0.3 million in Colombia and $0.3 million in Mexico against the respective NOLs, as management does not believe that it will realize the full benefit of these NOLs. Our future results of operations may be impacted by the prolonged weakness in the current economic environment, which may result in further valuation allowances on our deferred tax assets and adversely affect our results of operations or financial condition.

•

Write-Off of IPO Expenses. For the year ended December 31, 2008, we wrote off $2.0 million related to the pending IPO transaction to take our Company public. The costs were recorded as an increase in operating expenses in the consolidated statement of operations, as they were one-time charges that were not indicative of operations in the normal course of business and relate to a non-recurring transaction that would normally be netted against IPO proceeds. For the year ended December 31, 2009, we did not write off any costs related to this pending transaction.

•

Restructuring Charges. In 2008, we implemented restructuring and rebalancing actions designed to improve our efficiencies and profitability, strengthen our operations and reduce our costs in several of our locations. The restructuring included involuntary workforce reductions and employee benefits and other costs incurred in connection with vacating leased facilities. Restructuring charges for the years ended December 31, 2009 and 2008 were $0.6 million incurred in 2009 and $1.5 million in the fourth quarter of 2008, respectively. The charges were recorded in our statements of operations as an increase to our operating expenses. There were no restructuring charges incurred by us during the year ended December 31, 2007.

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

Comparison of the year ended December 31, 2009 versus the year ended December 31, 2008 and of the year ended December 31, 2008 versus the year ended December 31, 2007

The following table sets forth selected financial data (in thousands) and percentages of revenue for the periods presented:

	Year Ended December 31, 2009		Year Ended December 31, 2008		Year Ended December 31, 2007
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Revenue	$917,168	100.0%	$1,071,551	100.0%	$1,038,368	100.0%
Cost of revenue	825,587	90.0%	970,955	90.6%	937,286	90.3%

Gross profit	91,581	10.0%	100,596	9.4%	101,082	9.7%
Selling, general and administrative expenses	66,973	7.3%	83,038	7.7%	69,834	6.7%
Goodwill impairment charge	—	—	18,777	1.8%	—	—
Depreciation and amortization	4,283	0.5%	3,908	0.4%	3,480	0.3%

Total operating expenses	71,256	7.8%	105,723	9.9%	73,314	7.1%

Operating income (loss)	20,325	2.2%	(5,127)	(0.5)%	27,768	2.7%
Other expense, net	10,288	1.1%	28,596	2.7%	14,340	1.4%

Income (loss) before provision for income taxes	10,037	1.1%	(33,723)	(3.2)%	13,428	1.3%
Provision for income taxes	2,844	0.3%	1,595	0.1%	867	0.1%

Net income (loss)	$7,193	0.8%	$(35,318)	(3.3)%	$12,561	1.2%

Revenue. Revenue decreased $154.4 million, or 14.4%, to $917.2 million for the year ended December 31, 2009, from $1,071.6 million for the year ended December 31, 2008. Our revenue was impacted by the recent severe recession, decline in the global capital markets and the unprecedented levels of volatility and disruption of the capital and credit markets resulting in reduced demand for our products. The decline resulted in an overall decrease in the sales of our core products, such as monitors of $42.8 million, CPUs of $30.6 million, printers of $20.4 million, software of $12.2 million, basic “white-box” systems of $11.2 million, memory products of

$6.0 million and hard drives of $5.7 million in our Miami Operations and In-country Operations, particularly in Argentina, Colombia, El Salvador, Mexico, Panama, Peru and Uruguay. We experienced a 7.0% decline in unit shipments across our core product lines for the year ended December 31, 2009, as compared to the year ended December 31, 2008, due to the declining demand for IT products, coupled with a 7.8% decline in average sales prices across the same core products. Revenue derived from our In-country Operations decreased $112.1 million, or 14.1%, to $682.2 million for the year ended December 31, 2009, from $794.3 million for the year ended December 31, 2008. Revenue derived from our In-country Operations accounted for 74.4% of our total revenue for the year ended December 31, 2009, as compared to 74.1% of our total revenue for the year ended December 31, 2008. The decline in revenue from our In-country Operations was mainly due to the overall decrease in sales in Argentina, Colombia, Ecuador, Jamaica, Mexico, Panama, Peru and Uruguay, and to a lesser extent, in Guatemala and El Salvador, and the decreased sales volume and price of monitors, printers and basic “white-box” systems, the decrease in sales volume of CPUs and the decrease in price of notebook computers and software. Revenue derived from our Miami Operations decreased $42.3 million, or 15.2%, to $234.9 million for the year ended December 31, 2009 (net of $230.4 million of revenue derived from sales to our In-country Operations) from $277.2 million for the year ended December 31, 2008 (net of $253.4 million of revenue derived from sales to our In-country Operations). The decline in revenue derived from our Miami Operations reflected the decrease in sales volume of memory products, CPUs and monitors, the decrease in sales volume and price of notebook computers, slightly offset by the increase in sales volume and price of hard disk drives and the increase in price of CPUs.

Revenue increased $33.2 million, or 3.2%, to $1,071.6 million for the year ended December 31, 2008, from $1,038.4 million for the year ended December 31, 2007. Revenue growth, although diminished relative to prior years, was largely attributable to the continued increase in demand for our IT products throughout Latin America and the Caribbean, particularly in Chile, Colombia, Ecuador, Peru and Uruguay. In particular, the growth in revenue was driven primarily by the increased sales of notebook computers of $62.8 million, basic “white-box” systems of $14.1 million and monitors of $9.9 million, partially offset by the reduced sales of CPU devices of $17.4 million, hard disk drives of $17.3 million and motherboards of $7.2 million. The increase in revenue was partially tempered by a decline in the average selling price of memory products, notebook computers and motherboards and the recent global economic downturn. The diminished growth in our revenues resulted from the global economic downturn, the disruptions in the credit markets and the overall softening in demand for IT products. We experienced a 16.1% growth in unit shipments across our core product lines for the year ended December 31, 2008, partially offset by a 7.9% decline in average sales prices across the same core products. In-country revenue increased $45.0 million, or 6.0%, to $794.3 million for the year ended December 31, 2008, from $749.3 million for the year ended December 31, 2007. In-country revenue accounted for 74.1% of our total revenue for the year ended December 31, 2008, as compared to 72.2% of our total revenue for the year ended December 31, 2007. The increase in sales from our In-country Operations reflected the increased sales of basic “white-box” systems, notebook computers, monitors and printers, partially offset by the decreased sales of CPUs, motherboards and software. Miami revenue decreased $11.8 million, or 4.1%, to $277.2 million for the year ended December 31, 2008 (net of $253.4 million of revenue derived from sales to our In-country Operations) from $289.1 million for the year ended December 31, 2007 (net of $288.2 million of revenue derived from sales to our In-country Operations). The decline in sales derived from our Miami Operations reflected the decreased sales of hard disk drives, CPUs and motherboards, partially offset by the increased sales of notebook computers and printers and higher margin products including memory products and software. The decline in sales derived from our Miami Operations also reflects the effect of the global economic downturn on sales and the softening in demand for IT products in certain countries in Latin America and the Caribbean.

Gross profit. Gross profit decreased $9.0 million, or 9.0%, to $91.6 million for the year ended December 31, 2009, from $100.6 million for the year ended December 31, 2008. The decrease was primarily driven by lower sales volume in our Miami Operations and In-country Operations. Gross profit from our In-country Operations decreased $8.0 million, or 11.1%, to $64.0 million for the year ended December 31, 2009, from $72.0 million for the year ended December 31, 2008. The decrease in gross profit from our In-country Operations was driven by the decreased sales volumes of monitors. CPUs, printers, software and basic “white-box” systems primarily in Argentina, Chile, Colombia, Mexico, Peru and Uruguay. Gross profit from our In-country Operations accounted for 69.8% of our consolidated gross profit for the year ended December 31, 2009, as compared to 71.6% of our consolidated gross profit for the year ended December 31, 2008. Gross profit from our Miami Operations decreased $1.0 million, or 3.5%, to $27.6 million for the year ended December 31, 2009, as compared to $28.6 million for the year ended December 31, 2008. The decrease in Miami’s gross profit was largely the result of lower sales volumes of CPUs, memory products and monitors, the decline in sales volume and price of notebook computers, slightly offset by an increase in sales volume and price of hard disk drives and the increase in price of CPUs. As a percentage of revenue, gross margin increased to 10.0% for the year ended December 31, 2009, as compared to 9.4% for the year ended December 31, 2008, due to the increased mix of higher margin products and the reduced dependency on high volume, low margin products.

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

Operating expenses. Total operating expenses decreased $34.5 million, or 32.6%, to $71.3 million for the year ended December 31, 2009, from $105.7 million for the year ended December 31, 2008. As a percentage of revenue, operating expenses decreased to 7.8% of revenue for the year ended December 31, 2009, as compared to 9.9% of revenue for the year ended December 31, 2008. The decrease in operating expenses resulted from our restructuring actions implemented in the fourth quarter of 2008 and the first and second quarters of 2009, which were designed to improve our efficiencies and profitability, primarily in Miami, Argentina, Chile, Colombia, Mexico and Panama. The decrease was driven in part by reduced salaries and payroll-related expenses of $5.1 million, office, warehouse, building and occupancy expenses of $1.6 million, professional fees of $1.8 million and bad debt expense of $0.3 million for the year ended December 31, 2009. As a percentage of total operating expenses (excluding the one-time restructuring charge of $0.6 million incurred during the year ended December 31, 2009 and excluding the one-time goodwill impairment charge of $18.8 million, IPO write-off charge of $2.0 million and restructuring charge of $1.5 million incurred for the year ended December 31, 2008) salaries and payroll-related expenses increased to 52.2% of total operating expenses for the year ended December 31, 2009, as compared to 49.3% for the year ended December 31, 2008. Operating expenses from our In-country Operations decreased $15.0 million, or 24.3%, to $46.7 million for the year ended December 31, 2009, as compared to $61.7 million for the year ended December 31, 2008, due to the lower salaries and payroll-related expenses, professional fees, commission expense, office and warehouse expenses, particularly in Argentina, Chile, Colombia and Mexico, and to a lesser extent Costa Rica, Peru and Uruguay, and the absence of the $1.5 million associated with our restructuring charges in several of our In-country Operations. The decrease in commission expenses resulted from the lower sales volumes. Operating expenses from our Miami Operations decreased $19.5 million, or 44.3%, to $24.5 million for the year ended December 31, 2009, as compared to $44.0 million for the year ended December 31, 2008, due to the absence of the $11.5 million goodwill impairment charge and $2.0 million write-off associated with our IPO efforts, the reduced level of salaries and payroll-related expenses, professional fees, office, warehouse, building and occupancy expenses.

Total operating expenses increased $32.4 million, or 44.2%, to $105.7 million for the year ended December 31, 2008, from $73.3 million for the year ended December 31, 2007. As a percentage of revenue, operating expenses increased to 9.9% of revenue for the year ended December 31, 2008, as compared to 7.1% of revenue for the year ended December 31, 2007. The increase in operating expenses was driven primarily by the goodwill impairment charge of $18.8 million recorded for the year ended December 31, 2008, representing the extent to which the carrying values exceeded the fair value attributable to our goodwill. The decline in value of our goodwill is consistent with the overall market decline as a result of the global economic environment and financial market dislocation. The increase in operating expenses was also driven in part by higher salaries and payroll-related expenses, which increased by $7.1 million, or 20.0%, to $42.6 million for the year ended December 31, 2008, from $35.5 million for the year ended December 31, 2007. In addition, the increase in operating expense was due to the write-off of $2.0 million associated with our IPO efforts and $1.5 million associated with our restructuring charges in several of our In-country Operations. In-country operating expenses increased $14.7 million, or 31.3%, to $61.7 million for the year ended December 31, 2008, as compared to $47.0 million for the year ended December 31, 2007. In-country operating expenses increased due to the $7.2 million goodwill impairment charge, $5.0 million in higher salaries and payroll-related expenses related to the growth of our operations in Argentina, Chile and Colombia, increased office and warehouse expenses in Costa Rica and Peru and marketing costs related to our retail product offerings in Chile. Salaries and payroll-related expenses in our In-country Operations increased to 67.5% of total in-country operating expenses for the year ended December 31, 2008, as compared to 48.5% for the year ended December 31, 2007. Miami operating expenses increased $17.7 million, or 67.2%, to $44.0 million for the year ended December 31, 2008, as compared to $26.3 million for the year ended December 31, 2007, primarily due to the $11.5 million goodwill impairment charge and, to a lesser extent, an increase in salaries and payroll-related expenses, professional fees and bad debt expense.

Operating income (loss). Operating income increased $25.5 million to operating income of $20.3 million for the year ended December 31, 2009, from operating loss of $5.1 million for the year ended December 31, 2008. The increase was primarily driven by a reduction in operating expenses, partially offset by lower sales volumes. Operating income from our In-country Operations increased $7.3 million to $17.2 million for the year ended December 31, 2009, from $9.9 million for the year ended December 31, 2008, primarily from the reduced level of salaries and payroll-related expenses, professional fees, office, warehouse, building and occupancy expenses, partially offset by the lower sales volumes. Operating income (loss) from our Miami Operations increased $18.2 million to $3.1 million for the year ended December 31, 2009, from a loss of $15.1 million for the year ended December 31, 2008. The increase in operating income from our Miami Operations resulted primarily from the reduction in operating expenses.

Operating income (loss) decreased $32.9 million, resulting in an operating loss of $5.1 million for the year ended December 31, 2008, from operating income of $27.8 million for the year ended December 31, 2007. The decrease was driven primarily by the significant increase in operating expenses, of which $18.8 million relates to the goodwill impairment charge. In-country operating income decreased $11.3 million, or 48.5% to $10.0 million for the year ended December 31, 2008, from $21.3 million for the year ended December 31, 2007, due mainly to the increase in operating expenses discussed previously. Miami operating income decreased $21.6 million, resulting in an operating loss of $15.1 million for the year ended December 31, 2008, from operating income of $6.5 million for the year ended December 31, 2007, due mainly to the decline in gross profit combined with higher operating expenses.

Other expense, net. Other expense, net decreased $18.3 million, or 64.0%, to $10.3 million for the year ended December 31, 2009, from $28.6 million for the year ended December 31, 2008. The decrease was primarily attributable to the foreign currency exchange gains during the period, due to the appreciation of the Chilean, Colombian and Uruguayan Pesos. The foreign exchange (gain) loss increased by $18.7 million to a gain of $3.1 million for the year ended December 31, 2009, from a loss of $15.5 million for the year ended December 31, 2008. The Chilean Peso strengthened by 19.9%, to 519 pesos per U.S. dollar as of December 31, 2009, from 648 pesos per U.S. dollar as of December 31, 2008. The Colombian Peso strengthened by 8.3%, to 2,065 pesos per U.S. dollar as of December 31, 2009, from 2,252 pesos per U.S. dollar as of December 31, 2008. The Uruguayan Peso also strengthened by 19.8%, to 20 pesos per U.S. dollar as of December 31, 2009, from 25 pesos per U.S. dollar as of December 31, 2008. Other expense, net also decreased due to the $4.4 million gain from the repurchase, in arm’s length transactions, of $7.1 million of our 11 3/4% Senior Notes at substantial discounts to their face amount during 2009.

Other expense, net increased $14.3 million, to $28.6 million for the year ended December 31, 2008, from $14.3 million for the year ended December 31, 2007. The increase was primarily attributable to the significant foreign exchange loss incurred during the year ended December 31, 2008, primarily due to the fluctuations in the Chilean, Uruguayan and Colombian Peso. The foreign exchange loss increased $17.9 million to a loss of $15.5 million for the year ended December 31, 2008, from a gain of ($2.4) million for the year ended December 31, 2007, primarily due to the severe devaluation of the Chilean and Colombian Peso. The Chilean Peso weakened by 30.2%, to 648.0 pesos per U.S. dollar as of December 31, 2008, from 497.7 as of December 31, 2007. The Colombian Peso weakened by 10.2%, to 2,251.7 pesos per U.S. dollar as of December 31, 2008, from 2,044.2 as of December 31, 2007. The Uruguayan Peso also weakened by 13.3%, to 24.87 pesos per U.S. dollar as of December 31, 2008, from 21.94 as of December 31, 2007. The increase in other expense, net was partially offset by a $3.5 million gain from the repurchases of our 11 3/ 4% Senior Notes at substantial discounts to their face amount. Our November 2008 advance purchase of $5.0 million at 49.00 of face value plus accrued interest, in arm’s length transactions in connection with our mandatory August 15, 2009 sinking fund redemption requirement and in December 2008 of $1.0 million of our 11 3/4% Senior Notes at 37.00 of face value plus accrued interest, resulted in the gain.

Provision for income taxes. Provision for income taxes increased $1.2 million, to $2.8 million for the year ended December 31, 2009, from $1.6 million for the year ended December 31, 2008. The increase was due to provisioning of realization reserves against U.S. NOLs beginning in the fourth quarter of 2008 and taxes due as sub-part F income for certain of our foreign operations. Our effective tax rate was 28% for the year ended December 31, 2009, as compared to 5% for the year ended December 31, 2008, resulting primarily from the taxable gains on the repurchase of our 11 3/4% Senior Notes, and the taxable earnings in several of our In-country Operations, as compared to the year ended December 31, 2008.

The provision for income taxes increased by $0.7 million, or 84.0%, to $1.6 million for the year ended December 31, 2008, from $0.9 million for the year ended December 31, 2007. The increase was primarily due to the $4.2 million valuation allowance recorded during the year ended December 31, 2008. Our effective tax rate for the year ended December 31, 2008, was 5%, as compared to 7% for the year ended December 31, 2007, resulting primarily from foreign exchange losses in our local in-country jurisdictions, particularly in Chile and, to a lesser extent, Colombia. In addition, the goodwill impairment charge we recorded for the year ended December 31, 2008 is not tax deductible. As of December 31, 2008, we recorded a valuation allowance of $2.4 million in the U.S., $1.5 million in Argentina and $0.3 million in Mexico against the respective NOLs, as management does not believe that it will realize the full benefit of these NOLs.

Net income (loss). Net income (loss) increased $42.5 million, to net income of $7.2 million for the year ended December 31, 2009, as compared to a net loss of $35.3 million for the year ended December 31, 2008. The increase resulted from the foreign currency exchange gains due to the effects of the strengthening valuations against the U.S. dollar, particularly the Chilean, Colombian and Uruguayan Pesos. In addition, the increase was attributable to the decline in operating expenses related to our In-country Operations and the favorable gains in other income from the repurchase of $7.1 million of our 11 3/4% Senior Notes at substantial discounts to their face amount.

Net (loss) income decreased $47.9 million, to a net loss of $35.3 million for the year ended December 31, 2008, as compared to net income of $12.6 million for the year ended December 31, 2007. The decline in net income was impacted by the diminished growth in our revenues, which resulted from the recent global economic downturn and the disruptions in the credit markets. The decrease in our net (loss) income is also a result of the impairment our goodwill and the significant loss in foreign exchange due to the effects of the weakening of foreign currencies relative to the U.S. dollar, particularly the Chilean Peso and the Colombian Peso.

Liquidity and Capital Resources

The IT products distribution business is working-capital intensive. Historically, we have financed our working capital needs through a combination of cash generated from operations, trade credit from manufacturers, borrowings under revolving bank lines of credit (including issuance of letters of credit), asset-based financing arrangements that we have established in certain Latin American markets and the issuance of our 13 1/4% Senior Notes.

Our working capital increased by $35.0 million, or 46.2%, to $110.7 million at December 31, 2009, as compared to $75.7 million at December 31, 2008. This increase was due primarily to increased trade accounts receivable and inventories, partly offset by an increase in trade accounts payable. Our cash and cash equivalents at December 31, 2009 amounted to $27.2 million, as compared to $22.3 million at December 31, 2008. The increase was primarily attributable to the increase in trade accounts payable, offset by the repurchase of $7.1 million of our 11 3/4% Senior Notes at substantial discounts to their face amount, the redemption and cancellation of the remaining 11 3/4% Senior Notes and the concurrent closing of the 13 1/4% Senior Notes offering and the decrease in our lines of credit borrowings during the year ended December 31, 2009. We believe the improvement in working capital will benefit our Company in our ability to fund our working capital and capital expenditure requirements for the foreseeable future.

Changes in Financial Condition

The following table summarizes our cash flows for the periods presented:

	For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Cash flows (used in) provided by operating activities	$(4,357)	$4,873	$6,534
Cash flows used in investing activities	(2,417)	(6,646)	(6,201)
Cash flows provided by (used in) financing activities	11,270	(3,214)	8,517
Effect of foreign currency exchange rate changes on cash and cash equivalents	394	(2,068)	(25)

Net increase (decrease) in cash and cash equivalents	$11,270	$(7,055)	$8,825

Cash flows (used in) provided by operating activities. Our cash flows from operating activities resulted in cash used in operations of $4.4 million for the year ended December 31, 2009, as compared to a generation of $4.9 million for the year ended December 31, 2008. The requirement was primarily driven by the increase in accounts receivables due to higher sales in the fourth quarter 2009, as compared to 2008, and the early payment of accrued interest on the 11 3/4% Senior Notes on December 22, 2009.

Our cash flows from operating activities resulted in a generation of $4.9 million for the year ended December 31, 2008, as compared to a generation of $6.5 million for year ended December 31, 2007. The decline was driven by lower trade accounts receivable and inventories as a result of management’s actions to reduce inventory levels and collect trade accounts receivables, offset by reduced levels of accounts payable due to accelerated vendor payments.

Cash flows used in investing activities. Our cash flows from investing activities resulted in a requirement of $2.4 million for the year ended December 31, 2009, as compared to a requirement of $6.6 million for the year ended December 31, 2008. The improvement was due primarily to the absence of capital expenditures associated with the new facilities in Peru and, to a lesser extent, Costa Rica and less ERP system integration expenditures due to the near completion of this effort.

Our cash flows from investing activities resulted in a requirement of $6.6 million for the year ended December 31, 2008, as compared to a requirement of $6.2 million for the year ended December 31, 2007. The additional requirement was primarily driven by capital expenditures associated with the new facilities in Costa Rica and Peru.

Cash flows provided by (used in) financing activities. Our cash flows from financing activities resulted in a generation of $11.3 million for the year ended December 31, 2009, as compared to requirement of $3.2 million for the year ended December 31, 2008. The improvement was driven by higher net borrowings of our new 13 1/4% Senior Notes in December 2009, offset by the redemption and cancellation of our prior 11 3/4% Senior Notes and paydown of our revolving credit facility with Comerica Bank.

Our cash flows from financing activities resulted in a requirement of $3.2 million for the year ended December 31, 2008, as compared to a generation of $8.5 million for the year ended December 31, 2007. The additional requirement was driven by the prepayment of our long-term debt in satisfaction of our $5.0 million August 15, 2009 sinking fund requirement and other 11 3/4% Senior Notes repurchases.

Working Capital Management

The successful management of our working capital needs is a key driver of our growth and cash flow generation. The following table sets forth certain information about the largest components of our working capital: our trade accounts receivable, inventories and accounts payable:

	As of December 31,
	2009	2008	2007
	(Dollars in thousands)
Balance sheet data:
Trade accounts receivable, net of allowance	$100,238	$91,085	$116,744
Inventories	95,185	90,858	116,961
Accounts payable	117,216	108,754	141,911

	(Data in days)
Other data:
Trade accounts receivable days (1)	39.9	31.0	41.0
Inventory days (2)	42.1	34.2	45.5
Accounts payable days (3)	(51.8)	(40.9)	(55.3)

Cash conversion cycle days (4)	30.2	24.3	31.2

(1)	Trade accounts receivable days is defined as our consolidated trade accounts receivable (net of allowance for doubtful accounts) as of the last day of the year divided by our consolidated revenue for such period times 365 days. Our consolidated trade accounts receivable for our In-country Operations include value added tax at a rate of between 5% and 27% (depending on the country). The exclusion of such value added tax would result in lower trade accounts receivable days.
(2)	Inventory days is defined as our consolidated inventory as of the last day of the year divided by our consolidated cost of goods sold for such period times 365 days.
(3)	Accounts payable days is defined as our consolidated accounts payable as of the last day of the year divided by our consolidated cost of goods sold for such period times 365 days.
(4)	Cash conversion cycle is defined as our trade accounts receivable days plus inventory days less accounts payable days.

Cash conversion cycle days. One measurement we use to monitor working capital is the cash conversion cycle, which measures the number of days to convert trade accounts receivable and inventory, net of accounts payable, into cash. Our cash conversion cycle increased to 30.2 days as of December 31, 2009, from 24.3 days as of December 31, 2008. This deterioration was primarily driven by the increase in our accounts receivable and inventory days. Trade accounts receivable days increased to 39.9 days as of December 31, 2009, from 31.0 days as of December 31, 2008, resulting from retailers in Chile and Ecuador taking longer to pay and extended term special projects in Guatemala. Inventory days increased to 42.1 days as of December 31, 2009, as compared to 34.2 days as of December 31, 2008, due to growth in inventory levels to meet recovering demand in the Region. Accounts payable days increased to 51.8 days as of December 31, 2009, from 40.9 days as of December 31, 2008, as management continued to align vendor payments to collection activity.

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

Trade accounts receivable. We principally sell products to a large base of third-party distributors, resellers and retailers throughout Latin America and the Caribbean and to other Miami-based exporters of IT products to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No one customer accounted for more than 2.0% of sales as of the years ended December 31, 2009, 2008 and 2007. We provide trade credit to our customers in the normal course of business. The collection of a substantial portion of our receivables is susceptible to changes in Latin America and Caribbean economies and political climates. We monitor our exposure for credit losses and maintain allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting our industry. The financial condition of our customers and the related allowance for doubtful accounts is continually reviewed by management.

We believe the recent global economic downturn and the associated credit crisis had a negative impact on us and our creditors. The global recession has adversely affected our vendors’ and customers’ ability to obtain financing for operations. The subsequent tightening of credit in financial markets has affected our suppliers, who have already tightened trade credit, and, in turn, we have tightened trade credit to our customers.

Prior to extending credit to a customer, we analyze the customer’s financial history and obtain personal guarantees, where appropriate. Our Miami Operations and In-country Operations in Chile use credit insurance and make provisions for estimated credit losses. Our other In-country Operations make provisions for estimated credit losses but generally do not use credit insurance. Our Miami Operations has a credit insurance policy covering trade sales to non-affiliated buyers with Euler Hermes ACI. The policy’s aggregate limit is $20.0 million with an aggregate deductible of $1.5 million; the policy expires on August 31, 2010. In addition, 10% or 20% buyer coinsurance provisions and sub-limits in coverage on a per-buyer and per-country basis apply. The policy also covers certain large, local companies in Argentina, Costa Rica, El Salvador, Guatemala, Jamaica and Peru. Our In-country operations in Chile insures certain customer accounts with Coface Chile, S.A. credit insurance company; the policy expires on October 31, 2010.

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

Capital Expenditures and Investments

Capital expenditures decreased to $2.5 million for the year ended December 31, 2009, as compared to $6.1 million for the year ended December 31, 2008. The decrease was primarily driven by absence of capital expenditures related to the new facilities in Costa Rica and Peru and the ERP system implementation costs.

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

Capital expenditures increased to $6.8 million for the year ended December 31, 2007, as compared to $4.8 million for the year ended December 31, 2006. The increase was primarily driven by our common ERP, management and financial reporting system upgrades allowing for enhanced capability in managing our geographically disperse operations. In addition, the increase was primarily driven by capital expenditures of $1.6 million related to the new headquarters facility in Miami, Florida. In addition, the increase was also driven by capital expenditures of $0.7 million related to the additional warehouse space in Lima, Peru.

Our future capital requirements will depend on many factors, including the timing and amount of our revenues and our investment decisions, which will affect our ability to generate additional cash. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for the foreseeable future. Thereafter, if cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may seek additional funding through bank borrowings or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all. The recent global economic downturn and the subsequent tightening of the credit markets further heightens the risk that we may not be able to borrow additional funds under our existing credit facilities if participating banks become insolvent or their liquidity is impaired or that our ability to obtain alternative sources of financing will be limited. We anticipate that capital expenditures will be approximately $3.0 million per year over the next few years, as we have no further facility expansion needs and have completed a substantial portion of our ERP system implementation and integration. We have the option to purchase the warehouse and office facility located in Mexico City, Mexico, which we currently lease, prior to December 31, 2011, the option termination date. If we exercise this option, our capital expenditures will increase by $3.0 million in the year of exercise.

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

We have lines of credit, short-term overdraft and credit facilities with various financial institutions in the countries in which we conducts business. Many of the In-country Operations also have limited credit facilities. These credit facilities fall into the following categories: asset-based financing facilities, letters of credit and performance bond facilities, and unsecured revolving credit facilities and lines of credit. The lines of credit are available sources of short-term liquidity for us.

As of December 31, 2009 and 2008, the total amounts available under the credit facilities were $17.1 million and $14.4 million, respectively, and the total amounts outstanding were $14.7 million and $31.0 million, respectively, of which $9.2 million and $23.6 million, respectively related to our Miami Operations credit facility and $5.5 million and $7.4 million, respectively related to our In-country Operations credit facilities. The decline in the outstanding balance is primarily attributed to the decreased borrowing by SBA resulting from the new three-year revolving credit facility that replaced SBA’s existing revolving credit facility on December 22, 2009. The change is also attributed to a reduction in the borrowing requirements related to our operations in Peru and Uruguay, slightly offset by the increased borrowing by our subsidiaries to meet local working capital requirements, particularly borrowings related to our operations in Ecuador, Guatemala, Panama and Costa Rica.

SBA – Senior Secured Revolving Credit Facility

On December 22, 2009, SBA closed the Senior Secured Revolving Credit Facility with Comerica Bank pursuant to SBA and Comerica Bank’s commitment letter dated October 23, 2009 to replace the existing revolving credit facility with a new three-year revolving credit facility. The replacement was contingent upon our refinancing of our 11 3 /4% Senior Notes and other conditions, all of which have been met.

The aggregate size of the facility is $20.0 million (with a possible increase of an additional $10.0 million) and it matures in January 2013. Under the Senior Secured Revolving Credit Facility, at SBA’s option, amounts due will bear interest at the daily adjustable LIBOR rate (at no time less than 2.0%) plus 3.5%, unless in the event of a default when interest will accrue at a rate equal to 3.0% per annum above the otherwise applicable rate. In addition, SBA will pay an administrative fee of $30,000 per annum and a facility fee equal to 0.50% of the aggregate amount of the revolving credit commitment, payable quarterly in arrears. Additional customary fees will be payable upon the issuance of letters of credit.

The Senior Secured Revolving Credit Facility contains a number of covenants that, among other things, restrict SBA’s ability to (i) incur additional indebtedness; (ii) make certain capital expenditures; (iii) guarantee certain obligations; (iv) create or allow liens on certain assets; (v) make investments, loans or advances; (vi) pay dividends, make distributions or undertake stock and other equity interest buybacks; (vii) make certain acquisitions; (viii) engage in mergers, consolidations or sales of assets; (ix) use the proceeds of the revolving credit facility for certain purposes; (x) enter into transactions with affiliates in non-arms’ length transactions; (xi) make certain payments on subordinated indebtedness; and (xii) acquire or sell subsidiaries. The Senior Secured Revolving Credit Facility also requires SBA to maintain certain ratios of debt, income, net worth and other restrictive financial covenants.

Borrowings under the new Senior Secured Revolving Credit Facility are secured on a first priority basis with all the assets of SBA. Amounts borrowed under the facility could be repaid and re-borrowed at any time during the term of the facility. Borrowing capacity is established monthly based on certain parameters established under the facility. Advances under the facility were provided based on 85.0% of eligible domestic and foreign accounts receivable plus 60.0% of eligible domestic inventory, less any credit facility reserves. The credit facility contained certain financial and non-financial covenants, including but not limited to, maintenance of a minimum level of tangible effective net worth, as defined and annual limitations on capital expenditures.

SBA – Revolving Credit Facility

SBA had a revolving credit facility with Comerica Bank (the “Revolving Credit Facility”) with a maturity date of January 1, 2010. As of December 31, 2008, SBA had $30.0 million available under the Revolving Credit Facility, including $1.4 million of letter of credit commitments, and a capital expenditures limit of $1.0 million. Borrowings against the Revolving Credit Facility had interest at the Eurodollar rate plus 3.5% due monthly and were secured on a first priority basis with all the assets of SBA. The Revolving Credit Facility contained certain financial and non-financial covenants, including but not limited to, maintenance of a defined minimum level of tangible effective net worth and annual limitations on capital expenditures. Borrowing capacity was determined monthly based on certain parameters established under the facility and amounts borrowed under the facility were required to be repaid and re-borrowed at any time during the term of the facility. Advances under the Revolving Credit Facility were provided based on 85.0% of eligible domestic accounts receivable and 85.0% of eligible foreign accounts receivable plus 60.0% of eligible domestic inventory, less any credit facility reserves.

On March 20, 2009, SBA obtained a waiver to the Revolving Credit Facility from Comerica Bank for its senior debt to tangible effective net worth ratio, minimum tangible effective net worth and net income as of December 31, 2008. SBA also obtained an amendment for the definitions of the borrowing base, revolving credit note and SBA’s permitted investments. The amendment allowed SBA to issue commercial letters of credit and standby letters of credit, not to exceed $2.0 million at any one time outstanding. Borrowings against the facility bore interest at the daily adjustable LIBOR rate (at no time less than 2.0%) plus the applicable margin of 4.0%. SBA was required to provide accounts payable aging, insurance and borrowing base certificates on a bi-weekly basis, and maintain monthly stated levels of EBITDA. SBA and its guarantor were required to maintain quarterly stated levels of net income, effective March 31, 2009 to December 31, 2009.

On November 13, 2008, SBA obtained a waiver to the Revolving Credit Facility for the minimum tangible effective net worth and senior debt to tangible effective net worth ratio under the facility with Comerica Bank, as a result of SBA’s default of its minimum tangible effective net worth and senior debt to tangible effective net worth ratio as of September 30, 2008. SBA also obtained an amendment to the Revolving Credit Facility increasing the cap of the inventory borrowing base from $12.5 million to $14.0 million, amending the borrowing rate to the Eurodollar rate plus 3.5% and the maturity date to January 1, 2010, and requiring increased financial reporting disclosures made to Comerica Bank on a continual basis.

On August 14, 2008, SBA obtained a waiver to the Revolving Credit Facility for the minimum tangible effective net worth and senior debt to tangible effective net worth ratio under the facility with Comerica Bank as a result of SBA’s default of its minimum tangible effective net worth and senior debt to tangible effective net worth ratio as of June 30, 2008. Under the facility SBA was required to maintain a minimum tangible effective net worth of $25.0 million and a senior debt to tangible effective net worth ratio of not more than 6.0 to 1.0.

On May 14, 2008, SBA obtained a waiver to the Revolving Credit Facility with Comerica Bank for the minimum tangible effective net worth and the senior debt to tangible effective net worth ratio as of March 31, 2008. SBA also obtained an amendment to the facility decreasing the minimum tangible effective net worth of $25.0 million to $20.0 million, effective for the quarters ended September 30, 2008 and March 31, 2009, requiring SBA to maintain a senior debt to tangible effective net worth ratio of not more than 2.5 to 1.0, and requiring SBA to maintain a minimum tangible effective net worth of $25.0 million for the quarters ended June 30, 2008, December 31, 2008, June 30, 2009, and for each quarter end thereafter. The amendment required SBA’s senior debt to tangible effective net worth ratio to be not more than 5.0 to 1.0, effective as of December 31, 2008, and December 31 of each year thereafter. The amendment increased SBA’s senior debt to tangible effective net worth ratio to not more than 6.0 to 1.0, effective as of June 30, 2008, September 30, 2008, March 31, 2009, and June 30, September 30 and March 31 of each year thereafter. Under the amendment, borrowings against the facility bore interest at the U.S. prime lending rate (5.00% at June 30, 2008) or Eurodollar rate plus 2.4%.

On March 28, 2008, SBA obtained an amendment to the Revolving Credit Facility with Comerica Bank for the definition of the tangible effective net worth and to increase the senior debt to tangible effective net worth ratio to not more than 3.5 to 1.0, effective for the quarters ended March 31, 2008 and June 30, 2008, and not more than 3.0 to 1.0 thereafter. In addition, SBA obtained a waiver to the facility for the senior debt to tangible effective net worth ratio as of December 31, 2007.

Intcomex, Inc. – 13 1/4% Senior Notes

On December 22, 2009, we completed a private offering to eligible purchasers (the “13 1/4% Senior Notes Offering”) of $120.0 million aggregate principal amount of our 13 1/4% Senior Notes due December 15, 2014 with an interest rate of 13.25% per year, payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2010. The 13 1/4% Senior Notes were offered at an initial offering price of 94.43% of par, or an effective yield to maturity of approximately 14.875%.

We used the net proceeds from the 13 1/4% Senior Notes Offering to, among other things, repay outstanding borrowings under our Senior Secured Revolving Credit Facility, fund the repurchase, redemption or other discharge of our 11 3/4% Senior Notes, for which it conducted a tender offer, and for general corporate purposes. The 13 1/4% Senior Notes are guaranteed by all of our existing and future domestic restricted subsidiaries that guarantee our obligations under the Senior Secured Revolving Credit Facility.

In connection with the 13 1/4% Senior Notes Offering, our Company and certain of our subsidiaries that guaranteed our obligations (the “Guarantors”) under the indenture governing the 11 3/4% Senior Notes (the “11 3/4% Senior Notes Indenture”) entered into an indenture (the “13 1/4% Senior Notes Indenture”) with The Bank of New York Mellon Trust Company, N.A., (the “Trustee”). Our obligations under the 13 1/4% Senior Notes and the Guarantors’ obligations under the guarantees will be secured on a second priority basis by a lien on 100% of the capital stock of certain of ours and each Guarantor’s directly owned domestic restricted subsidiaries; 65% of the capital stock of ours and each Guarantor’s directly owned foreign restricted subsidiaries; and substantially all the assets of SBA, to the extent that those assets secure our new Senior Secured Revolving Credit Facility with Comerica Bank, subject to certain exceptions.

Subject to certain requirements, we are required to redeem $5.0 million aggregate principal amount of the 13 1/4% Senior Notes on December 15 of each of the years 2011 and 2012 and $10.0 million aggregate principal amount of the 13 1/4% Senior Notes on December 15, 2013 at a redemption price equal to 100% of the aggregate principal amount of the 13 1/4% Senior Notes to be redeemed, plus accrued and unpaid interest to the redemption date subject to certain requirements. We may redeem the 13 1/4% Senior Notes, in whole or in part, at any time prior to December 15, 2012 at a price equal to 100% of the aggregate principal amount of the 13 1/4% Senior Notes plus a “make-whole” premium. At any time prior to December 15, 2012, the Company may redeem up to 35% of the aggregate principal amount of the 13 1/4% Senior Notes with the net cash proceeds of certain equity offerings and up to 10% of the original aggregate principal amount of the 13 1/4% Senior Notes (no more than once in any 12-month period). The Company will be required to redeem up to 35% of the aggregate principal amount of the 13 1/4% Senior Notes if an initial public offering occurs on or prior to December 15, 2012 at a price equal to 113.25% of the principal amount of the 13 1/4% Senior Notes.

The indenture governing our 13 1/4% Senior Notes imposes operating and financial restrictions on us. These restrictive covenants limit our ability, among other things to (i) incur additional indebtedness or enter into sale and leaseback obligations; (ii) pay certain dividends or make certain distributions on our capital stock or repurchase our capital stock; (iii) make certain investments or other restricted payments; (iv) place restrictions on the ability of subsidiaries to pay dividends or make other payments to us; (v) engage in transactions with shareholders or affiliates; (vi) sell certain assets or merge with or into other companies; (vii) guarantee indebtedness; and (vii) create liens. We may only pay a dividend if we are in compliance with all covenants and restrictions in the Indenture prior to and after payment of a dividend.

Also on December 22, 2009, in connection with the 13 1/4% Senior Notes Offering, certain of our Company’s existing shareholders and their affiliates contributed $20.0 million of new capital in exchange for 27,175 newly-issued shares of our Company’s common stock. The capital contribution consisted of the redemption and cancellation of $15.1 million face value of the 11 3/4% Senior Notes, $0.9 million of tender premium paid on the settlement of the 11 3/4% Senior Notes and additional cash of $4.0 million.

For the year ended December 31, 2009, we recorded additional paid in capital of $20.0 million related to our 13 1/4% Senior Notes and did not record any additional paid in capital for the year ended December 31, 2008. As of December 31, 2009, $113.3 million of our 13 1/4% Senior Notes remained outstanding and as of December 31, 2008, there were no 13 1/4% Senior Notes outstanding.

Intcomex, Inc. – 11 3/4% Senior Notes

On August 25, 2005, we consummated a $120.0 million high yield notes offering in aggregate principal amount of the 11 3/4% Senior Notes. The 11 3/4% Senior Notes were sold at 99.057% of face value and carry a coupon rate of 11 3/4% and are a second priority senior secured obligation of the Company due January 15, 2011. The proceeds of the offering were used to repay existing indebtedness, pay a dividend to shareholders, and pay fees and expenses associated with the debt offering with the remaining balance to be used for general corporate purposes. The 11 3/4% Senior Notes were secured on a second priority basis with 100.0% of the common shares of Holdings and SPC-1, and 65.0% of the shares of IXLA plus a second priority lien on the assets of SBA.

On March 13, 2008, the Company repurchased $1.0 million of the 11 3/4% Senior Notes in an arm’s length transaction, at 98.25% of face value plus accrued interest. As of September 30, 2008 and December 31, 2007, $109.6 million and $114.5 million, respectively, of the 11 3 /4% Senior Notes remained outstanding.

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

As of December 31, 2008, $103.6 million, net of current portion, of the 11 3/4% Senior Notes remained outstanding. As of December 31, 2009 $1.4 million of the 11 3/4% Senior Notes remained outstanding and were redeemed through payment to the Trustee for settlement on January 15, 2010.

On December 22, 2009, our Company, the Trustee and the Guarantors executed a second supplemental indenture (the “11 3/4% Senior Notes Second Supplemental Indenture”) as a result of the receipt of tenders and related consents from the holders of at least two thirds in principal amount of the 11 3/4% Senior Notes, in response to the Company’s tender offer and consent solicitation. The 11 3/4% Senior Notes Second Supplemental Indenture amends the indenture governing the 11 3/4% Senior Notes to delete or make less restrictive substantially all of the restrictive covenants contained in such indenture (other than requirements to make an offer for the 11 3/4% Senior Notes in the event of certain asset sales), to delete events of default relating to covenant defaults, cross-defaults and judgments against the Company, to make conforming and related changes to the indenture and to reduce the minimum redemption notice period from 30 days to three days.

On January 15, 2010, the $1.4 million of the 11 3/4% Senior Notes not tendered in the early tender redemption period, were redeemed from the proceeds held by the Trustee, in accordance with the terms of the 11 3/4% Senior Notes Second Supplemental Indenture.

Contractual Obligations

The following table summarizes our contractual obligations and the payments due on such obligations at December 31, 2009:

	Payments Due by Period (Dollars in millions)
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Contractual Obligations
Debt obligations (1)	$136.3	$15.3	$11.0	$110.0	$—
Interest on debt obligations (2)	75.0	16.0	31.2	27.8	—
Operating lease obligations	23.2	2.5	7.7	2.0	11.0

Total	$234.5	$33.8	$49.9	$139.8	$11.0

(1)	Debt obligations include our short and long term debt principal and the $6.7 million original issue discount payment related to the issuance of our 13 1/4% Senior Notes.
(2)	Interest on debt obligations is calculated assuming no early prepayment or redemption.

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

We extend a warranty for products to customers with the same terms as the OEM’s warranty to us. All product-related warranty costs incurred by us are reimbursed by the OEMs.

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

Inventories. Our inventory levels are based on our projections of future demand and market conditions. Any unanticipated decline in demand or technological changes could cause us to have excess or obsolete inventories. On an ongoing basis, we review for estimated excess or obsolete inventories and make provisions for our inventories to reflect their estimated net realizable value based upon our forecasts of future demand and market conditions. These forecasts require judgment as to future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory obsolescence provisions may be required. Our estimates are influenced by the following considerations: the availability of protection from loss in value of inventory under certain vendor agreements, the extent of our right to return to vendors a percentage of our purchases, the aging of inventories, variability of demand due to an economic downturn and other factors, and the frequency of product improvements and technological changes. Rebates earned on products sold are recognized when the product is shipped to a third party customer and are recorded as a reduction to cost of revenue.

Goodwill, Identifiable Intangible and Other Long-Lived Assets. We review goodwill at least annually for potential impairment or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our annual impairment review requires extensive use of accounting judgment and financial estimates, including projections about our business, our financial performance and the performance of the market and overall economy. Application of alternative assumptions and definitions could produce significantly different results. Because of the significance of the judgments and estimates used in the processes, it is likely that materially different amounts could result if different assumptions were made or if the underlying circumstances were changed.

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

Our intangible assets are presented at cost, net of accumulated amortization. Intangible assets are amortized on a straight line basis over their estimated useful lives and assessed for impairment. We recognize an impairment of long-lived assets if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset for assets to be held and used, or the amount by which the carrying value exceeds the fair value less cost to dispose for assets to be disposed. Fair value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. We test intangible assets for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

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

Income taxes. We account for the effects of income taxes resulting from activities during the current and preceding years. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases as measured by the enacted tax rates which will be in effect when these differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date under the law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized, unless it is more likely than not that such assets will be realized.

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

We conduct business globally and, as a result, one or more of our subsidiaries file income tax returns in U.S. federal, state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities in the countries in which we operate. We are currently under ongoing tax examinations in several countries. While such examinations are subject to inherent uncertainties, we do not currently anticipate that any such examination would have a material adverse impact on our audited consolidated financial statements.

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

Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). The new standard modifies the fair value requirements of ASC 605-25, Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of a selling price” in addition to Vendor Specific Objective Evidence, or VSOE, and Third Party Evidence, or TPE, for determining the selling price of a deliverable. ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the effect ASU 2009-13 may have on our audited consolidated financial statements.

Recently Adopted Accounting Guidance

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820)-Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 clarifies how entities should estimate the fair value of liabilities under the FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (formerly SFAS No. 157, Fair Value Measurements). ASU 2009-05 improves the consistency of the application of ASC 820 and reduces potential ambiguity in financial reporting when measuring the fair value of liabilities. The FASB issued ASU 2009-05 as a result of expressed concern that there may be a lack of observable market information to measure the fair value of a liability. This standard is effective for interim and annual periods beginning after August 28, 2009, which did not have a material impact on our audited consolidated financial statements.

In June 2009, the FASB issued ASC 810, Consolidation, (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)) regarding the consolidation of variable interest entities. ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods beginning after November 15, 2009, which did not have a material impact on our audited consolidated financial statements.

In June 2009, the FASB issued ASC 860, Transfers and Servicing (formerly SFAS No. 166, Accounting for Transfers of Financial Assets). ASC 860 requires more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. ASC 860 eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosure. This standard is effective for fiscal years beginning after November 15, 2009, which did not have a material impact on our audited consolidated financial statements.

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles (formerly SFAS No. 168, The “FASB Accounting Standards Codification”TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162) (“ASC 105”). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP, except for SEC rules and interpretive releases, which are sources of authoritative U.S. GAAP for SEC registrants. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on September 30, 2009, which did not have a material impact on our audited consolidated financial statements.

In May 2009, the FASB issued ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) (“ASC 855”). ASC 855 establishes general accounting standards and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in our financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for fiscal years and interim periods ended after June 15, 2009. We adopted the provisions of the standard, which had no effect on our audited consolidated financial statements and subsequent events through the date of this filing.

In April 2009, the FASB issued ASC 825, Financial Instruments (formerly Financial Staff Position (“FSP”) No. 107-1 and Accounting Principles Board (“APB”) 28-1 (FSP No. 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments) (“ASC 825”). ASC 825 requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. ASC 825 enhances consistency in financial reporting by increasing the frequency of fair value disclosures and is effective for interim and annual periods ending after June 15, 2009, and is to be applied prospectively. We adopted the provisions of the standard, which did not have an effect on our audited consolidated financial statements.

In April 2009, the FASB issued transition guidance Accounting Standards Codification (“ASC”) 820-10-65-4 Fair Value Measurements and Disclosures—Overall—Transition Guidance, the provisions of which have been incorporated in ASC 820-10-50-2 Fair Value Measurements and Disclosures—Overall—Disclosures (“ASC 820”). ASC 820-10-50-2 requires disclosures about fair value of financial instruments for interim reporting periods and annual financial statements of publicly traded companies. This guidance is effective for interim and annual periods ending after June 15, 2009. We adopted the provisions of the standard and included its effect on our audited consolidated financial statements.

In March 2008, the FASB issued ASC 815, Derivatives and Hedging (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133) (“ASC 815”). ASC815 requires enhanced disclosures about an entity’s derivative and hedging activities including how and why an entity uses, how an entity accounts for derivative instruments; and related hedged items and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. ASC 805 is effective beginning January 1, 2009. We adopted the provisions of the standard and included its effect on our audited consolidated financial statements.

In February 2008, the FASB issued ASC 820, Fair Value Measurements and Disclosures (formerly FSP Financial Accounting Standard (“FAS”) No. 157-2, Effective Date of FASB Statement No. 157) which delayed the effective date for nonfinancial assets and nonfinancial liabilities until January 1, 2009. We adopted the provisions of the standard as of January 1, 2009, which did not have an effect on our audited consolidated financial statements.

In December 2007, the FASB issued ASC 805, Business Combinations (“ASC 805”), (formerly SFAS 141 (revised 2007), Business Combinations). ASC 805 expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We adopted the provisions of the standard, which did not have an effect on our audited consolidated financial statements. However, if the Company enters into material business combinations in the future, a transaction may significantly impact the Company’s audited consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign exchange risk

Our principal market risk relates to foreign exchange rate sensitivity, which is the risk related to fluctuations of local currencies in our in-country markets, as compared to the U.S. dollar. We periodically engage in foreign currency forward contracts when available and when doing so is not cost prohibitive. In periods when we do not, foreign currency fluctuations may adversely affect our results of operations, including our gross and operating margins. We did not have any foreign currency forward contracts outstanding as of December 31, 2009. Our foreign currency forward contract with a notional amount of $11.8 million as of December 31, 2008, had a fair value of ($31,000).

A significant portion of our revenues from In-country Operations is invoiced in currencies other than the U.S. dollar, even though prices for IT products in our in-country markets are based on U.S. dollar amounts. For the years ended December 31, 2009 and 2008, 43.6% and 43.8% respectively, of our total revenue was invoiced in currencies other than the U.S. dollar. In addition, a significant majority of our cost of revenue is driven by the pricing of products in U.S. dollars. As a result, our gross profit and gross margins will be affected by fluctuations in foreign currency exchange rates. In addition, a significant amount of our in-country operating expenses are denominated in currencies other than the U.S. dollar. For the years ended December 31, 2009 and 2008, 52.8% and 47.0%, respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. As a result, our operating expenses and operating margins will be affected by fluctuations in foreign currency exchange rates.

In most markets, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, we invoice in local currency. Foreign currency fluctuations in these markets will impact our results of operations, both through foreign currency transactions and through the remeasurement of the financial statements into U.S. dollars. In the case of foreign currency transactions, inventory is initially recorded in the books and records of each of our In-country Operations in the local currency at the exchange rate in effect on the date the inventory is received. When a sale of this inventory is made by our In-country Operations, it is invoiced and recorded in the books and records in the local currency based on the U.S. dollar price converted at the exchange rate in effect on the date of sale. As a result, the appreciation of a local currency in one of these markets between the time that inventory is purchased and the time it is sold could have a marginal impact on our gross profit in U.S. dollar terms, thereby impacting our gross margins. In these cases, the settlement of the initial payable owed to a vendor (including, in many cases, our Miami Operations) results in a foreign exchange gain, which is included in foreign exchange loss (gain) in our consolidated statements of operations and which effectively offsets, in part, the reduction in gross profit. Conversely, the weakening of a local currency in one of these markets will have the opposite effect from those described above on our gross profit and gross margins.

The U.S. dollar is the functional currency in the preparation of our consolidated financial statements in each of our In-country Operations, except in Mexico where the functional currency is the Mexican Peso. In most of our In-country Operations, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, our books and records are prepared in currencies other than the U.S. dollar. Remeasurement into the U.S. dollar is required for the preparation of our consolidated financial statements and will impact our results of operations. The remeasurement of our operating expenses is performed using an appropriately weighted-average exchange rate for the period. For periods where the local currency has appreciated relative to the U.S. dollar, the remeasurement increases the value of our operating expenses, thereby adversely impacting our operating margins. Conversely, the weakening of a local currency in one of these markets will have the opposite effect from those described above on operating expenses and operating margins. For example, we estimate that a one percent weakening or strengthening of the U.S. dollar against these local currencies would have increased or decreased our selling, general and administrative expenses by approximately $0.4 million, $0.3 million and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. The remeasurement of our monetary assets and liabilities is performed using exchange rates at the balance sheet date, with the changes being recognized in Foreign exchange (gain) loss in our consolidated statements of operations.

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

If there are large and sustained devaluations of local currencies, like those that occurred in Brazil in 2000 and in Argentina in 2001, many of our products can become more expensive in local currencies. This could result in our customers having difficulty paying those invoices and, in turn, result in decreases in revenue. Moreover, such devaluations may adversely impact demand for our products because our customers may be unable to afford them. In these circumstances, we will usually offer a repayment plan for an affected customer, which in our experience has usually resulted in successful collection. In addition, substantially all of our Miami Operations’ foreign accounts receivable (other than accounts receivable owed by affiliates) are insured by Euler Hermes ACI. The policy’s aggregate limit is $20.0 million with an aggregate deductible of $1.5 million; the policy expires on August 31, 2010. In addition, 10% or 20% buyer coinsurance provisions apply, as well as sub-limits in coverage on a per-buyer and on a per-country basis. The policy also covers certain large, local companies in Argentina, Costa Rica, El Salvador, Guatemala, Jamaica and Peru. Our In-country Operations in Chile insures certain customer accounts with Coface Chile, S.A. credit insurance company in Chile; the policy expires on October 31, 2010.

It is our policy not to enter into foreign currency transactions for speculative purposes.

Interest rate risk

We are also exposed to market risk related to interest rate sensitivity, which is the risk that future changes in interest rates may affect our net income or our net assets. Given that a majority of our debt is a fixed rate obligation, we do not believe that we have a material exposure to interest rate fluctuations. For 2009, assuming SBA’s $20.0 million floating rate revolving credit facility with Comerica Bank was fully drawn for the entire year, a 1.0% (100 basis points) increase (or decrease) in the U.S. prime lending rate would result in $200,000 increase (or decrease) in our current expense for the year.

It is our policy not to enter into interest rate transactions for speculative purposes.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(BDO SEIDMAN, LLP)

Board of Directors

Intcomex, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Intcomex, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits. We did not audit the financial statements of one of the foreign subsidiaries for the year ended December 31, 2007. These statements reflect total revenues of approximately $115 million for the year ended December 31, 2007. Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiary, is based solely on the report of the other auditor.

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

In our opinion, based on our audits and the report of another auditor, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intcomex, Inc. and Subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Miami, Florida	/s/ BDO Seidman, LLP
February 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(PRICEWATERHOUSECOOPERS, S.C.)

March 28, 2008

To the Stockholders and the Board of Directors of Centel, S.A. de C.V.:

In our opinion, the statements of operations, shareholders’ equity and of cash flows for the year ended December 31, 2007 present fairly, in all material respects, the results of operations and cash flows of Centel, S.A. de C.V for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers, S.C.

/s/ Roberto Vargas Flores

Audit Partner

INTCOMEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2009 AND 2008

(Dollars in thousands, except per share data)

	As of December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents (including restricted cash of $400 at December 31, 2008)	$27,234	$22,344
Trade accounts receivable (net of allowance for doubtful accounts of $4,428 and $5,202 at December 31, 2009 and 2008, respectively)	100,238	91,085
Notes and other receivables	20,104	16,535
Due from related parties	272	278
Inventories	95,185	90,858
Prepaid expenses and other	11,553	12,277
Deferred tax assets	2,564	2,602

Total current assets	257,150	235,979
Property and equipment, net	16,295	17,678
Goodwill	13,704	13,548
Identifiable intangible assets	1,658	1,938
Deferred tax assets	11,116	10,261
Other assets	8,178	4,664

Total assets	$308,101	$284,068

Liabilities and Shareholders’ Equity
Liabilities
Current liabilities
Lines of credit	$14,729	$31,041
Current maturities of long-term debt	557	617
Accounts payable	117,216	108,754
Income taxes payable	68	781
Deferred tax liabilities	231	328
Due to related parties	75	49
Accrued expenses and other liabilities	13,581	18,683

Total current liabilities	146,457	160,253
Long-term debt, net of current maturities	114,425	105,248
Other long-term liabilities	1,702	1,672
Deferred tax liabilities	2,783	2,345

Total liabilities	265,367	269,518
Commitments and contingencies	—	—
Shareholders’ equity
Common stock, voting $0.01 par value, 140,000 shares authorized, 100,000 issued and outstanding	1	1
Class B common stock, non-voting $0.01 par value, 60,000 shares authorized, 29,357 and 2,182 issued and outstanding as of December 31, 2009 and 2008, respectively)	—	—
Additional paid in capital	41,388	21,138
Retained earnings (deficit)	5,153	(2,040)
Accumulated other comprehensive loss	(3,808)	(4,549)

Total shareholders’ equity	42,734	14,550

Total liabilities and shareholders’ equity	$308,101	$284,068

The accompanying notes are an integral part of the consolidated financial statements.

INTCOMEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED

DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
Revenue	$917,168	$1,071,551	$1,038,368
Cost of revenue	825,587	970,955	937,286

Gross profit	91,581	100,596	101,082
Operating expenses
Selling, general and administrative	66,973	83,038	69,834
Goodwill impairment charge	—	18,777	—
Depreciation and amortization	4,283	3,908	3,480

Total operating expenses	71,256	105,723	73,314
Operating income (loss)	20,325	(5,127)	27,768
Other expense (income)
Interest expense	17,495	17,431	17,763
Interest income	(514)	(941)	(730)
Foreign exchange (gain) loss	(3,130)	15,533	(2,401)
Other (income) expense, net	(3,563)	(3,427)	(292)

Total other expense	10,288	28,596	14,340
Income (loss) before provision for income taxes	10,037	(33,723)	13,428
Provision for income taxes	2,844	1,595	867

Net income (loss)	$7,193	$(35,318)	$12,561

Net income (loss) per weighted average share of common stock, voting and Class B common stock, non-voting:
Basic	$69.94	$(345.63)	$122.93

Diluted	$69.94	$(345.63)	$122.93

Weighted average number of common shares, voting and Class B common stock, non-voting, used in per share calculation:
Basic	102,852	102,182	102,182

Diluted	102,852	102,182	102,182

The accompanying notes are an integral part of the consolidated financial statements.

INTCOMEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, except per share data)

	Years Ended December 31, 2009, 2008 and 2007
	Common Stock
	Shares			Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity	Comprehensive Income (Loss)
	Voting	Class B Non-voting	Par Value
Balance at December 31, 2006	100,000	2,182	$1	$17,597	$20,717	$22	$38,337
Indemnity settlement agreement payment in connection with Uruguay tax audit	—	—	—	3,029	—	—	3,029
Share-based compensation expense	—	—	—	199	—	—	199
Net income	—	—	—	—	12,561	—	12,561	12,561
Foreign currency translation loss	—	—	—	—	—	(25)	(25)	(25)

Total comprehensive income								$12,536

Balance at December 31, 2007	100,000	2,182	$1	$20,825	$33,278	$(3)	$54,101
Share-based compensation expense	—	—	—	313	—	—	313
Net loss	—	—	—	—	(35,318)	—	(35,318)	(35,318)
Foreign currency translation loss	—	—	—	—	—	(4,546)	(4,546)	(4,546)

Total comprehensive loss								$(39,864)

Balance at December 31, 2008	100,000	2,182	$1	$21,138	$(2,040)	$(4,549)	$14,550
Share-based compensation expense	—	—	—	249	—	—	249
Issuance of Class B common stock, non-voting	—	27,175	—	20,001	—	—	20,001
Net income	—	—	—	—	7,193	—	7,193	7,193
Foreign currency translation gain	—	—	—	—	—	741	741	741

Total comprehensive income								$7,934

Balance at December 31, 2009	100,000	29,357	$1	$41,388	$5,153	$(3,808)	$42,734

The accompanying notes are an integral part of the consolidated financial statements.

INTCOMEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED

DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$7,193	($35,318)	$12,561
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation expense	249	313	199
Depreciation expense	3,812	3,336	2,653
Amortization expense	3,353	2,217	2,548
Bad debt expense	4,214	4,544	2,041
Inventory obsolescence expense	(886)	1,800	1,293
Deferred income tax benefit	(476)	(3,342)	(6,008)
Impairment charge and other non-cash items	—	20,824	—
Gain on extinguishment of long-term debt	(4,411)	(3,470)	—
Loss on disposal of property and equipment and other	(210)	5	42
Change in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivables	(13,367)	21,115	(29,495)
Inventories	(3,441)	24,303	(23,844)
Notes and other receivables	(3,569)	3,169	(1,120)
Prepaid expenses and other	586	(2,734)	(3,591)
Due from related parties	6	893	(380)
(Decrease) increase in:
Accounts payable	7,573	(33,157)	45,939
Income taxes payable	(713)	(128)	(208)
Accrued expenses and other	(4,296)	505	3,950
Due to related parties	26	(2)	(46)

Net cash (used in) provided by operating activities	(4,357)	4,873	6,534
Cash flows from investing activities:
Purchases of property and equipment	(2,531)	(6,125)	(6,757)
Proceeds from disposition of assets	69	57	31
Notes receivable and other	45	(578)	525

Net cash used in investing activities	(2,417)	(6,646)	(6,201)
Cash flows from financing activities:
(Payments) borrowings under lines of credit, net	(16,312)	4,675	8,713
Proceeds from issuance of long-term debt, net of issuance costs	108,737	36	2,419
Payments of long-term debt	(85,122)	(7,925)	(5,644)
Proceeds from issuance of common stock	3,967	—	—
Payments from shareholders	—	—	3,029

Net cash provided by (used in) by financing activities	11,270	(3,214)	8,517
Effect of foreign currency exchange rate changes on cash and cash equivalents	394	(2,068)	(25)

Net increase (decrease) in cash and cash equivalents	4,890	(7,055)	8,825
Cash and cash equivalents, beginning of period	$22,344	$29,399	$20,574

Cash and cash equivalents, end of period	$27,234	$22,344	$29,399

The accompanying notes are an integral part of the consolidated financial statements.

INTCOMEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED

DECEMBER 31, 2009, 2008 AND 2007—(Continued)

(Dollars in thousands)

	Years Ended December 31,
	2009	2008	2007
Supplemental disclosure of operating cash flow information:
Cash paid for:
Interest	$20,359	$16,536	$16,089
Income taxes	$3,456	$6,119	$7,819
Supplemental disclosure of non-cash flow information:
Non-cash investing activities:
Issuance of Class B Common Stock, non-voting in exchange for 11 3/4% Senior Notes at face value	$16,034	$—	$—
Non-cash financing activities:
Property and equipment acquired through financing	$—	$14	$2,261

The accompanying notes are an integral part of the consolidated financial statements.

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 1. Organization and Basis of Presentation

Nature of Operations

Intcomex, Inc. (“Intcomex”) is a United States (“U.S.”) based pure play value-added international distributor of computer information technology (“IT”) products focused solely on serving Latin America and the Caribbean (the “Region”). Intcomex distributes computer equipment, components, peripherals, software, computer systems, accessories, networking products and digital consumer electronics to more than 50,000 customers in 40 countries. Intcomex offers single source purchasing to its customers by providing an in-stock selection of more than 6,100 products from over 173 vendors, including many of the world’s leading IT product manufacturers. The Company serves the Latin American and Caribbean IT products markets using a dual distribution model as a wholesale aggregator and an in-country distributor:

•	As a Miami-based wholesale aggregator, the Company sells primarily to:

•	third-party distributors, resellers and retailers of IT products based in countries in Latin America and the Caribbean where the Company does not have a local presence;

•

third-party distributors, resellers and retailers of IT products based in countries in Latin America and the Caribbean where the Company has a local presence but whose volumes are large enough to enable them to efficiently acquire products directly from U.S.-based wholesale aggregators;

•	other Miami-based exporters of IT products to Latin America and the Caribbean; and

•	our in-country operations.

•

As an in-country distributor in 12 countries, the Company sells to over 48,000 local reseller and retailer customers, including value-added resellers (companies that sell, install and support IT products and personal computers (“PCs”)), systems builders (companies that specialize in building complete computer systems by combining components from different vendors), smaller distributors and retailers.

Organization

The accompanying consolidated financial statements include the accounts of Intcomex and its subsidiaries (collectively referred to herein as the “Company”) including the accounts of Intcomex Holdings, LLC (“Holdings”) (parent company of Software Brokers of America, Inc. (“SBA”), a Florida corporation), IXLA Holdings, Ltd. (“IXLA”)), IFC International, LLC, a Delaware limited liability company (“IFC”) and Intcomex International Holdings Cooperatief U.A., a Netherlands cooperative (“Coop”). IXLA is the Cayman Islands limited time duration holding company of 14 separate subsidiaries located in Central America, South America, and the Caribbean. IFC and Coop are the parent companies of Intcomex Holdings SPC-1, LLC (“Intcomex SPC-1 Mexico”) (parent company of Centel, S.A. de C.V. (“Centel”), a dually formed company in the U.S. and Mexico). The consolidated financial statements reflect the Company as the reporting entity for all periods presented.

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

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with the instructions to the Annual Report on Form 10-K and Article 10 of Regulation S-X, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of Intcomex, Inc. and its subsidiaries. In management’s opinion, the consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of December 31, 2009 and 2008, its results of operations, statements of changes in shareholders’ equity and its statements of cash flows for the years ended December 31, 2009, 2008 and 2007. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements reflect the Company as the reporting entity for all periods presented.

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

As of December 31, 2009, the Company had one wholly-owned subsidiary: Holdings. Holdings has three wholly owned subsidiaries: SBA, IXLA, and IFC. Holdings owns 99.99% and the Company owns 0.01% of Coop.

IXLA owns 100.0% of the following subsidiaries in their respective locations in Latin America and the Caribbean:

•	Intcomex Argentina S.R.L., Argentina;

•	Intcomex S.A., Chile:

•	Intcomex Iquique S.A., Chile;

•	Intcomex del Ecuador S.A., Ecuador;

•	Hurricane Systems, S.A., Ecuador;

•	Intcomex Colombia LTDA, Colombia;

•	Intcomex Costa Rica Mayorista en Equipo de Cómputo, S.A., Costa Rica;

•	Intcomex El Salvador, S.A., El Salvador;

•	Intcomex de Guatemala, S.A., Guatemala;

•	Intcomex Jamaica Ltd., Jamaica;

•	Computación Monrenca Panama, S.A., Panama;

•	Intcomex de Las Americas, S.A., Panama;

•	Intcomex Peru, S.A.C., Peru;

•	Compañía de Servicios IMSC, S. de R.L. de C.V., Mexico.

•	T.G.M., S.A., Uruguay;

•	Pontix Trading S.A., Uruguay (inactive)

•	Latin CAS, S.D., El Salvador; and

•	Latin Service, S.A., Guatemala.

Coop and IFC own 99.0% and 1.0%, respectively, of Intcomex SPC-I Mexico.

Intcomex SPC-I Mexico has one wholly owned subsidiary: Centel, S.A. de C.V., located in México.

We operate a sales and distribution center in the U.S. (our “Miami Operations”), 22 sales and distribution centers in 12 countries in Latin America and the Caribbean — Argentina, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Jamaica, Mexico, Panama, Peru and Uruguay and a sales office in Brazil.

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

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Foreign Currency Translation and Remeasurement

The U.S. dollar is considered the functional currency in all of the Company’s foreign subsidiary operations, except in Mexico where the functional currency is the Mexican Peso. Non-monetary balance sheet amounts are translated using historical exchange rates. Other balance sheet amounts are translated at the exchange rates in effect at the balance sheet date. Statements of operations amounts, excluding those items of income and expense that relate to non-monetary balance sheet amounts, are translated at the average exchange rate for the month. Remeasurement adjustments are included in the determination of net (loss) income under the caption “Foreign exchange loss (gain).” These amounts include the effect of foreign currency remeasurement, realized foreign currency transaction gains and losses and changes in the value of foreign currency denominated accounts receivable and accounts payable. In the accompanying consolidated statements of operations, a foreign exchange (gain) loss of ($3,130), $15,533, and ($2,401) were included for the years ended December 31, 2009, 2008 and 2007, respectively.

Translation adjustments related to our Mexican subsidiary are recorded in accumulated other comprehensive (loss) income under shareholders’ equity in our consolidated balance sheets and in our consolidated statement of changes in shareholders’ equity. In the accompanying consolidated statements of changes in shareholders’ equity, foreign currency translation adjustments of $741, ($4,546) and ($25) were included for the years ended December 31, 2009, 2008 and 2007, respectively.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in accordance with FASB ASC 305-10-20, Cash and Cash Equivalents Glossary. The majority of the Company’s cash and cash equivalents is cash in banks.

Accounts Receivable

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments due to changes in our customers’ financial condition or other unanticipated events, which could result in charges for additional allowances exceeding our expectations. These estimates require judgment and are influenced by factors including, but not limited to the following: the large number of customers and their dispersion across wide geographic areas; the fact that no single customer accounted for 2.0% or more of our revenue; the continual credit evaluation of our customers’ financial condition; the aging of our customers’ receivables, individually and in the aggregate; the value and adequacy of credit insurance coverage; the value and adequacy of collateral received from our customers (in certain circumstances); our historical loss experience; and, increases in credit risk due to an economic downturn resulting in our customers’ inability to obtain capital. Uncollectible accounts are written-off against the allowance on an annual basis.

Inventories

Inventories consist entirely of finished goods and are stated at the lower of cost or market. Cost is determined primarily on the first-in, first-out (“FIFO”) method. Due to the availability of “price protection” guarantees offered by many of our vendors on a significant portion of inventory, some of the Company’s In-country Operations use the average cost method that approximates FIFO. The Company operates in an industry characterized by the continual introduction of new products, rapid technological advances and product obsolescence. The Company continuously evaluates the salability of its inventories and utilizes incentive sales programs for slow moving items. Rebates earned on products sold are recognized when the product is shipped to a third party customer and is recorded as a reduction to cost of revenue.

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Property and Equipment, Net

Property and equipment are recorded at cost and depreciated over the estimated economic lives of the assets. Depreciation is computed using the straight-line and accelerated methods based on the estimated economic lives of the related assets as follows:

Years
Buildings and leasehold improvements	30 – 39
Office furniture, vehicles and equipment	5 – 7
Warehouse equipment	5 – 7
Software	5

Goodwill, Identifiable Intangible and Other Long-Lived Assets

FASB ACS 350, Intangibles-Goodwill and Other provides guidance on the annual assessment of goodwill for impairment using fair value measurement techniques. The Company reviews goodwill at least annually for potential impairment or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our annual impairment review requires extensive use of accounting judgment and financial estimates, including projections about our business, our financial performance and the performance of the market and overall economy. Application of alternative assumptions and definitions could produce significantly different results. Because of the significance of the judgments and estimates used in the processes, it is likely that materially different amounts could result if different assumptions were made or if the underlying circumstances were changed.

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

The Company reviews long-lived assets, principally property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the asset’s fair value, we measure and record an impairment loss for the excess. We assess an asset’s fair value by determining the expected future undiscounted cash flows of the asset. There are numerous uncertainties and inherent risks in conducting business, such as general economic conditions, actions of competitors, ability to manage growth, actions of regulatory authorities, pending investigations or litigation, customer demand and risk relating to international operations. Adverse effects from these or other risks may result in adjustments to the carrying value of our other long-lived assets.

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

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Deferred Loan Costs

Deferred loan costs are amortized over the life of the applicable indebtedness using the straight-line method which approximates the effective interest method. Deferred loan costs, net of accumulated amortization, amounted to $6,654 and $2,586 at December 31, 2009 and 2008, respectively, and are included in Other assets in the accompanying balance sheets.

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a framework for all fair value measurements and expands disclosures related to fair value measurement and developments. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires that assets and liabilities measured at fair value are classified and disclosed in one of the following three categories:

Level 1—Quoted market prices for identical assets or liabilities in active markets or observable inputs;

Level 2—Significant other observable inputs that can be corroborated by observable market data; and

Level 3—Significant unobservable inputs that cannot be corroborated by observable market data.

The carrying amounts of cash and cash equivalents, trade accounts receivable, notes and other receivables, accounts payable, accrued expenses and other approximate fair value because of the short-term nature of these items. The carrying amounts of outstanding short-term debt approximate fair value because interest rates over the term of these financial instruments approximate current market interest rates available to the Company. The current market price of outstanding long-term debt approximates fair value because the Company’s 11 3/4% Second Priority Senior Secured Notes due January 15, 2011 (the “11 3/4% Senior Notes”) were freely traded in the open market and the Company’s 13 1/4% Second Priority Senior Secured Notes due December 15, 2014 (the “13 1/4% Senior Notes”) are currently tradable under the Securities Act of 1933 Rule 144A, Private Resales of Securities to Institutions, in the open market.

The amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices approximates the fair value of derivative financial instruments. The Company did not have any foreign currency forward contracts outstanding as of December 31, 2009. The Company’s foreign currency forward contract with a notional amount of $11,800 as of December 31, 2008, had a fair value of ($31).

There were no changes to our valuation methodology for assets and liabilities measured at fair value during the year ended December 31, 2009.

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

Product Rebates, Price Protection and Vendor Program Incentives

The Company receives funds from vendors for price protection, product rebates, marketing and promotions and competitive programs, which are recorded as adjustments to product costs or selling, general and administrative expenses according to the nature of the program. Some of these programs may extend over one or more quarterly reporting periods. We recognize product rebates or other vendor program incentives when earned, based upon sales of qualifying products or as services are provided in accordance

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

with the terms of the related program. We estimate and record reserves for receivables on vendor programs for estimated losses resulting from vendors’ inability to pay or rejections of claims by vendors on a quarterly basis. These reserves require management’s judgment and are based upon aging, historical trends and data specific to each reporting period, management’s estimate of collectability and other factors.

Write-Off of Initial Public Offering Expenses

As of December 31, 2008, the Company wrote off $2,000 related to the pending initial public offering (“IPO”) transaction to take the Company public. The costs were recorded as an increase in operating expenses in the consolidated statement of operations as they were one-time charges that were not indicative of operations in the normal course of business and relate to a non-recurring transaction that would normally be netted against IPO proceeds. The Company did not write off or incur any additional costs related to the IPO transaction for the year ended December 31, 2009.

Restructuring Activities

The provision for restructuring relates to the estimated costs of reorganizations including the costs of closure or discontinuance of lines of activities. FASB ASC 420, Exit or Disposal Cost Obligations requires that a liability be recognized for those costs only when the liability is incurred. Liabilities related to one-time employee termination benefits are recognized ratably over the future service period if those employees are required to render services to the Company, if that period exceeds 60 days or a longer legal notification period. Employee termination benefits covered by a contract or under an ongoing benefit arrangement are recognized when it is probable that the employees will be entities to the benefits and the amounts can be reasonably estimated.

The Company’s management implemented restructuring and rebalancing actions designed to improve the Company’s efficiencies and profitability, strengthen its operations and reduce its costs in several of its In-country Operations in which the Company conducts business. The restructuring includes involuntary workforce reductions and employee benefits and other costs incurred in connection with vacating leased facilities. The Company incurred restructuring charges of $585 and $1,535, respectively, in 2009 and the fourth quarter of 2008. The restructuring charges were recorded in the Company’s statement of operations as an increase to the Company’s operating expenses for the years ended December 31, 2009 and 2008. There were no restructuring charges incurred by the Company during the year ended December 31, 2007.

Income Taxes

The Company accounts for the effects of income taxes resulting from activities during the current and preceding years in accordance with FASB ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases as measured by the enacted tax rates which will be in effect when these differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date under the law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized, unless it is more likely than not that such assets will be realized.

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

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

of the earnings of these international subsidiaries (for example, if we intend to use those distributions to meet our liquidity needs), we will be required to make a provision for the estimated resulting tax liability, which will be subject to the evaluations and judgments of uncertainties described above.

We conduct business globally and, as a result, one or more of our subsidiaries file income tax returns in U.S. federal, state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities in the countries in which we operate. We are currently under ongoing tax examinations in several countries. While such examinations are subject to inherent uncertainties, we do not currently anticipate that any such examination would have a material adverse impact on our audited consolidated financial statements.

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

FAS ASC 260, Earnings per Share requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company are treated as potential common shares outstanding in computing diluted net income (loss) per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid in capital when the award becomes deductible are assumed to be used to repurchase shares.

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

The following table sets forth the computation of basic and diluted net income (loss) per weighted average share of Common Stock:

	For the Years Ended December 31,
	2009	2008	2007
Numerator for basic and diluted net income (loss) per share of Common Stock:
Net income (loss)	$7,193	$(35,318)	$12,561

Denominator:
Denominator for basic net income (loss) per share of Common Stock – weighted average shares	102,852	102,182	102,182

Effect of dilutive securities:
Stock options and unvested restricted stock(1)	—	—	—

Denominator for diluted net income (loss) per common share, voting and Class B common share, non-voting - adjusted weighted average shares	102,852	102,182	102,182

Net income (loss) per share of Common Stock:
Basic	$69.94	$(345.63)	$122.93

Diluted	$69.94	$(345.63)	$122.93

(1)	The stock options were antidilutive during the years ended December 31, 2009, 2008 and 2007, as the fair value was below the exercise price. The shares of restricted common stock, non-voting were antidilutive during the year ended December 31, 2009 and 2008. There were no shares of restricted common stock, non-voting outstanding during the years ended December 31, 2007.

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Comprehensive Income (Loss)

FASB ASC 220, Comprehensive Income establishes standards for reporting and displaying comprehensive income and its components in the Company’s consolidated financial statements. Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources, comprised of net income (loss) and other comprehensive income (loss). Comprehensive income (loss) consisted of the following for the periods presented:

	For the Years Ended December 31,
	2009	2008	2007
Comprehensive income (loss)
Net income (loss)	$7,193	$(35,318)	$12,561
Foreign currency translation adjustments	741	(4,546)	(25)

Total comprehensive income (loss)	$7,934	$(39,864)	$12,536

Foreign currency translation adjustments were driven by our operations in Mexico of $741, ($4,546) and ($25), for the years ended December 31, 2009, 2008 and 2007, respectively. Accumulated other comprehensive income (loss), consisting of cumulative foreign currency gains (losses), included in shareholders’ equity totaled ($3,808), ($4,549) and ($3), as of December 31, 2009, 2008 and 2007, respectively.

Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). The new standard modifies the fair value requirements of ASC 605-25, Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of a selling price” in addition to Vendor Specific Objective Evidence, or VSOE, and Third Party Evidence, or TPE, for determining the selling price of a deliverable. ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the effect ASU 2009-13 may have on its audited consolidated financial statements.

Recently Adopted Accounting Guidance

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820)-Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 clarifies how entities should estimate the fair value of liabilities under the FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (formerly SFAS No. 157, Fair Value Measurements). ASU 2009-05 improves the consistency of the application of ASC 820 and reduces potential ambiguity in financial reporting when measuring the fair value of liabilities. The FASB issued ASU 2009-05 as a result of expressed concern that there may be a lack of observable market information to measure the fair value of a liability. This standard is effective for interim and annual periods beginning after August 28, 2009, which did not have a material impact on our audited consolidated financial statements.

In June 2009, the FASB issued ASC 810, Consolidation, (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)) regarding the consolidation of variable interest entities. ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods beginning after November 15, 2009, which did not have a material impact on its audited consolidated financial statements.

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

In June 2009, the FASB issued ASC 860, Transfers and Servicing (formerly SFAS No. 166, Accounting for Transfers of Financial Assets). ASC 860 requires more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. ASC 860 eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosure. This standard is effective for fiscal years beginning after November 15, 2009, which did not have a material impact on its audited consolidated financial statements.

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles (formerly SFAS No. 168, The “FASB Accounting Standards Codification”TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162) (“ASC 105”). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP, except for SEC rules and interpretive releases, which are sources of authoritative U.S. GAAP for SEC registrants. The standard is effective for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of the standard on September 30, 2009, which did not have a material impact on its audited consolidated financial statements.

In May 2009, the FASB issued ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) (“ASC 855”). ASC 855 establishes general accounting standards and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for fiscal years and interim periods ended after June 15, 2009. The Company adopted the provisions of the standard, which had no effect on its audited consolidated financial statements and subsequent events through the date of this filing. The Company evaluated subsequent events from January 1, 2010 to February 19, 2010, the date the Company issued its audited consolidated financial statements.

In April 2009, the FASB issued ASC 825, Financial Instruments (formerly Financial Staff Position (“FSP”) No. 107-1 and Accounting Principles Board (“APB”) 28-1 (FSP No. 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments) (“ASC 825”). ASC 825 requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. ASC 825 enhances consistency in financial reporting by increasing the frequency of fair value disclosures and is effective for interim and annual periods ending after June 15, 2009, and is to be applied prospectively. The Company adopted the provisions of the standard, which did not have an effect on its audited consolidated financial statements.

In April 2009, the FASB issued transition guidance Accounting Standards Codification (“ASC”) 820-10-65-4 Fair Value Measurements and Disclosures—Overall—Transition Guidance, the provisions of which have been incorporated in ASC 820-10-50-2 Fair Value Measurements and Disclosures—Overall—Disclosures (“ASC 820”). ASC 820-10-50-2 requires disclosures about fair value of financial instruments for interim reporting periods and annual financial statements of publicly traded companies. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of the standard and included its effect on its audited consolidated financial statements.

In March 2008, the FASB issued ASC 815, Derivatives and Hedging (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133) (“ASC 815”). ASC815 requires enhanced disclosures about an entity’s derivative and hedging activities including how and why an entity uses, how an entity accounts for derivative instruments; and related hedged items and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. ASC 805 is effective beginning January 1, 2009. The Company adopted the provisions of the standard and included its effect on its audited consolidated financial statements.

In February 2008, the FASB issued ASC 820, Fair Value Measurements and Disclosures (formerly FSP Financial Accounting Standard (“FAS”) No. 157-2, Effective Date of FASB Statement No. 157) which delayed the effective date for nonfinancial assets and nonfinancial liabilities until January 1, 2009. The Company adopted the provisions of the standard as of January 1, 2009, which did not have an effect on its audited consolidated financial statements.

In December 2007, the FASB issued ASC 805, Business Combinations (“ASC 805”), (formerly SFAS 141 (revised 2007), Business Combinations). ASC 805 expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. ASC 805 is

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted the provisions of the standard, which did not have an effect on its audited consolidated financial statements. However, if the Company enters into material business combinations in the future, a transaction may significantly impact the Company’s audited consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation. In particular, the 2008 gains from the Company’s repurchase of its 11 3/4% Senior Notes have been reclassified to operating activities from financing activities in the audited consolidated statements of cash flows.

Note 2. Business and Credit Concentrations

The Company principally sells products to a large base of resellers throughout Latin America and to agents in the U.S. for export to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No one customer accounts for more than 2.0% of sales for the years ended December 31, 2009, 2008 and 2007. The Company provides trade credit to its customers in the normal course of business. The collection of a substantial portion of the Company’s receivables is susceptible to changes in Latin American economies and political climates. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting the industry. The financial condition of its customers and the related allowance for doubtful accounts is continually reviewed by management.

Prior to extending credit, a customer’s financial history is analyzed and, if appropriate, forms of personal guarantees are obtained. SBA uses credit insurance and makes provisions for estimated credit losses. Substantially all of our Miami Operations’ foreign accounts receivable (other than accounts receivable owed by affiliates) are insured by Euler Hermes American Credit Indemnity Company. This credit insurance policy covers trade sales to non-affiliated buyers. The policy’s aggregate limit is $20,000 with an aggregate deductible of $1,500; the policy expires on August 31, 2010. In addition, 10.0% to 20.0% buyer coinsurance provisions apply, as well as sub-limits in coverage on a per-buyer and on a per-country basis. The policy also covers certain large, local companies that purchase directly from our In-country Operations in Argentina, Costa Rica, El Salvador, Guatemala, Jamaica and Peru. Our In-country operations in Chile insures certain customer accounts with Coface Chile, S.A. credit insurance company; the policy expires on October 31, 2010.

In some countries there are risks of continuing periodic devaluations of local currencies. In these countries, no hedging mechanism exists. The Company’s risks in these countries are that such devaluations could cause economic loss and negatively impact future sales since its product costs would increase in local terms after such devaluations.

The Company purchases products from various suppliers located in the U.S. and Asia. Products purchased from the Company’s top two vendors accounted for 19.1% and 6.5%, 17.4% and 7.7%, and 16.7% and 10.1%, of its total revenue for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 3. Property and Equipment, Net

Property and equipment, net consisted of the following for the periods presented:

	As of December 31,
	2009	2008
Property and equipment, net
Land	$735	$735
Building and leasehold improvements	8,410	8,039
Office furniture, vehicles and equipment	11,012	10,672
Warehouse equipment	2,438	2,445
Software	8,337	7,104

Total property and equipment	30,932	28,995
Less accumulated depreciation	(14,637)	(11,317)

Total property and equipment, net	$16,295	$17,678

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Property and equipment, net included approximately $2,764 and $3,528 of capitalized leases at December 31, 2009 and 2008, respectively. There was no interest expense capitalized to property and equipment during the years ended December 31, 2009, 2008 and 2007.

Note 4. Identifiable Intangible Assets, Net and Goodwill

Identifiable Intangible Assets, Net

Identifiable intangible assets, net consisted of the following for the periods presented:

As of December 31, 2009	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships	$3,630	$(1,662)	$(333)	$1,635	10.0
Tradenames	1,080	(1,035)	(22)	23	3.5
Non-compete agreements	730	(730)	—	—	3.0
Patents – TGM S.A.	5	(5)	—	—

Total identifiable intangible assets, net	$5,445	$(3,432)	$(355)	$1,658

As of December 31, 2008	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships	$3,630	$(1,299)	$(512)	$1,819	10.0
Tradenames	1,080	(927)	(34)	119	3.5
Non-compete agreements	730	(730)	—	—	3.0
Patents – T.G.M. S.A.	5	(5)	—	—

Total identifiable intangible assets, net	$5,445	$(2,961)	$(546)	$1,938

On June 23, 2005, the Company acquired a 100.0% interest in Centel, a distributor of IT products and peripherals located in Mexico. In connection with the acquisition, the Company acquired $5,440 in identifiable intangible assets of Centel, including $3,630 for acquired customer relationships with a 10 year useful life, $1,080 for tradenames with a 3.5 year weighted average useful life and $730 for non-compete agreements with a three year useful life. Centel is included as a wholly-owned subsidiary in the Company’s consolidated financial statements and its results of operations in the consolidated statements of operations. For the years ended December 31, 2009, 2008 and 2007, the Company recorded amortization expense related to the intangible assets of $471, $572 and $827, respectively. There was no impairment charge for identifiable intangible assets for the years ended December 31, 2009, 2008 and 2007.

Expected future identifiable intangible asset amortization as of December 31, 2009, is as follows:

Fiscal Years
2010	$386
2011	363
2012	363
2013	363
2014	183
Thereafter	—

$1,658

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets. In connection with our annual impairment test, we use current market capitalization, control premiums, discounted cash flows and other factors as the best evidence of fair value and to determine if our goodwill is impaired. The 2008 impairment test resulted in a substantially lower value attributable to our goodwill. The impairment charge represents the extent to which the carrying values exceed the fair value attributable to the goodwill. Fair values were determined based upon market conditions, the income approach which utilized cash flow projections and other factors.

The changes in the carrying amount of goodwill for the year ended December 31, 2009, are as follows:

	Miami Operations	In-Country Operations	Total
Balance as of January 1, 2009
Goodwill	$11,531	$20,794	$32,325
Accumulated impairment losses	(11,531)	(7,246)	(18,777)

Total goodwill	—	13,548	13,548
Goodwill acquired during the year	—	—	—
Impairment losses	—	—	—
Accumulated foreign currency translation effect	—	156	156

Balance as of December 31, 2009
Goodwill	$11,531	20,950	32,481
Accumulated impairment losses	(11,531)	(7,246)	(18,777)

Total goodwill	$—	$13,704	$13,704

Goodwill balance was $13,704 and $13,548 as of December 31, 2009 and 2008, respectively. For the year ended December 31, 2009, the carrying amount of the goodwill increased by $156 which relates to the cumulative foreign currency translation effect of the Mexican Peso. There was no impairment charge for goodwill for the years ended December 31, 2009 and 2007. We recorded a goodwill impairment charge of $18,777 during the year ended December 31, 2008. For the year ended December 31, 2008, the carrying amount of the goodwill decreased by $20,709, of which $1,932 relates to the cumulative foreign currency translation effect of the Mexican Peso and $18,777 relates to the goodwill impairment charge. We recorded a goodwill impairment charge of $11,531 related to our Miami Operations and $7,246 related to our In-country Operations, particularly $4,086 in Mexico, $1,294 in Guatemala, $1,157 in Jamaica, $471 in El Salvador and $238 in Argentina.

Note 5. Lines of Credit

The Company has lines of credit, short-term overdraft and credit facilities with various financial institutions in the countries in which the Company conducts business. Many of the In-country Operations also have limited credit facilities. These credit facilities fall into the following categories: asset-based financing facilities, letters of credit and performance bond facilities, and unsecured revolving credit facilities and lines of credit. The lines of credit are available sources of short-term liquidity for the Company.

The outstanding balance of lines of credits consisted of the following for the periods presented:

	As of December 31,
	2009	2008
Lines of credit
SBA – Miami	$9,165	$23,643
Intcomex Peru S.A.C.	2,443	3,942
Intcomex de Ecuador, S.A.	1,000	522
TGM S.A. – Uruguay	714	1,617
Intcomex de Guatemala, S.A.	664	300

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

	As of December 31,
	2009	2008
Computación Monrenca Panama, S.A.	501	—
Intcomex Costa Rica Mayorista en Equipo de Cómputo, S.A.	242	—
Intcomex Colombia, LTDA	—	1,017

Total lines of credit	$14,729	$31,041

As of December 31, 2009 and 2008, the total amounts available under the credit facilities were $17,055 and $14,447, respectively. The change in the outstanding balance was primarily attributed to the decreased borrowing by SBA resulting from the new three-year revolving credit facility that replaced SBA’s existing revolving credit facility on December 22, 2009. The change was also attributed to a reduction in the borrowing requirements related to our operations in Peru and Uruguay, slightly offset by the increased borrowing by our subsidiaries in Ecuador, Guatemala, Panama and Costa Rica to meet local working capital requirements.

SBA Miami – Senior Secured Revolving Credit Facility

On December 22, 2009, SBA closed a senior secured revolving credit facility (the “Senior Secured Revolving Credit Facility”) with Comerica Bank pursuant to SBA and Comerica Bank’s commitment letter dated October 23, 2009 to replace the existing revolving credit facility with a new three-year facility.

The aggregate size of the facility is $20,000 (with a possible increase of an additional $10,000) including $200 of letter of credit commitments, and a capital expenditures limit of $1,000. The facility matures in January 2013. Under the Senior Secured Revolving Credit Facility, at SBA’s option, interest is due monthly and the amounts due bear interest at the daily adjustable LIBOR rate (at no time less than 2.0%) plus 3.5%, unless in the event of a default when interest will accrue at a rate equal to 3.0% per annum above the otherwise applicable rate. In addition, SBA will pay an administrative fee of $30,000 per annum and a facility fee equal to 0.50% of the aggregate amount of the revolving credit commitment, payable quarterly in arrears. Additional customary fees will be payable upon the issuance of letters of credit.

The Senior Secured Revolving Credit Facility contains a number of covenants that, among other things, restrict SBA’s ability to (i) incur additional indebtedness; (ii) make certain capital expenditures; (iii) guarantee certain obligations; (iv) create or allow liens on certain assets; (v) make investments, loans or advances; (vi) pay dividends, make distributions or undertake stock and other equity interest buybacks; (vii) make certain acquisitions; (viii) engage in mergers, consolidations or sales of assets; (ix) use the proceeds of the revolving credit facility for certain purposes; (x) enter into transactions with affiliates in non-arms’ length transactions; (xi) make certain payments on subordinated indebtedness; and (xii) acquire or sell subsidiaries. The Senior Secured Revolving Credit Facility also requires SBA to maintain certain ratios of debt, income, net worth and other restrictive financial covenants.

Borrowings under the new Senior Secured Revolving Credit Facility are secured on a first priority basis with all the assets of SBA. Amounts borrowed under the facility could be repaid and re-borrowed at any time during the term of the facility. Borrowing capacity is established monthly based on certain parameters established under the facility. Advances under the facility were provided based on 85.0% of eligible domestic and foreign accounts receivable plus 60.0% of eligible domestic inventory, less any credit facility reserves. The credit facility contained certain financial and non-financial covenants, including but not limited to, maintenance of a minimum level of tangible effective net worth, as defined and annual limitations on capital expenditures.

On August 25, 2005, SBA entered into a revolving credit facility with Comerica Bank (the “Revolving Credit Facility”) with a maturity date of January 1, 2010. As of December 31, 2008, SBA had $30,000 available under the Revolving Credit Facility, including $1,400 of letter of credit commitments, and a capital expenditures limit of $1,000. Borrowings against the Revolving Credit Facility had interest at the Eurodollar rate plus 3.5% due monthly and were secured on a first priority basis with all the assets of SBA. The Revolving Credit Facility contained certain financial and non-financial covenants, including but not limited to, maintenance of a defined minimum level of tangible effective net worth and annual limitations on capital expenditures. Borrowing capacity was determined monthly based on certain parameters established under the facility and amounts borrowed under the Revolving Credit Facility were required to be repaid and re-borrowed at any time during the term of the facility. Advances under the Revolving Credit Facility were provided based on 85.0% of eligible domestic accounts receivable and 85.0% of eligible foreign accounts receivable plus 60.0% of eligible domestic inventory, less any credit facility reserves.

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

On March 20, 2009, SBA obtained a waiver to the Revolving Credit Facility from Comerica Bank for its senior debt to tangible effective net worth ratio, minimum tangible effective net worth and net income as of December 31, 2008. SBA also obtained an amendment to the facility for the definitions of the borrowing base, revolving credit note and SBA’s permitted investments. The amendment allowed SBA to issue commercial letters of credit and standby letters of credit, not to exceed $2,000 at any one time outstanding. Borrowings against the Revolving Credit Facility bore interest at the daily adjustable LIBOR rate (at no time less than 2.0%) plus the applicable margin of 4.0%. SBA was required to provide accounts payable aging, insurance and borrowing base certificates on a bi-weekly basis, and maintain monthly stated levels of EBITDA. SBA and its guarantor were required to maintain quarterly stated levels of net income, effective March 31, 2009 to December 31, 2009.

As of December 31, 2009, SBA’s outstanding draws against the Senior Secured Revolving Credit Facility were $5,853 and the remaining amount available was $10,835. As of December 31, 2008, SBA’s outstanding draws against the Revolving Credit Facility were $21,476 and the remaining amount available was $4,957. As of December 31, 2009 and 2008, SBA’s outstanding checks issued in excess of bank balances were $3,312 and $2,167, respectively, and outstanding stand-by undrawn letters of credit were $19,800 and $11,150, respectively. As of December 31, 2009, the Company was in compliance with all of the covenants under the Senior Secured Revolving Credit Facility.

Intcomex Peru S.A.C.

Intcomex Peru S.A.C. (“Intcomex Peru”) has four lines of credit with two financial institutions. The lines are collateralized with a guarantee from Holdings. The lines of credit carry interest rates ranging from 3.0% to 11.0%, each of which matures in January 2011.

Intcomex de Ecuador, S.A.

Intcomex de Ecuador, S.A. (“Intcomex Ecuador”) had two lines of credit with a local financial institution. The lines of credit had interest rates of 9.3% and 9.8% and mature in March 2010.

T.G.M. S.A.

TGM S.A. – Uruguay (“Intcomex Uruguay”) has one line of credit with a local financial institution. The line of credit carries an interest rate of 8.0% and matures in June 2010.

Intcomex de Guatemala, S.A.

Intcomex de Guatemala, S.A. (“Intcomex Guatemala”) has a line of credit with a local financial institution. The line of credit have interest rate of 9.0%, which matures in May 2012.

Computación Monrenca Panama, S.A.

Computación Monrenca Panama, S.A. (“Intcomex Panama”) had a line of credit with a local financial institutions carrying an interest rate ranging from 7.0% to 9.0%, which matures in June 2010.

Intcomex Costa Rica Mayorista en Equipo de Cómputo, S.A

Intcomex Costa Rica Mayorista en Equipo de Cómputo, S.A. (“Intcomex Costa Rica”) had one line of credit with a local financial institutions carrying an interest rate of LIBOR plus 7%, which matures in August 2010.

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Note 6. Long-Term Debt

Long-term debt consisted of the following for the periods presented:

	As of December 31,
	2009	2008
Long-term debt, net of current portion
Intcomex, Inc. – 13 1/4% Senior Notes, net of $6,684 discount	$113,346	$—
Intcomex, Inc. – 11 3/4% Senior Notes, net of $1,132 discount	—	103,630
SBA – Capital lease	847	1,135
Intcomex Peru – Collateralized notes	579	721
Other, including various capital leases	210	379

Total long-term debt	114,982	105,865
Current maturities of long-term debt	(557)	(617)

Total long-term debt, net of current portion	$114,425	$105,248

Annual maturities of long-term debt as of December 31, 2009 are as follows:

Fiscal Years
2010	$557
2011	5,549
2012	5,413
2013	10,147
2014 and thereafter	100,000

$121,666

Intcomex, Inc. – 13 1/4% Senior Notes

On December 10, 2009, the Company completed a private offering (the “13 1/4% Senior Notes Offering”) to eligible purchasers of $120,000 aggregate principal amount of its 13 1/4% Senior Notes due December 15, 2014 with an interest rate of 13.25% per year, payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2010. The 13 1/4% Senior Notes were offered at an initial offering price of 94.43% of par, or an effective yield to maturity of approximately 14.875%.

The Company used the net proceeds from the 13 1/4% Senior Notes Offering to, among other things, repay borrowings under its Senior Secured Revolving Credit Facility, fund the repurchase, redemption or other discharge of its 11 3/4% Senior Notes, for which it conducted a tender offer, and for general corporate purposes. The 13 1/4% Senior Notes are guaranteed by all of the Company’s existing and future domestic restricted subsidiaries that guarantee its obligations under the Senior Secured Revolving Credit Facility.

In connection with the 13 1/4% Senior Notes Offering, the Company and certain subsidiaries of the Company that guaranteed the Company’s obligations (the “Guarantors”) entered into an indenture (the “13 1/ 4 % Senior Notes Indenture”) with The Bank of New York Mellon Trust Company, N.A., (the “Trustee”), relating to the issuance by the Company of $120,000 aggregate principal amount of the 13 1/4% Senior Notes due 2014. The 13 1/4% Senior Notes were sold in a private placement transaction. The Company’s obligations under the 13 1/4% Senior Notes and the Guarantors’ obligations under the guarantees will be secured on a second priority basis by a lien on 100% of the capital stock of certain of the Company’s and each Guarantor’s directly owned domestic restricted subsidiaries; 65% of the capital stock of the Company’s and each Guarantor’s directly owned foreign restricted subsidiaries; and substantially all the assets of SBA, to the extent that those assets secure the Company’s Senior Secured Revolving Credit Facility with Comerica Bank, subject to certain exceptions.

Subject to certain requirements, the Company is required to redeem $5,000 aggregate principal amount of the 13 1/4% Senior Notes on December 15 of each of the years 2011 and 2012 and $10,000 aggregate principal amount of the 13 1/4% Senior Notes on December 15, 2013 at a redemption price equal to 100% of the aggregate principal amount of the 13 1/4% Senior Notes to be redeemed, together with accrued and unpaid interest to the redemption date subject to certain requirements. The Company may

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

redeem the 13 1/4% Senior Notes, in whole or in part, at any time prior to December 15, 2012 at a price equal to 100% of the aggregate principal amount of the 13 1/4% Senior Notes plus a “make-whole” premium. At any time prior to December 15, 2012, the Company is required to redeem up to 35% of the aggregate principal amount of the 13 1/4% Senior Notes with the net cash proceeds of certain equity offerings and up to 10% of the original aggregate principal amount of the 13 1/4% Senior Notes (but no more than once in any 12-month period) if an initial public offering occurs on or prior to December 15, 2012, at a price equal to 113.25% of the principal amount of the 13 1/4% Senior Notes.

On December 22, 2009, the Company, the Trustee and the Guarantors executed a second supplemental indenture (the “11 3/4% Senior Notes Second Supplemental Indenture”) as a result of the receipt of tenders and related consents from the holders of at least two thirds in principal amount of the 11 3/4% Senior Notes, in response to the Company’s tender offer and consent solicitation. The 11 3/4% Senior Notes Second Supplemental Indenture amends the indenture governing the 11 3/4% Senior Notes to delete or make less restrictive substantially all of the restrictive covenants contained in such indenture (other than requirements to make an offer for the 11 3/4% Senior Notes in the event of certain asset sales), to delete events of default relating to covenant defaults, cross-defaults and judgments against the Company, to make conforming and related changes to the indenture, to reduce the minimum redemption notice period from 30 days to three days.

Also on December 22, 2009, in connection with the 13 1/4% Senior Notes Offering, certain of the Company’s existing shareholders and their affiliates contributed $20,001 of new capital in exchange for newly-issued shares of the Company’s common stock. Certain of the Company’s existing shareholders and their affiliates contributed $20,001 of new capital in exchange for 27,175 newly-issued shares of our Class B Common Stock, non-voting, through a subscription agreement. The capital contribution consisted of the redemption and cancellation of $15,144 face value of the 11 3/4% Senior Notes, $890 of tender premium paid on the settlement of the 11 3/4% Senior Notes and additional cash of $3,967.

For the year ended December 31, 2009, we recorded additional paid in capital of $20,001 related to the 13 1/4% Senior Notes. The Company did not record additional paid in capital related to our 13 1/4% Senior Notes for the year ended December 31, 2008. As of December 31, 2009, $113,346 of the 13 1 /4% Senior Notes remained outstanding and as of December 31, 2008, there were no 13 1/4% Senior Notes outstanding.

Intcomex, Inc. – 11 3/4% Senior Notes

On August 25, 2005, the Company consummated a high yield debt offering of $120,000 in aggregate principal amount of 11 3/4% Senior Notes, due January 15, 2011. The 11 3/4% Senior Notes were sold at 99.057 of face value and carry a coupon rate of 11 3/4% and are a second priority senior secured obligation of the Company. The 11 3/4% Senior Notes are secured with 100.0% of the common shares of Holdings and SPC-I, 65.0% of the common shares of IXLA, with a second priority lien on the assets of SBA. The proceeds of the offering were used to repay existing indebtedness, pay a dividend to shareholders, and pay fees and expenses associated with the debt offering with the remaining balance to be used for general corporate purposes. On December 14, 2006, the Company completed the exchange of 100.0% of the outstanding principal of the 11 3/4% Senior Notes for SEC registered publicly tradable notes that have substantially identical terms and conditions as the initial notes. On or after January 15, 2007, the Company was eligible to redeem a portion or all of the 11 3/4% Senior Notes.

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

On January 13 and 14, 2009, the Company repurchased $1,000 of its 11 3/4% Senior Notes in arm’s length transactions on each day, at 40.00 of face value plus accrued interest. On February 11 and 23, 2009, the Company repurchased $1,500 and $1,560, respectively, of its 11 3/4% Senior Notes in arm’s length transactions, at 36.00 of face value plus accrued interest. On March 26, 2009, the Company repurchased $1,025 of its 11 3/4% Senior Notes in arm’s length transactions, at 36.00 of face value plus accrued interest. On June 23, 2009, the Company repurchased $1,000 of its 11 3/4% Senior Notes in arm’s length transactions, at 40.38 of face value plus accrued interest. On July 15, 2009, the Company made a mandatory interest payment of $5,754 on its 11 3/4% Senior Notes.

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

On December 8, 2009, the Company commenced a cash tender offer for any and all of its $96,915 aggregate principal amount of 11 3/4% Senior Notes which expired on January 6, 2010, unless extended or earlier terminated (the “11 3 /4% Senior Notes Expiration Date”), to provide holders who validly tender their 11 3/4% Senior Notes on December 21, 2009, unless extended or earlier terminated (the “11 3/4% Senior Notes Payment Deadline”), the ability to receive $1.0075 payable in cash, for each $1 principal amount of 11 3/4% Senior Notes accepted for payment, which amount included a consent payment of $0.30 per $1 principal amount and accrued and unpaid interest up to, but not including, the applicable payment date. The 11 3/4% Senior Notes tendered on or prior to the 11 3/4% Senior Notes Payment Deadline received payment on December 22, 2009. Holders who validly tendered their 11 3/4% Senior Notes after the 11 3/4% Senior Notes Payment Deadline but on or prior to the 11 3/ 4% Senior Notes Expiration Date received $0.9775, payable in cash, for each $1 principal amount of 11 3/4% Senior Notes accepted for purchase and accrued and unpaid interest through the applicable payment date. The 11 3/4% Senior Notes tendered after the 11 3/4% Senior Notes Payment Deadline but before the 11 3/4% Senior Notes Expiration Date received payment promptly following the expiration of the offer. The Company financed the tender offer with the net cash proceeds of the new 13 1/4% Senior Notes Offering. The closing of the tender offer was conditioned, among other things, on the Company’s successful completion of the 13 1/4% Senior Notes Offering.

The Company recognized a gain on the redemption of its 11 3/4% Senior Notes of $4,411 and $3,470, respectively, for the years ended December 31, 2009 and 2008, which is included in other expense (income), net in the consolidated statements of operations. As of December 31, 2008, $103,630, net of current portion, of the 11 3/4% Senior Notes remained outstanding. As of December 31, 2009 $1,400 of the 11 3/4% Senior Notes remained outstanding and were redeemed through payment to the Trustee for settlement on January 15, 2010.

On January 15, 2010, $1,400 of the 11 3/4% Senior Notes not tendered in the early tender redemption period, were redeemed from the proceeds held by the Trustee, in accordance with the terms of the 11 3/4% Senior Notes Second Supplemental Indenture.

SBA – Capital lease

On April 30, 2007, SBA entered into a lease agreement with Comerica Bank in the principal amount of $1,505 for the lease of the Miami office and warehouse equipment. Interest is due monthly at 6.84% of the total equipment costs and all outstanding amounts are due April 30, 2012. As of December 31, 2009 and 2008, $847 and $1,135, respectively, remained outstanding under the lease agreement.

The Company’s effective borrowing rate was 13.1%, 12.4% and 12.6% as of December 31, 2009, 2008 and 2007, respectively.

Note 7. Income Taxes

Income tax provision consists of the following for the periods presented:

	For the Years Ended December 31,
	2009	2008	2007
Income tax provision
Current expense (benefit):
Federal and state	$65	$81	$25
Foreign	3,255	4,856	6,850

Total current expense	3,320	4,937	6,875

Deferred (benefit) benefit:
Federal and state	(65)	(3,007)	(4,026)
Foreign	(411)	(335)	(1,982)

Total deferred benefit	(476)	(3,342)	(6,008)

Total income tax provision	$2,844	$1,595	$867

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

A reconciliation of the statutory federal income tax rate and effective rate as a percentage of income before provision for income taxes consisted of the following for the periods presented:

	For the Years Ended December 31,
	2009	%	2008	%	2007	%
Effective tax rate
(Loss) income before provision for income taxes:
U.S.	$(9,028)		$(25,412)		$(10,556)
Foreign	19,065		(8,311)		23,984

Income (loss) before provision for income taxes	$10,037		($33,723)		$13,428

Tax at statutory rate	$3,413	34%	$(11,466)	(34)%	$4,565	34%
State income taxes, net of federal income tax (benefit) provision	(360)	(4)%	(700)	(2)%	(602)	(4)%
Non-deductible impairment charge	—	—	6,384	19%	—	—
Effect of tax rates on non-U.S. operations	(2,943)	(29)%	3,144	9%	(3,071)	(23)%
Effect of tax rates on subpart F income	1,104	11%	—	—	—	—
Change in valuation allowance	1,630	16%	4,233	13%	(25)	—

Effective tax provision	$2,844	28%	$1,595	5%	$867	7%

Our effective tax rate was 28% and 5% for the years ended December 31, 2009 and 2008, respectively. The increase in the effective tax rate was primarily due to the existence of taxable earnings in several of our foreign operations and the recognition of subpart F income, offset slightly by the absence of non-taxable income in our U.S. operations.

The Company’s net deferred tax assets were attributable to the following for the periods presented:

	As of December 31,
	2009	2008
Deferred tax assets
Current assets:
Allowance for doubtful accounts	$1,053	$960
Inventories	633	725
Accrued expenses	738	621
Other	140	296

Total current assets	2,564	2,602

Non-current assets:
Tax goodwill	864	864
Net operating losses	15,520	13,225
Other	1,164	974
Valuation allowances	(6,432)	(4,802)

Total non-current assets	11,116	10,261

Total deferred tax assets	$13,680	$12,863

Deferred tax liabilities
Current liabilities:
Inventories	$(231)	$(328)

Total current liabilities	(231)	(328)

Non-current liabilities:
Fixed assets	(1,923)	(1,467)
Amortizable intangible assets	(614)	(746)

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

	As of December 31,
	2009	2008
Inventories	(246)	(132)

Total non-current liabilities	(2,783)	(2,345)

Total deferred tax liabilities	(3,014)	(2,673)

Net deferred tax assets	$10,666	$10,190

As of December 31, 2009 and 2008, the balance of SBA’s tax goodwill was $2,297 and 2,953, respectively. SBA recorded tax goodwill of approximately $9,843 in July 1998, which is being amortized for tax purposes over 15 years. SBA established $262 of deferred tax assets for foreign withholding taxes paid in El Salvador during 2005.

As of December 31, 2009, the Company’s U.S. federal and state of Florida net operating losses (“NOLs”) resulted in $13,271 of deferred tax assets, which will begin to expire in 2026. The Company analyzed the available evidence related to the realization of the deferred tax assets, considered the current downturn in the recent global economic environment and determined it is now more likely than not that the Company will not recognize a portion of its deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies.

As of December 31, 2009 and 2008, the Company recorded a valuation allowance of $6,432 and $4,802, respectively, against the respective NOLs, of which $4,467 and $2,723, respectively, related to the U.S. and $1,965 and $2,079, respectively, related to our In-country Operations, as management did not believe that it would fully realize their benefit at this time.

As of December 31, 2009, Intcomex Argentina S.R.L. (“Intcomex Argentina”) had $4,023 in NOLs resulting in $1,408 of deferred tax assets, which will begin to expire in 2011. The Company recorded a valuation allowance of $1,408 against this NOL, as management does not believe that it will realize its full benefit at this time.

As of December 31, 2009, Intcomex SPC-1 Mexico had $1,096 in NOLs resulting in $307 of deferred tax assets, which will expire in 2018. The Company recorded a $307 valuation allowance against this NOL, as management does not believe that it will realize its full benefit at this time.

As of December 31, 2009, Intcomex Colombia LTDA (“Intcomex Colombia”) had $830 in NOLs resulting in $275 of deferred tax assets related to a NOL carryforward. Management established a $250 valuation allowance against the deferred tax assets pending Intcomex Colombia’s further growth in taxable income. Colombia allows for an eight year carryforward on NOLs, which expires in 2013.

As of December 31, 2009, the Company did not recognize any subpart G income related to intercompany loans from its foreign affiliates. As of December 31, 2009, the Company recognized $3,248 in subpart F income, as the Company considers this a one-time event and therefore, did not provide additional tax provisions for future realization of subpart F income.

The Company’s NOLs consisted of the following for the periods presented:

	Years Ended December 31,
	2009			2008
	Gross NOL	NOL-Deferred Tax Asset	Valuation Allowance	Gross NOL	NOL-Deferred Tax Asset	Valuation Allowance
U.S. federal and state	$34,723	$13,271	$4,467	$28,745	$10,881	$2,723
Foreign
Intcomex Argentina , S.R.L.	4,023	1,408	1,408	4,348	1,522	1,522
Intcomex Colombia	830	275	250	830	275	250
Intcomex Jamaica Ltd.	720	251	—	720	240	—
Intcomex SPC-1 Mexico	1,096	307	307	1,096	307	307

Total foreign	6,669	2,241	1,965	6,994	2,344	2,079

Total	$41,392	$15,512	$6,432	$35,739	$13,225	$4,802

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

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

Note 8. Fair Value of Derivative Instruments

The Company accounts for its derivative instruments and hedging activities in accordance with FASB ASC 815, Derivatives and Hedging. The Company is exposed to certain risks related to its ongoing business operations. By using derivative instruments, the Company manages its primary risks including foreign currency price risk. The Company enters into forward contracts on various foreign currencies to manage the price risk associated with forecasted purchases of inventory used in the Company’s normal business activities. The Company provides enhanced disclosures of its derivative instruments including how and why it uses derivative instruments, how it accounts for derivative instruments and related hedged items and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows.

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

There were no derivatives designated as hedging instruments outstanding as of December 31, 2009 and 2007. As of December 31, 2008, the total notional amount of the foreign currency forward contracts was $11,800, relating to derivative instruments in two of our In-country Operations. A summary of the location and amounts of the fair value in the consolidated balance sheets and derivative losses in the statements of operations related to the Company’s derivatives designated as hedging instruments during the periods presented, consisted of the following:

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Effect of Derivative Instruments on the Consolidated Balance Sheets as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008
	Fair Value(1)(2)	Fair Value(1)(2)
Derivatives instruments:
Foreign currency forward	$—	$31

Total	$—	$31

Effect of Derivative Instruments on the Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007:

	For the Years Ended December 31,
	2009	2008	2007
	(Gain)/Loss(3)	(Gain)/Loss(3)	(Gain)/Loss(3)
Derivatives instruments:
Foreign currency forward	$—	$31	$—

Total	$—	$31	$—

(1)	– Other observable inputs (Level 2).
(2)	– Recorded in accounts payable in the consolidated balance sheets.
(3)	– Recorded in other expense (income) in the consolidated statements of operations.

Note 9. Share-Based Compensation

The Company recognizes compensation expense for its share-based compensation plans utilizing the modified prospective method for awards issued, modified, repurchased or canceled under the provisions of FASB ASC 718, Compensation-Stock Compensation. Share-based compensation expense is based on the fair value of the award and measured at grant date, recognized as an expense in earnings over the requisite service period and is recorded in salaries, wages and benefits in the consolidated statements of operations as part of selling, general and administrative expenses.

Total compensation expense for share-based compensation arrangements charged against income were $249, $313 and $199, respectively, for the years ended December 31, 2009, 2008 and 2007. Compensation expense of $188 and $281, respectively, related to the stock options issued pursuant to the 2007 Founders’ Grant Stock Option Plan (the “2007 Founders’ Option Plan”) and $61 and $32 respectively, related to the restricted shares of Class B common stock, non-voting, issued pursuant to the 2008 Restricted Stock Issuances was charged against income during the years ended December 31, 2009 and 2008. Compensation expense of $199 related to the stock options issued pursuant to the 2007 Founders’ Option Plan for the year ended December 31, 2007. There was no compensation expense related to the restricted shares of Class B common stock, non-voting, charged against income during the year ended December 31, 2007, as there were no restricted shares issued or outstanding during the year.

As of December 31, 2009 and 2008, there were $203 and $521, respectively, of total outstanding compensation costs for unvested share-based compensation arrangements, of which $56 and $363, respectively, related to the stock options and $147 and $158, respectively, related to the restricted shares of Class B common stock, non-voting. As of December 31, 2007, there was $672 of total outstanding compensation costs for unvested share-based compensation arrangements related to the stock options. There were no outstanding compensation costs for unvested share-based compensation arrangements related to the restricted shares of Class B common stock, non-voting as of December 31, 2007, as there were no restricted shares issued or outstanding during the year. These compensation costs will be recognized over a weighted average period of 2.0 years.

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Stock Options

There were no stock options granted during the years ended December 31, 2009 and 2008. As of December 31, 2009 and 2008, the number of options vested was 853 and 497, respectively. The options were antidilutive as of December 31, 2009 and 2008, as the fair value of the options was below the exercise price of the options.

A summary of the stock option activity under the 2007 Founders’ Option Plan and changes during the periods presented, consisted of the following:

	Outstanding Shares	Weighted-Average Exercise Price per Share	Exercisable Shares
Balance at January 1, 2007	1,540	$1,077	—
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	—	—	—

Balance at December 31, 2007	1,540	$1,077	—
Granted	—	—	513
Exercised	—	—	—
Forfeited or expired	(50)	—	(16)

Balance at December 31, 2008	1,490	$1,077	497
Granted	—	—	426
Exercised	—	—	—
Forfeited or expired	(210)	$1,077	(70)

Balance at December 31, 2009	1,280	$1,077	853

The fair value of the options was determined using the Black-Scholes option pricing model as of April 23, 2007, the measurement date or the date the Company received unanimous approval from shareholders for the 2007 Founders’ Option Plan. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options. This model requires the input of subjective assumptions, including expected price volatility and term. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options. Projected data related to the expected volatility and expected life of stock options is typically based upon historical and other information. The fair value of the options granted in 2007 was estimated at the date of grant using the following assumptions:

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

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Restricted Shares of Common Stock

In February 2008, our Board of Directors authorized, and in June 2008, our shareholders approved, the issuance of 73 restricted shares of Class B common stock, non-voting, with a three year cliff vesting period to our director Mr. Henriques, as the initial equity consideration for his election to the Board of Directors and 41 restricted shares of Class B common stock, non-voting, with a three year cliff vesting period to each of our director Mr. Madden and our former director Ms. Miltner, as their annual equity consideration for board membership, (collectively the “2008 Restricted Stock Issuances”). In January 2009, Ms. Miltner surrendered her right to the restricted shares of Class B common stock, in accordance with the terms of her resignation agreement with the Company.

In May 2009, our Board of Directors authorized and our shareholders approved the issuance of 96 restricted shares of Class B common stock, non-voting, with a three year cliff vesting period to each of our directors Messrs. Henriques and Madden, as their annual equity consideration for board membership, (collectively the “2009 Restricted Stock Issuance”).

In September 2009, our Board of Directors approved, subject to shareholder approval, the designation of an additional 1,000 shares of Class B common stock, non-voting, to be reserved for the grant of restricted stock to our Board of Directors.

During the years ended December 31, 2009 and 2008, there were 192 restricted shares of Class B common stock, non-voting, granted under the 2009 Restricted Stock Issuance and 155 restricted shares of Class B common stock, non-voting, granted under the 2008 Restricted Stock Issuances to certain independent, non-employee directors, respectively. The restricted shares of Class B common stock, non-voting were antidilutive.

A summary of the unvested restricted shares of Class B common stock, non-voting award activity under the 2008 Restricted Stock Issuances and 2009 Restricted Stock Issuance and changes during periods presented consisted of the following:

	Restricted Common Stock, Non-voting (in shares)	Fair Value per Share (in dollars)
Unvested Balance at January 1, 2008	—	—
Granted	155	$1,225	(1)
Vested	—	—
Forfeited	—	—

Unvested Balance at December 31, 2008	155	$1,225

Granted	192	$521	(2)
Vested	—	—
Forfeited	(41)	$1,225

Unvested Balance at December 31, 2009	306	$1,040	(3)

(1)	The fair value was estimated by the Company on the date the Company received unanimous shareholder approval of the grant.
(2)	The fair value was determined by independent valuation experts as of the date the Company received unanimous shareholder approval of the grant.
(3)	The fair value was determined using the weighted-average fair value per share to reflect the portion of the period during which shares were outstanding.

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Note 10. Commitments and Contingencies and Other

Commitments and Contingencies

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

Litigation

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

In the second quarter of 2008, the Company recorded a provision for potential payroll tax and value added tax ("VAT") exposure related to its operations in a foreign jurisdiction in which the Company conducts business, in the amount estimated to be approximately to be $400, all of which affected the Company’s operating expenses. In addition, the Company recorded a provision of $100 for the professional audit and legal fees incurred to determine the amount of unrecognized potential payroll tax and VAT exposure. The Company is subject to VAT for products sold at the time a product is resold at an applicable VAT rate. The Company recognized certain VAT deductions that could be disallowed and believes it is subject to a tax assessment with respect to the VAT filings for the years ended December 31, 2003 through 2007. The Company is obligated to comply with withholding and social security tax rules in foreign jurisdictions where persons perform ‘fees for services’ work for the Company. The Company is obligated to remit withholding and social security taxes on behalf of these service providers for performing functions in the ordinary course of business for the Company as opposed to delivering specialized professional services in the foreign jurisdiction.

Leases

The Company leases office, warehouse facilities, and warehouse equipment under non-cancelable operating leases, including a 10-year lease for 221,021 square feet of office and warehouse space in Miami, Florida. The commencement date of the lease was May 1, 2007, with a base rent expense of $146 and an annual 3.0% escalation clause.

Rental expense was $4,225, $4,670 and $4,089, for the years ended December 31, 2009, 2008 and 2007, respectively.

Future minimum lease payments from December 31, 2009 consisted of the following:

Fiscal Years
2010	$2,473
2011	4,017
2012	3,725
2013	3,283
2014 and thereafter	9,659

$23,157

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Note 11. Additional Paid in Capital

As of December 31, 2009 and 2008, additional paid in capital was $41,388 and $21,138, respectively.

Total compensation expense for share-based compensation arrangements charged against income were $249 and $313 for the years ended December 31, 2009 and 2008, respectively. For a detailed discussion of the share-based compensation, see “Note 9. Share-Based Compensation” in these Notes to Audited Consolidated Financial Statements.

For the year ended December 31, 2009, the Company recorded additional paid in capital of $20,001 related to its shareholder subscription offering consummated on December 22, 2009. Certain of the Company’s existing shareholders and their affiliates contributed $20,001 of new capital in exchange for 27,175 newly-issued shares of our Class B Common Stock, non-voting, through a subscription agreement. The capital contribution consisted of the redemption and cancellation of $15,144 face value of the 11 3/4% Senior Notes, $890 of tender premium paid on the settlement of the 11 3/4% Senior Notes and additional cash of $3,967.

Note 12. Related Party Transactions

Due from Related Parties

IFX Corporation (“IFX”) is a Latin American telecommunications service provider that provides internet access services to our Miami Operations and our In-country Operations in Argentina, Chile, Colombia, Guatemala, Mexico, Panama and Uruguay. Michael Shalom is the chairman of IFX and both a major shareholder and officer of the Company. During the years ended December 31, 2009, 2008 and 2007, the Company paid approximately $500, $600 and $500, respectively, to IFX for their services and sold approximately $3, $30 and $200, respectively, of IT products to IFX. The Company did not have an outstanding receivable balance from IFX as of December 31, 2009 and 2008. The trade receivables of IFX are guaranteed by a former shareholder of our Company. We believe that all transactions with IFX have been made on terms that are not less favorable to us than those available in a comparable arm’s length transaction and in the ordinary course of business.

Consulting Agreement with Related Parties

In November 2008, the Company entered into a 14-month consulting agreement in the amount of $546 with two of the Company’s shareholders, who were former managers of our operation in Mexico, to provide advice and operating guidance to the new management of the Company’s Mexican operations. The expense was included in the Company’s restructuring plan provision as of December 31, 2008. As of December 31, 2009 and 2008, the amounts paid to the related parties to the agreements were $468 and $78, respectively.

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

Note 13. Restructuring Plan

Management implemented restructuring and rebalancing actions designed to improve the Company’s efficiencies and profitability, strengthen its operations and reduce its costs in several of its locations during the years ended December 31, 2009 and 2008. The restructuring included involuntary workforce reductions and employee benefits and other costs incurred in connection with vacating leased facilities. The total charges of approximately $585 and $1,535, respectively, were recorded in the Company’s statement of operations as an increase to the Company’s operating expenses for the years ended December 31, 2009 and 2008. There were no restructuring charges incurred by the Company for the year ended December 31, 2007.

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The total pre-tax restructuring activity for the years ended December 31, 2009 and 2008 consisted of the following:

	Workforce Reduction	Contract Termination and Amortization (1)	Other(2)	Total
Balance at January 1, 2008	$—	$—	$—	$—
Expensed	1,480	29	26	1,535
Paid	(851)	(29)	(26)	(906)
Other adjustments	—	—	—	—

Balance at December 31, 2008	$629	$—	$—	$629

Expensed	585	—	—	585
Paid	(1,214)	—	—	(1,214)
Other adjustments	—	—	—	—

Balance at December 31, 2009	$—	$—	$—	$—

(1)	Includes expenses to terminate lease contracts and accelerate amortization of leasehold improvements at the respective leased locations.
(2)	Includes travel expenses to close divisions and other expenses to relocate inventory and fixed assets.

In connection with the Company’s restructuring activities, the Company recorded restructuring charges for the workforce reduction expenses, lease contract termination expenses, fixed asset impairment and accelerated amortization and other related expenses for the years ended December 31, 2009 and 2008. Workforce reduction expenses consisted of termination and severance benefits for approximately 125 and 20 employees, respectively for the years ended December 31, 2009 and 2008. The noncurrent portion of the liability associated with the workforce reductions related to terminated employees who were granted annual payments to supplement their income in certain countries. Lease contract termination expenses consisted of the Company’s ongoing obligations to pay rent for vacated space, and penalties related to the contract termination over the respective lease term of the Company’s lease agreements.

Note 14. Segment Information

FASB ASC 280, Segment Reporting provides guidance on the disclosures about segments and information related to reporting units. The Company operates in a single industry segment, that being a distributor of IT products. The Company’s operating segments are based on geographic location. Geographic areas in which the Company operates include sales generated from and invoiced by the Miami, Florida operations, the Miami Operations and sales generated from and invoiced by all of the Latin American and Caribbean subsidiary operations. The subsidiary operations conduct business with sales and distribution centers in the following countries: Argentina, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Jamaica, Mexico, Panama, Peru, and Uruguay and a sales office in Brazil, collectively, our In-country Operations. The In-country Operations have been aggregated as one segment due to similar products and economic characteristics. The Company sells and distributes one type of product line, IT products and does not provide any separately billable services. It is impracticable for the Company to report the revenues from external customers for the group of similar products within the product line because the general ledger used to prepare the Company’s financial statements does not track sales by product.

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Inter-segment revenue primarily represents intercompany revenue between the Miami Operations and the In-country Operations at established prices. Intercompany revenue between the related companies is eliminated in consolidation. The measure for the Company’s segment profit is operating income. Financial information by geographic operating segment is as follows for the periods presented:

	For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Statement of Operations Data:
Revenue
Miami Operations
Revenue to unaffiliated customers(1)	$234,936	$277,187	$289,057
Intersegment	230,449	253,352	288,208

Total Miami Operations	465,385	530,539	577,265
In-country Operations	682,232	794,364	749,311
Eliminations of inter-segment	(230,449)	(253,352)	(288,208)

Total revenue	$917,168	$1,071,551	$1,038,368

Operating income (loss)
Miami Operations	$3,077	$(15,066)	$6,490
In-country Operations	17,248	9,939	21,278

Total operating income (loss)	$20,325	$(5,127)	$27,768

	As of December 31,
	2009	2008
	(Dollars in thousands)
Balance Sheet Data:
Assets
Miami Operations	$126,440	$119,059
In-country Operations	181,661	165,009

Total assets	$308,101	$284,068

Property & equipment, net
Miami Operations	$7,538	$8,168
In-country Operations	8,757	9,510

Total property & equipment, net	$16,295	$17,678

Goodwill
Miami Operations	$—	$—
In-country Operations	13,704	13,548

Total goodwill	$13,704	$13,548

(1)	For purposes of geographic disclosure, revenue is attributable to the country in which the Company’s individual business resides.

Note 15. Guarantor Condensed Consolidating Financial Statements

The 13 1/4% Senior Notes are unconditionally guaranteed on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries (collectively, the “Subsidiary Guarantors”), but not the Company’s foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”). The 11 3/4% Senior Notes were unconditionally guaranteed by each of the Subsidiary Guarantors, with the exception of the Non-Guarantor Subsidiaries. Each of the note guarantees covers the full amount of the 13 1/4% Senior Notes and each of the Subsidiary Guarantors is 100% owned by the Company. Pursuant to Rule 3-10(f) of Regulation S-X under the rules promulgated under the Securities Act of 1933, the Parent company has prepared condensed consolidating financial information as of December 31, 2009, 2008 and 2007 for the Parent company, the subsidiaries that are Guarantors of the Company’s obligations under the 13 1/4 % Senior Notes on a combined basis and the Non-Guarantor Subsidiaries on a combined basis.

The indentures governing the 13 1/4% Senior Notes and the security documents executed in connection therewith provide that, in the event that Rule 3-16 of Regulation S-X under the rules promulgated under the Securities Act, or any successor regulation, requires the filing of separate financial statements of any of the Company’s subsidiaries with the SEC, the capital stock pledged as collateral securing the 13 1/4% Senior Notes, the portion or, if necessary, all of such capital stock necessary to eliminate such filing requirement, will automatically be deemed released and not have been part of the collateral securing the 13 1/4% Senior Notes.

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

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

CONDENSED CONSOLIDATING BALANCE SHEET

(Dollars in thousands)

As of December 31, 2009

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Current assets
Cash and equivalents	$2,637	$41	$24,556	$—	$27,234
Trade accounts receivable, net	—	61,830	77,547	(39,139)	100,238
Inventories	—	26,743	68,442	—	95,185
Other	41,089	3,832	69,367	(79,795)	34,493

Total current assets	43,726	92,446	239,912	(118,934)	257,150
Long-term assets
Property and equipment, net	3,994	3,543	8,758	—	16,295
Investments in subsidiaries	121,648	197,991	371	(320,010)	—
Goodwill	—	7,418	6,286	—	13,704
Other	15,010	42,990	4,906	(41,954)	20,952

Total assets	$184,378	$344,388	$260,233	$(480,898)	$308,101

Liabilities and shareholders’ equity
Current liabilities	$2,974	$142,477	$119,644	$(118,638)	$146,457
Long-term debt, net of current maturities	113,316	628	481	—	114,425
Other long-term liabilities	25,354	18,895	2,456	(42,220)	4,485

Total liabilities	141,644	162,000	122,581	(160,858)	265,367
Total shareholders’ equity	42,734	182,388	137,652	(320,040)	42,734

Total liabilities and shareholders’ equity	$184,378	$344,388	$260,233	$(480,898)	$308,101

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

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

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Dollars in thousands)

For the Year Ended December 31, 2009

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Revenue	$—	$465,384	$682,437	$(230,653)	$917,168
Cost of revenue	—	437,750	618,490	(230,653)	825,587

Gross profit	—	27,634	63,947	—	91,581
Operating expenses	7,862	16,669	46,725	—	71,256

Operating (loss) income	(7,862)	10,965	17,222	—	20,325
Other expense, net
Interest expense, net	16,980	1,586	(1,585)	—	16,981
Other, net	(26,420)	(25,029)	(3,472)	48,228	(6,693)

Total other (income) expense	(9,440)	(23,443)	(5,057)	48,228	10,288
Income (loss) before provision for income taxes	1,578	34,408	22,279	(48,228)	10,037
(Benefit) provision for income taxes	(5,615)	4,848	3,611	—	2,844

Net income (loss)	$7,193	$29,560	$18,668	$(48,228)	$7,193

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Dollars in thousands)

For the Year Ended December 31, 2008

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Revenue	$—	$530,539	$794,364	$(253,352)	$1,071,551
Cost of revenue	—	501,457	722,850	(253,352)	970,955

Gross profit	—	29,082	71,514	—	100,596
Operating expenses	11,394	32,754	61,575	—	105,723

Operating (loss) income	(11,394)	(3,672)	9,939	—	(5,127)
Other expense, net
Interest expense, net	15,317	1,882	(709)	—	16,490
Other, net	14,513	20,237	21,267	(43,911)	12,106

Total other expense (income)	29,830	22,119	20,558	(43,911)	28,596
(Loss) income before provision for income taxes	(41,224)	(25,791)	(10,619)	43,911	(33,723)
(Benefit) provision for income taxes	(5,906)	3,287	4,214	—	1,595

Net (loss) income	$(35,318)	$(29,078)	$(14,833)	$43,911	$(35,318)

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Dollars in thousands)

For the Year Ended December 31, 2007

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Revenue	$—	$577,265	$749,311	$(288,208)	$1,038,368
Cost of revenue	—	544,531	681,036	(288,281)	937,286

Gross profit	—	32,734	68,275	73	101,082
Operating expenses	7,064	19,253	46,997	—	73,314

Operating (loss) income	(7,064)	13,481	21,278	73	27,768
Other expense (income)
Interest expense, net	15,687	1,261	85	—	17,033
Other, net	(26,735)	(26,637)	(2,718)	53,397	(2,693)

Total other (income) expenses	(11,048)	(25,376)	(2,633)	53,397	14,340
Income (loss) before provision for income taxes	3,984	38,857	23,911	(53,324)	13,428
(Benefit) provision for income taxes	(8,577)	4,576	4,868	—	867

Net income (loss)	$12,561	$34,281	$19,043	$(53,324)	$12,561

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Dollars in thousands)

For the Year Ended December 31, 2009

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Cash flows from operating activities	$(24,292)	$15,118	$4,817	$—	$(4,357)

Cash flows from investing activities
Purchases of property and equipment, net	(1,251)	(240)	(1,040)	—	(2,531)
Other	—	—	114	—	114

Cash used in investing activities	(1,251)	(240)	(926)	—	(2,417)

Cash flows from financing activities
Payments under lines of credit, net	—	(14,477)	(1,835)		(16,312)
Borrowings under long-term debt	108,658	—	79	—	108,737
Payments of long-term debt	(84,445)	(386)	(291)	—	(85,122)
Proceeds from issuance of long-term debt	3,967	—	—	—	3,967

Cash flows from financing activities	28,180	(14,863)	(2,047)	—	11,270

Effects of exchange rate changes on cash	—	—	394	—	394

Net increase in cash and cash equivalents	2,637	15	2,238	—	4,890
Cash and cash equivalents, beginning of period	—	26	22,318	—	22,344

Cash and cash equivalents, end of period	$2,637	$41	$24,556	$—	$27,234

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Dollars in thousands)

For the Year Ended December 31, 2008

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Cash flows from operating activities	$9,464	$(1,857)	$(2,734)	$—	$4,873

Cash flows from investing activities
Purchases of property and equipment, net	(2,125)	(987)	(3,013)	—	(6,125)
Other	—	—	(521)	—	(521)

Cash used in investing activities	(2,125)	(987)	(3,534)	—	(6,646)

Cash flows from financing activities
Borrowings under lines of credit, net	—	3,125	1,550		4,675
Borrowings under long-term debt	—	—	36	—	36
Payments of long-term debt	(7,339)	(336)	(250)	—	(7,925)

Cash flows from financing activities	(7,339)	2,789	1,336	—	(3,214)

Effects of exchange rate changes on cash	—	—	(2,068)	—	(2,068)

Net (decrease) increase in cash and cash equivalents	—	(55)	(7,000)	—	(7,055)
Cash and cash equivalents, beginning of period	—	81	29,318	—	29,399

Cash and cash equivalents, end of period	$—	$26	$22,318	$—	$22,344

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Dollars in thousands)

For the Year Ended December 31, 2007

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Cash flows from operating activities	$3,686	$(2,430)	$5,278	$—	$6,534

Cash flows from investing activities
Purchases of property and equipment, net	(1,806)	(2,751)	(2,200)	—	(6,757)
Other	—	—	556	—	556

Cash used in investing activities	(1,806)	(2,751)	(1,644)	—	(6,201)

Cash flows from financing activities
Borrowings under lines of credit, net	—	3,901	4,812		8,713
Borrowings under long-term debt	165	1,505	749	—	2,419
Payments of long-term debt	(5,076)	(275)	(293)	—	(5,644)
Other	3,029	—	—	—	3,029

Cash flows from financing activities	(1,882)	5,131	5,268	—	8,517

Effects of exchange rate changes on cash	—	—	(25)	—	(25)

Net (decrease) increase in cash and cash equivalents	(2)	(50)	8,877	—	8,825
Cash and cash equivalents, beginning of period	2	131	20,441	—	20,574

Cash and cash equivalents, end of period	$—	$81	$29,318	$—	$29,399

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Note 17. Quarterly Financial Data (Unaudited)

A summary of the quarterly financial information for the years ended December 31, 2009 and 2008 consisted of the following:

	For the Three Months Ended
	(Dollars in thousands, except per share data)
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenue	$204,382	$225,568	$231,283	$255,935
Gross profit	20,596	21,194	23,333	26,458
Operating income	2,497	3,156	6,475	8,197
Income before provision for income taxes	883	2,789	2,763	3,602
Net income	$13	$2,898	$1,855	$2,427
Net income per weighted average share of common stock, voting and Class B common stock, non-voting:
Basic	$0.13	$28.36	$18.15	$23.30
Diluted	$0.13	$28.36	$18.15	$23.30

	For the Three Months Ended
	(Dollars in thousands, except per share data)
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenue	$277,459	$303,861	$273,884	$216,347
Gross profit	26,518	27,300	25,553	21,225
Operating income (loss)	7,931	4,992	4,480	(22,530)
Income (loss) before provision for income taxes	9,425	(6,655)	(4,051)	(32,442)
Net income (loss)	$8,824	$(6,421)	$(3,446)	$(34,275)
Net income (loss) per weighted average share of common stock, voting and Class B common stock, non-voting:
Basic	$86.36	$(62.84)	$(33.72)	$(335.43)
Diluted	$86.36	$(62.84)	$(33.72)	$(335.43)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in our independent accountants or disagreements with such accountants on accounting principles or practices or financial statement disclosures.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, including the Company‘s principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act for the end of the period covered by this Annual Report. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that these controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Management has assessed the Company’s internal control over financial reporting as of December 31, 2009. The assessment was based on criteria for effective internal control over financial reporting described in the Internal Control—Integrated Framework issued by the Sponsoring Organizations of the Treadway Commission, or COSO. Based on the assessment, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

Our management, including the Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Evaluation of control effectiveness to future periods is subject to risk. For information related to the internal and disclosure control risk factor, see Part I—Item 1A. Risk Factors. “Our management and financial reporting systems, internal and disclosure controls and finance and accounting personnel may not be sufficient to meet our management and reporting needs,” of this Annual Report.

This Annual Report does not include an attestation report of BDO Seidman, LLP (“BDO”), our independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by BDO pursuant to temporary rules of the SEC that permits us to provide only management’s report in the Annual Report.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

For information related to the agreement between the Company and Comerica Bank for the senior secured revolving credit agreement dated December 22, 2009, see Part I—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Intcomex, Inc. – 13 1/4 % Senior Notes,” of this Annual Report.

For information related to the amendment to the second amended and restated certificate of incorporation of Intcomex, Inc., see Part I—Item 4. Submission of Matters to a Vote of Security Holders, of this Annual Report.

For information related to the fourth amended and restated shareholders agreement among Co-Investment LLC VII (Intcomex), the Shalom shareholders, the Centel shareholders, the additional shareholders and Intcomex, Inc., see Part III—Item 13. Certain Relationships and Related Transactions, and Director Independence, of this Annual Report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers as of February 19, 2010.

Name	Age	Position
Anthony Shalom	59	Chairman, Director
Michael Shalom	39	Chief Executive Officer and President, Director
Enrique Bascur	51	Director
Adolfo Henriques	56	Director
Thomas A. Madden	56	Director
Juan Pablo Pallordet	36	Director
Andres Small	29	Director
Russell A. Olson	51	Chief Financial Officer, Treasurer and Secretary

The directors of our Company have qualifications, skills and experience that are consistent with our policy for selection of directors. All of our directors hold, or have held, senior executive positions or directorships in a variety of large organizations, many of which have significant international operations. In these positions, our directors have demonstrated their leadership, intellectual and analytical skills and gained deep experience necessary to provide effective advice and oversight to our Company. The directors of our Company have the experience in the context of the needs and composition of our Board of Directors as a whole and in the best interest of our Company; the directors have the ability and willingness to devote the required time to serve on our Board of Directors.

The biographical information for our directors sets forth specific experience relevant to the director’s role in our Company.

Anthony Shalom was a founder of our Company in 1988 and has been Chairman of our Company since 2004. Mr. Shalom was the Chief Executive Officer from 2004 until his resignation as Chief Executive Officer on February 15, 2010. Although relinquishing his official duties as Chief Executive Officer, Mr. Shalom will remain fully engaged in the daily operational activities of our Company in his capacity as Chairman. Prior to the investment by CVC International in our Company, Mr. Shalom was President of Intcomex Holdings, LLC (effectively our predecessor company), serving in that Chief Executive Officer and President and director of our Company.

Michael Shalom has been Chief Executive Officer of our Company since February 15, 2010. Mr. Shalom was a founder of our Company in 1988 and has been President and a director of our Company since 2004. Mr. Shalom was President of Intcomex Holdings, LLC, serving in that capacity from 2002 to present. Mr. Shalom served as Chief Executive Officer of IFX Corporation, a Latin American telecommunications service provider, from 1999 to 2004 and as Chairman of IFX Corporation from 1999 to present. Mr. Shalom is the son of Anthony Shalom.

Enrique Bascur has been a director of our Company since 2005. Mr. Bascur is currently a Managing Director at CVC International, where he has worked since 1999 specializing in investments in Latin America. Prior to 1999, Mr. Bascur managed the local equity investment unit as the Corporate Finance Head at Citigroup’s office in Santiago, Chile. Mr. Bascur serves on the boards of Sociedad Minera Sal de America S.A., a Chilean company, Dream S.A., a Chilean company in the entertainment and lodging business, Sundance Investment LLC and Block 67 LLC, a subsidiary of Sundance Investment LLC, an oil and gas company in Peru, Avantel S.A., a wireless telecommunications company in Colombia, and Citigroup International Finance Corporation, a wholly-owned subsidiary of Citigroup, Inc. Mr. Bascur holds a degree in Civil Engineering from Universidad Católica de Chile and an M.B.A. degree from the Wharton School of the University of Pennsylvania. Mr. Bascur has extensive management and corporate governance expertise gained through years of executive leadership positions with businesses throughout Latin America. Mr. Bascur has an educational background in financial and business management and holds an advanced degree from a highly acclaimed university. Mr. Bascur’s breadth of experience in various industries and countries allows him to provide valuable insights into the markets where we operate and different types of customers that we service. Mr. Bascur is an independent director within the meaning of the applicable laws, regulations and the listing standards of the Nasdaq Global Market (“Nasdaq”).

Adolfo Henriques was elected a director of our Company in February 2008. From 2005 to 2007, Mr. Henriques was Chairman, President and Chief Executive Officer of Florida East Coast Industries, a commercial real estate firm and regional freight railroad company, prior to its acquisition in 2007. Prior to 2005, Mr. Henriques held several senior positions in the banking industry, most recently serving as Chief Executive Officer of the South Region for Regions Bank from 1998 to 2005. Mr. Henriques is currently a member of the board of directors of Boston Private Financial Holdings, Inc. Mr. Henriques holds a B.A. in Business from St. Leo College and a Master’s Degree in Accounting from Florida International University. Mr. Henriques’ significant experience as an executive and manager of business throughout the South Florida region allows him to offer strategic insight into our operations in Florida. Mr. Henriques’ educational background in accounting and business management as well as his years of business experience, provide him with the expertise necessary to effectively serve on our Audit Committee and our Board of Directors. Mr. Henriques satisfies the independence requirements of the Nasdaq and qualifies as an outside director within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended, (“Section 162(m)” of the “Internal Revenue Code”) and non-employee directors within the meaning of Rule 16b-3 of the rules promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Mr. Henqiques satisfies the audit committee members independence requirements of the Nasdaq, the Exchange Act and the Securities and Exchange Commission (“SEC”) rules and regulations. Mr. Henriques is an independent director within the meaning of the applicable laws, regulations and the listing standards of the Nasdaq.

Thomas A. Madden has been a director of our Company since December 2006. From 2001 until his retirement in 2005, Mr. Madden served as the Executive Vice President and Chief Financial Officer of Ingram Micro. From 1997 to 2001, Mr. Madden was the Senior Vice President and Chief Financial Officer of Arvinmeritor, Inc. Mr. Madden currently serves on the boards of Mindspeed Technologies, Inc., a company designing, developing and selling semiconductor networking solutions for communications applications, Champion Enterprises, Inc., a company building manufactured and modular homes, Freight Car America, Inc., manufacturer of railroad freight cars, and the City of Hope Cancer Institute. Mr. Madden holds a B.S. degree in Accounting from Indiana University of Pennsylvania and an M.B.A. degree from the University of Pittsburgh. Mr. Madden’s extensive professional experience, in particular his management and corporate governance expertise, make him qualified to serve as a director of our Company. In addition, Mr. Madden has extensive experience in performing policy development and enforcement functions in executive positions in industry-related businesses, including having recently served as Chief Financial Officer of Ingram Micro, a member of our peer industry group. Mr. Madden has an educational background in accounting and holds an advanced degree in business management. Mr. Madden satisfies the independence requirements of the Nasdaq and qualifies as an outside director within the meaning of Section 162(m) of the Internal Revenue Code and non-employee directors within the meaning of Rule 16b-3 of the rules promulgated under the Exchange Act. Mr. Madden is an independent director within the meaning of the applicable laws, regulations and the listing standards of the Nasdaq and satisfies the requirements of the Nasdaq independence standards for our nominating and corporate governance committee. Mr. Madden satisfies the audit committee members independence requirements of the Nasdaq, the Exchange Act, and the SEC rules and regulations. Our Board of Directors has determined that Mr. Madden qualifies as an “audit committee financial expert” under the SEC rules and regulations.

Juan Pablo Pallordet has been a director of our Company since 2004. Mr. Pallordet is currently a Director of CVC International, where he has worked since 1999, specializing in private equity investments and divestments related to oil and gas, food and beverage, technology and media assets. Mr. Pallordet is currently a board member of Sundance Investment, LLC, an oil and gas company in Peru, and Avantel, S.A., a wireless telecommunications company in Colombia. Mr. Pallordet holds an advanced degree in Industrial Engineering from the Universidad de Buenos Aires. Mr. Pallordet has extensive professional experience, both in Latin America and in a related industry, and management and corporate governance expertise. Mr. Pallordet has an educational background in engineering, which contributes to the diversity of skills and education composition of our Board of Directors. Mr. Pallordet satisfies the independence requirements of the Nasdaq and qualifies as an outside director within the meaning of Section 162(m) of the Internal Revenue Code and non-employee directors within the meaning of Rule 16b-3 of the rules promulgated under the Exchange Act. Mr. Pallordet satisfies the requirements of the Nasdaq independence standards for our nominating and corporate governance committee. Mr. Pallordet is an independent director within the meaning of the applicable laws, regulations and the listing standards of the Nasdaq.

Andres Small has been a director of our Company since July 2007. Mr. Small is currently a private equity transactor focusing on emerging markets at CVC International, where he has worked since January 2005. Prior to joining CVC International, Mr. Small was as an investment banking analyst at J.P. Morgan Chase’s Latin American Mergers & Acquisitions Advisory Group, completing several transactions in the consumer, construction, financial, paper & packaging and telecommunications industries. Mr. Small is currently a board member of Permolex International, L.P., a company producing bio-fuel products, and Sindicatum Carbon Capital Holdings Limited, a London-based company developing green house gas abatement projects. Mr. Small holds a B.A. degree in Economics and International Relations with honors from Stanford University. Mr. Small has extensive professional experience, management and business advisory positions in businesses throughout Latin America and in sectors that comprise many of our customers. Mr. Small has an educational background in economics and international relations, which contributes to the diversity of skills and education composition of our Board of Directors. Mr. Small is an independent director within the meaning of the applicable laws, regulations and the listing standards of the Nasdaq.

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

Corporate Governance

Board of Directors

Board Size, Composition and Independence

Our amended and restated certificate of incorporation and by-laws provide that the size of our Board of Directors will be determined by a resolution of a majority of the Board of Directors. Directors are elected for a one-year term or until their successors are duly elected and qualified. Executive officers serve at the discretion of the Board of Directors. Our Board of Directors consists of seven members as of February 19, 2010. In January 2009, Carol Miltner, our former board member, resigned as a member of the Board of Directors. Ms. Miltner’s resignation did not result from a disagreement with the Company, or any matter with respect to the Company’s operations, policies, practices or public disclosures. Ms. Miltner received a severance payment in the amount of $75,000, and surrendered her restricted shares of common stock and stock options.

We currently are party to a shareholders agreement pursuant to which, prior to an IPO and so long as Messrs. Anthony Shalom and Michael Shalom control securities in the aggregate representing not less than 22% of our voting power, five of our directors are to be nominated by CVC International, two of our directors are to be nominated by Messrs. Anthony Shalom and Michael Shalom and two of our directors are to be independent. Each of CVC International and collectively, Messrs. Anthony and Michael Shalom is entitled to remove the independent directors at any time and replace them with other individuals who would be independent directors pursuant to the terms of the shareholder agreement.

Board Leadership Structure and Oversight

Our board leadership is designed with separate Chief Executive Officer and Chairman of the Board of Directors. Mr. Michael Shalom is our Chief Executive Officer and President, and is responsible for day-to-day leadership of our Company. Mr. Anthony Shalom is our Chairman and provides guidance to the Chief Executive Officer. We separate the roles of Chief Executive Officer and Chairman of the Board of Directors in recognition of the differences between the two roles, and our Board of Directors believes this provides an efficient and effective leadership model for the company. The Chief Executive Officer is responsible for setting the strategic direction for the Company and the day-to-day leadership and performance of the Company, while the Chairman of the Board of Directors provides guidance to the Chief Executive Officer and sets the agenda for meetings and presides over meetings of the Board of Directors. This structure reflects the continuing strong leadership, energy and passion brought to the Board of Directors by our founder, Mr. Anthony Shalom, and the day-to-day management direction of the Company under his son, Mr. Michael Shalom, as Chief Executive Officer and President. The Board of Directors as a whole has responsibility for risk oversight, with reviews of certain risks and exposures being delegated to the relevant committees of the Board of Directors that report on their deliberations to the Board of Directors. The oversight responsibility of the Board of Directors and its committees is supported by management reporting processes that are designed to provide visibility to the Board about the identification, assessment and management of critical risks and mitigation or management initiatives. These areas of focus include competitive, economic, operational, financial, legal, regulatory, compliance, and safety, and reputational risks. In addition to regular management presentations that highlight risks and exposures, where relevant and material, the Board of Directors and its committees have regular executive sessions with management personnel responsible for certain areas of risk and with third parties.

Committees of the Board

Our standing board committees consist of an audit committee, a nominating and corporate governance committee and a compensation committee.

Audit Committee. Our audit committee consists of Messrs. Madden (Chairperson), Pallordet and Michael Shalom. Mr. Madden satisfies the audit committee members independence requirements of the Nasdaq, the Exchange Act, and the SEC rules and regulations. Our Board of Directors has determined that Mr. Madden qualifies as an “audit committee financial expert” under the SEC rules and regulations. The rules of the Nasdaq (the “Nasdaq Rules”) and Rule 10A-3 of the rules promulgated under the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Mr. Pallordet is not an “independent” audit committee member under the Nasdaq independence standards for audit committee members and Rule 10A-3 of the rules promulgated under the Exchange Act because of his affiliation with CVC International, our principal shareholder. Mr. Michael Shalom is not an “independent” audit committee member under the Nasdaq independence standards for audit committee members because he is the President of the Company.

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

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee consists of Messrs. Pallordet and Madden who satisfy the requirements of the Nasdaq independence standards. The nominating and corporate governance committee will identify qualified individuals to become members of the Board of Directors, determine the composition of the Board of Directors and its committees and develop and recommend to the Board of Directors sound corporate governance policies and procedures. The design and operation of the director nomination program reflects the Company’s principles to recruit and retain talented board members with qualifications that support development and implementation of the Company’s strategy and the ability to act in the best interest of the Company’s shareholders.

The nominating and corporate governance committee reviews the composition of the Board of Directors and, as necessary, at its discretion, recommends to the Board of Directors when a director should be removed, replaced or added when a vacancy occurs by reason of disqualification, resignation, retirement, death, or an increase in the size of the Board of Directors. The Nominating and Corporate Governance Committee considers candidates for nomination to the Board from a number of sources, and believes it is important to have directors from various backgrounds and professions in order to ensure that the Board has a wealth of experiences to inform its decisions. The committee considers individuals for nomination to serve as members of the Board of Directors based upon their requisite skills and characteristics as well as the composition of the Board as a whole. The assessment includes the individual’s qualification as an independent board member based upon Nasdaq independence standards and the consideration of diversity, education, specialized skills and professional experience in the context of the needs of the Board of Directors and the best interest of the Company. The committee also considers the director nominees for experience in executive leadership, financial management expertise, corporate governance and policy development and enforcement. The committee reviews candidate qualifications based on industry knowledge of logistics and distribution or expertise relevant to the Company’s business, and its management and the individual’s ability and willingness to devote the required time to provide service as a member of the Board of Directors. The committee performs an evaluation of each director’s performance annually before recommending the nomination of a member of the Board of Directors for an additional term.

Compensation Committee. The compensation committee consists of Messrs. Henriques (Chairperson), Madden, Pallordet and Anthony Shalom. Messrs. Henriques, Madden and Pallordet satisfy the independence requirements of the Nasdaq and qualify as the outside directors within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended, (“Section 162(m)” of the “Internal Revenue Code”) and non-employee directors within the meaning of Rule 16b-3 of the rules promulgated under the Exchange Act. Mr. Anthony Shalom is not an “independent” compensation committee member under the Nasdaq independence standards for compensation committee members because he is the Chairman of the Company.

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

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) focuses on the Company’s Named Executive Officers (“NEOs”). The NEOs are Messrs. Anthony Shalom, Chairman, Michael Shalom, Chief Executive Officer and President and Russell A. Olson, Chief Financial Officer, Secretary and Treasurer of the Company.

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

Executive Compensation

The design and operation of the executive compensation program and decisions reflects the Company’s foundations of principles to recruit and retain talented leadership and implement measurable and achievable individual and Company performance targets as award vehicles in our compensation plan. The executive compensation program is intended to award a combination of quantitative and qualitative measures. The quantitative measures are based upon a weighted metrics of net income, operating income and cash conversion cycle days. The qualitative measures are based upon a series of goals to ensure business continuity and secure the future performance of the Company

Principle Elements of our Compensation Program

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

Variable Compensation. The principle elements of our incentive compensation program are linked to performance metrics related to the executive’s job scope. Variable compensation includes annual bonus and long-term incentive awards. These metrics are tied to our growth, profitability and performance objectives as determined by our Board of Directors during the annual budgeting process. For a detailed discussion of our incentive compensation plans, see “—Annual Bonus” and “Long-Term Incentive Awards.”

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

In 2009, we offered an annual bonus to each of our NEOs based upon the achievement of certain financial (net income, operating income and cash conversion cycle) and non-financial (operational excellence initiatives) goals established by the compensation committee. For the annual bonus of each of our NEOs, see “—Summary NEO Compensation Table.”

Long-Term Incentive Awards. We offer market competitive long-term incentive awards to certain of our NEOs to motivate executives to make decisions to focus on the long-term growth of our Company, thus increasing shareholder value, to attract and retain an appropriate caliber of talent for the position and to recognize that similar long-term equity incentives are provided at companies with whom we compete for talent. The compensation committee reviews the long-term incentive awards for the NEOs annually and determines whether changes to the long-term incentive awards are required based on changes in our competitive market, individual performance, experience in the position, and other relevant factors. In 2009, we offered long-term incentive awards to our NEOs. For a discussion of Mr. Olson’s long-term incentive awards, see “—Employment Agreements; Potential Payments Upon Termination or Change of Control.”

The Board of Directors or any of its committees, as directed by the Board of Directors, administers the 2007 Founders’ Grant Stock Option Plan (“2007 Founders’ Option Plan”) for the NEOs. The 2007 Founders’ Option Plan provides for the grant of nonqualified and incentive stock options to Executive Officers, management employees and directors, as designated by the plan administrator.

Under the 2007 Founders’ Option Plan, stock options will be granted at fair market value on the date of grant and have a 10-year exercise period and a vesting period as determined by the plan administrator pursuant to the stock option award agreement. Upon a termination of service with us, a plan participant’s options to the extent vested remain exercisable for a period ending on the earlier of three months from termination of service (or 12 months from termination of service, in the case of death or disability) or as specified in the stock option award agreement. Any portion of the option that is unvested as of termination of service will be forfeited. The 2007 Founders’ Option Plan provides for acceleration of vesting on a change of control. “Change of control” means the occurrence of any of the following events: (i) any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becomes the “beneficial owner” (as defined in Rule 13d-3 of the rules promulgated under of the Exchange Act), directly or indirectly, of securities of the company representing more than 50.0% of the total voting power represented by the company’s then outstanding voting securities; (ii) the consummation of the sale or disposition by the company of all or substantially all of the company’s assets; or (iii) the consummation of a merger or consolidation of the company with any other corporation, other than a merger or consolidation which would result in the voting securities of the company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or its parent) at least 50.0% of the total voting power represented by the voting securities of the company or such surviving entity or its parent outstanding immediately after such merger or consolidation. The Board of Directors may, at any time, amend, alter, suspend or terminate the 2007 Founders’ Option Plan, except as such amendment, suspension or termination of the 2007 Founders’ Option Plan would impair the rights of any participant under the 2007 Founders’ Option Plan, unless otherwise agreed to by the plan participant.

A maximum of 1,700 shares of Class B common stock, non-voting may be issued under the 2007 Founders’ Option Plan, and subject to certain capital adjustment provisions, a maximum of 250 shares of common stock, subject to options, may be granted to management employees and independent, non-employee directors in a single calendar year. As of December 31, 2009, 1,540 stock options were issued, of which 1,280 were outstanding and 160 may be issued under the 2007 Founders’ Option Plan. As of December 31, 2008, 1,540 stock options were issued, of which 1,490 were outstanding and 160 may be issued under the 2007 Founders’ Option Plan. Upon exercise of the outstanding stock options granted under the 2007 Founders’ Option Plan, an aggregate of 1,280 shares of Class B common stock, non-voting are issuable with a weighted average exercise price of $1,077 per share.

Deferred Compensation Plan. During the first half of 2009, we contributed 4.0% in cash of each participating employee’s total salary, up to IRS contribution limits, to the respective employee’s 401(k) savings plan. We temporarily discontinued the contributions in July 2009 to ensure compliance with non-discriminating plan thresholds. For the deferred compensation of each of our NEOs, see “—Summary NEO Compensation Table.”

Perquisites. We do not provide any executives or employees with perquisites or a perquisite allowance.

Other Benefits. Insurance benefits for executives employ the same formulae as are applicable to all our employees.

The Decision Making Process

The compensation committee met 5 times during 2009 to consider the individual performance goals and objectives, the Company’s financial position and philosophy and discuss the preliminary and final compensation decisions for the NEOs. The compensation committee evaluated the performance and compensation awards based upon the executives overall contribution to the Company’s financial and operational performance.

When making the annual bonus decisions for 2009, the compensation committee considered overall Company and individual performance, competitive market position and prior year’s cash bonuses.

The compensation committee considered several factors when making its year-end compensation decisions affecting our NEOs. The Company’s performance for the year ended December 31, 2009, was the principal consideration regarding the overall funding level of the annual bonus elements of the NEO’s compensation for 2009, with the primary factor of Company performance being net income and operating income and the secondary factor being cash conversion cycle (the “Annual Company Performance Bonus”). The level at which the Company funds its bonuses correlates to the degree to which the targets have been met, not met, or has exceeded the target. The Company failed to achieve its EBITDA or cash conversion cycle objectives for the year ended December 31, 2008, therefore, our NEOs were not awarded the Annual Company Performance Bonus.

In September 2009, the compensation committee approved a reduction in the NEO’s bonus pool to 50%, as a result of the revised year end net income and operating income targets.

The compensation committee considers additional performance factors related to the NEO’s progress on core strategic performance priorities across the Company. As part of the compensation decision process, the compensation committee judges each NEO on the overall performance priorities, without a set weight assigned to each of the factors, but an overall weighting for the group of priorities. The compensation committee reviews and balances these factors in the aggregate in determining individual NEO bonuses (the “Annual Individual Performance Bonus”). The Annual Individual Performance Bonus is based upon a combination of quantitative and qualitative measures. The quantitative measures account for 75% of the bonus and are based upon the achievement of a weighted metrics of net income, operating income and cash conversion. The qualitative measures account for 25% of the bonus and are based upon the achievement of goals for continuity and goals to secure the future of the Company. The specific targets for the performance priorities are not disclosed because we believe disclosure of this information would cause the Company competitive harm.

These targets are based on our business plan for the current fiscal year, and are intended to be challenging but achievable. Based on historical experience, management was expected to achieve between 85% to 100% of the targets for fiscal years 2009 and 2008. However, given the recent global economic crisis and its impact on the Company in 2008, Annual Individual Performance Bonuses were not awarded.

The individual NEO compensation decisions vary based on the Company and individual performance with consideration of the following performance priorities and key strategic initiatives: (i) continued infrastructure development and implementation of the Company’s core ERP system in In-country Operations; (ii) development of a comprehensive five year strategic planning process company-wide; (iii) identification of business growth opportunities to grow and build the business; and, (iv) achievement of effectiveness of our disclosure controls and procedures and internal controls over financial reporting in compliance with the Sarbanes-Oxley Act of 2002.

Compensation of Our Named Executive Officers

Each of the NEO’s Messrs. Anthony and Mike Shalom voluntarily enacted a temporary decrease to their 2009 annual base salaries by 15% effective July 1, 2009, to support the cost containment and reduction policy of the Company during the fiscal year. The compensation committee increased the NEO’s 2008 annual base salaries by 10% of each NEO’s respective 2008 annual base salary, effective July 1, 2008, to reflect the NEO’s increasingly broader roles including each NEO’s extensive involvement in the filing of the SEC Form S-1 Registration Statements and respective amendments and operational and financial performance achievements including the achievement of the Company’s $1 billion revenue mark during fiscal 2008.

The compensation committee established the 2009 short-term annual bonus incentive award for each NEO. The short-term annual bonus incentive target is 115% for the Chief Executive Officer, 100% for the President and 85% for the Chief Financial Officer, of their respective 2009 base salaries. The NEO is eligible to earn an actual short-term annual bonus based on the Company’s achievement of certain financial metrics and the individual NEO’s achievement of their Annual Individual Performance Bonus. The NEO qualifies to earn up to 75% of the actual short-term annual bonus based upon the achievement of financial metrics including the Company’s average cash conversion cycle of each quarter of 2008 and the Company’s year-end 2009 EBITDA based on consolidated U.S. GAAP financial statements. The NEO qualifies to earn up to the remaining 25% of the actual short-term annual bonus based upon the successful achievement of their Annual Individual Performance Bonus including the infrastructure development and implementation of the Company’s core ERP system in select In-country Operations, the development of a comprehensive five year strategic planning process company-wide, the identification of business growth opportunities, and the effectiveness of our disclosure controls and procedures and internal controls over financial reporting in compliance with the Sarbanes-Oxley Act of 2002.

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

Benchmarking

In 2007, the compensation committee engaged Compensia to advise the Company on the rank of our executive compensation package relative to our peer industry group. The Company performed a formal, detailed analysis of the compensation plans relative to its peer groups in determining the target compensation provided to the NEOs and examined the performance metrics including operating income and operating margin, pre-tax profit, return on working capital and return on invested capital and earnings per share. The Company reviewed the compensation paid relative to its peer industry group including: Agilysys, Arrow Electronics, Avnet, Bell Microproducts, Black Box, GTSI, Ingram Micro, Pomeroy IT Solutions, Richardson Electronics, ScanSource, SYNNEX, Tech Data.

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

Tax Deductibility Considerations

We believe that all compensation paid to our named executive officers for 2009 is accounted for as expense in the period to which it relates in accordance with U.S. GAAP and is deductible for U.S. federal income tax purposes. In no case during 2009 and 2008 was any proposed form of compensation materially revised to take into account the impact of tax or accounting treatment. The impact of the deductibility limits of Section 162(m) of the Internal Revenue Code, did not materially impact our compensation decisions for 2009 and 2008, because those provisions of the Internal Revenue Code did not apply to us in 2009 and 2008, and our compensation levels for 2009 and 2008 did not approach the $1.0 million per named executive officer level at which compensation deductions may be denied under those provisions.

Compensation Committee Interlocks and Insider Participation

On January 25, 2007, the Company formed its compensation committee. The compensation committee consists of Messrs. Henriques (Chairperson), Madden, Pallordet and Anthony Shalom. Messrs. Henriques, Madden and Pallordet satisfy the independence requirements of the Nasdaq and qualify as the outside directors within the meaning of Section 162(m), and non-employee directors within the meaning of Rule 16b-3 of the rules promulgated under the Exchange Act. Mr. Anthony Shalom is not an “independent” compensation committee member under the Nasdaq independence standards for compensation committee members because he is the Chairman of the Company. None of our executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more of its executive officers serving as member of our Board of Directors or compensation committee.

Compensation Committee Report

Our compensation committee has reviewed and discussed this CD&A with the Company’s management. Based upon this review and discussion, the compensation committee recommended to the Board of Directors that the CD&A be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Compensation Committee

Adolfo Henriques (Chairperson)

Thomas A. Madden

Juan Pablo Pallordet

Anthony Shalom

Summary NEO Compensation

The summary NEO compensation table describes the total compensation paid for the years ended December 31, 2009, 2008 and 2007 to the NEOs, serving as the Company’s Executive Officers, including the Chief Executive Officer, the President and the Chief Financial Officer, Secretary and Treasurer. The table reflects information regarding the components of total compensation for services rendered by the NEOs to the Company and its subsidiaries for the years ended December 31, 2009, 2008 and 2007.

Summary NEO Compensation Table

Name and Principal Position	Year	Salary	Bonus (3)	Grant Date Fair Value of Stock Awards	Grant Date Fair Value of Option Awards (4)		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (6)	Total
Anthony Shalom,	2009	$342,250	$—	$—	$—		$—	$—	$7,400	$349,650
Chief Executive Officer (1)	2008	$377,788	$67,375	$—	$—		$—	$—	$6,900	$452,063
	2007	$367,500	$—	$—	$—		$—	$—	$6,750	$374,250
Michael Shalom,	2009	$342,250	$—	$—	$—		$—	$—	$7,400	$349,650
President (2)	2008	$349,231	$49,500	$—	$—		$—	$—	$6,900	$405,631
	2007	$315,000	$—	$—	$—		$—	$—	$6,750	$321,750
Russell A. Olson,	2009	$280,000	$—	$—	$—		$—	$—	$5,600	$285,600
Chief Financial Officer,	2008	$274,548	$289,403	$—	$—		$—	$—	$6,900	$570,851
Treasurer and Secretary	2007	$257,250	$115,150	$—	$113,142	(5)	$—	$—	$6,750	$492,292

(1)	Anthony Shalom has been Chairman of the Company since 2004 and was the Chief Executive Officer until his resignation as Chief Executive Officer on February 15, 2010.
(2)	Michael Shalom has been President of the Company since 2004 and became Chief Executive Officer effective February 15, 2010.
(3)	Bonus payments made in 2009 and 2008 reflect bonuses earned related to achievements versus established goals in 2008 and 2007 respectively.
(4)	In February 2007, the Board of Directors authorized a one-time issuance of options to acquire an aggregate of 1,540 shares of Class B common stock, non-voting under the 2007 Founders’ Option Plan to certain of the Company’s management employees and independent, non-employee directors. The shares vest ratably over a three year vesting period of one-third per year and expire 10 years from the date of grant.
(5)	In February 2007, the Company granted options to acquire 200 of 1,540 shares of Class B common stock, non-voting to Mr. Olson.
(6)	Represents amounts contributed by the Company to the employee’s 401(k) account.

Outstanding Equity Awards at Fiscal Year End 2009

	OPTION	AWARDS						STOCK	AWARDS
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price		Option Expiration Date	Number of Shares of Stock that have not Vested	Market Value of Shares of Stock that have not Vested	Equity Incentive Plan Awards Number of Unearned Shares that have not Vested	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares that have not Vested
Anthony Shalom,	—	—	—	$—		—	—	$—	—	—
Chief Executive Officer (1)
Michael Shalom,	—	—	—	$—		—	—	$—	—	—
President (2)
Russell A. Olson,	133	—	67	$1,077	(3)	Feb 27,	—	$—	—	—
Chief Financial Officer,						2017
Treasurer and Secretary

(1)	Anthony Shalom has been Chairman of the Company since 2004 and was the Chief Executive Officer until his resignation as Chief Executive Officer on February 15, 2010.

(2)	Michael Shalom has been President of the Company since 2004 and became Chief Executive Officer effective February 15, 2010.
(3)	In February 2007, the Board of Directors authorized a one-time issuance of options to acquire an aggregate of 1,540 shares of Class B common stock, non-voting under the 2007 Founders’ Option Plan to certain of the Company’s management employees and independent, non-employee directors. The shares vest ratably over a three year vesting period of one-third per year and expire 10 years from the date of grant.

Employment Agreements; Potential Payments Upon Termination or Change of Control

The following describes certain of our obligations on various termination situations for Mr. Olson. The Company has no other obligation with respect to any termination or change in control payments to any of the NEOs.

We had an employment agreement with Mr. Olson, our Chief Financial Officer, Treasurer and Secretary, which expired on December 31, 2007. Mr. Olson’s annual base salary is $280,000, plus an annual performance bonus of up to $238,000 based on the achievement of specified performance targets, including achieving certain levels of EBITDA, gross revenues, working capital management and project specific performance and (iii) a cumulative long-term incentive bonus of 75% of Mr. Olson’s base salary for each year based on the achievement of targeted financial performance goals and objectives, including EBITDA and working capital targets. Mr. Olson is eligible to receive employee benefits comparable to the benefits provided to the Company’s other employees.

401(k) Plan

Our employees participate in a 401(k) plan to provide them with retirement benefits and with a means to save for their retirement. The 401(k) plan is intended to be a tax-qualified plan under Section 401(a) of the Internal Revenue Code.

Director Compensation

Directors who are independent, non-employee members of the Board of Directors are eligible to receive director compensation under a basic board membership compensation plan. In 2007, eligible directors were granted 160 stock options under the 2007 Founders’ Option Plan. The Company reimburses directors for reasonable travel expenses incurred in attending the Company’s board, committee and shareholder meetings.

In 2007, the compensation committee engaged Compensia to advise the Company on the role-based differentiation of compensation levels to capture and compare the non-employee director compensation package relative to our peer industry group. The Company reviewed the compensation paid by its peer industry group and performed a formal, detailed analysis of the non-employee director roles and compensation plans relative to its peer groups in determining the target compensation provided to the non-employee directors. Members of the peer industry group examined for comparison with the Company included: Agilysys, Arrow Electronics, Avnet, Bell Microproducts, Black Box, GTSI, Ingram Micro, Pomeroy IT Solutions, Richardson Electronics, ScanSource, SYNNEX, Tech Data.

In November 2007, our Board of Directors authorized the issuance of 32 restricted shares of common stock, non-voting, upon completion of the IPO and, at the IPO price, to each of our director Mr. Madden and our former director Ms. Miltner. The restricted shares have a three year vesting period of one-third per year on the annual anniversary date. In January 2009, Ms. Miltner surrendered her right to the restricted shares of common stock, in accordance with the terms of her resignation agreement with the Company.

In February 2008, our Board of Directors amended the board membership compensation plan. Eligible board members will each receive an annual retainer consisting of a grant of 41 each of restricted shares of common stock, non-voting, with a three year cliff vesting period and a cash payment of $40,000 made ratably over four quarters (the “Director Annual Retainer”). The cash payment is for attendance of up to five board meetings per year, and an additional $1,000 for attendance in person and $500 for attendance by telephone for each meeting in excess of five board meetings. The audit committee chair will receive an annual cash retainer of $12,000 and all other committee chairs will receive an annual cash retainer of $10,000. In addition, eligible board members will receive $1,000 for attendance in person and $500 for attendance by telephone for board committee meetings. The lead independent director will receive an annual cash retainer of $12,000. In lieu of the Director Annual Retainer, a new board member will receive an equity grant of 73 restricted shares of common stock, non-voting, with a three year vesting period of one-third per year.

In February 2008, our Board of Directors authorized, and in June 2008 our shareholders approved, the issuance of 73 restricted shares of common stock, non-voting, with a three year cliff vesting period, to our director Mr. Henriques, as the initial equity consideration for his election to the Board of Directors and 41 each of restricted shares of common stock, non-voting, with a three year cliff vesting period to each of our director Mr. Madden and our former director Ms. Miltner, as their annual equity consideration for board membership (collectively the “2008 Restricted Stock Issuances”).

In January 2009, in accordance with the terms of her resignation agreement with the Company, Ms. Miltner surrendered her right to (1) the 41 restricted shares of common stock, non-voting, with a three year cliff vesting period, that were authorized by our Board of Directors in February 2008 and approved by our shareholders in June 2008; and (2) the 32 restricted shares of common stock, non-voting, with a three year vesting period of one-third per year on the annual anniversary date, that were authorized, upon completion of the IPO and at the IPO price, by our Board of Directors in November 2007.

In May 2009, our Board of Directors authorized and our shareholders approved the issuance of 96 restricted shares of Class B common stock, non-voting, with a three year cliff vesting period to each of our directors Messrs. Henriques and Madden, as their annual equity consideration for board membership, (collectively the “2009 Restricted Stock Issuance”).

In September 2009, our Board of Directors approved, subject to shareholder approval, the designation of an additional 1,000 shares of Class B common stock, non-voting, to be reserved for the grant of restricted stock to our Board of Directors.

There were 192 restricted shares of Class B common stock, non-voting, granted under the 2009 Restricted Stock Issuance and 155 restricted shares of Class B common stock, non-voting, granted under the 2008 Restricted Stock Issuances to certain independent, non-employee directors during the year ended December 31, 2009 and 2008, respectively.

Directors who are also employees of the Company or affiliated with CVC International do not receive any compensation under the board membership compensation plan. Messrs. Anthony Shalom, Michael Shalom and directors of the board affiliated with CVC International do not receive director compensation. The summary director compensation table describes the total compensation paid to the Company’s independent, non-employee directors for the year ended December 31, 2009.

Independent, Non-Employee Directors

Adolfo Henriques

Thomas A. Madden

Director Compensation Table For Fiscal Year 2009

Name and Principal Position	Year	Fees Earned or Paid in Cash	Grant Date Fair Value of Stock Awards		All Other Compensation	Total
Adolfo Henriques, Director	2009	$51,500	$50,000	(3)	$—	$101,500
Compensation Committee Chairperson,(1) Audit Committee Member
Thomas A. Madden, Director	2009	$53,000	$50,000	(3)	$—	$103,000
Audit Committee Chairperson, Nominating & Corporate Governance Committee Member, Compensation Committee Member
Carol Miltner,(2) Director	2009	$82,000	$—		$—	$82,000
Audit Committee Member, Nominating & Corporate Governance Committee Chairperson, Compensation Committee Interim Chairperson

(1)	Mr. Henriques was elected a member of the Board of Directors of our Company in February 2008.
(2)	Ms. Miltner resigned as a member of the Board of Directors of our Company in January 2009.
(3)	In May 2009, the Company granted 96 restricted shares of Class B common stock, non-voting, with a three year cliff vesting period to each of our directors Messrs. Henriques and Madden, as their annual equity consideration for board membership. For further information related to the restricted shares awarded, see Part II, Item 8. Financial Statements and Supplemental Data, of this Annual Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to (i) all persons known by us to be the beneficial owners of more than 5% of our common stock; (ii) all NEOs; (iii) all directors; and (iv) all directors and Executive Officers as a group as of February 19, 2010.

Beneficial Owner(1)	Number of Shares	Percentage of Total Voting Shares
Co-Investment LLC VII (Intcomex)(2)(3) 399 Park Avenue, 14th Floor, New York, NY 10022	52,545	40.6%
Anthony Shalom(4)(5)	23,036	17.8%
Michael Shalom(4)(6)	8,952	6.9%
Enrique Bascur(2)(3)	—	—
Adolfo Henriques	—	—
Thomas A. Madden	—	—
Juan Pablo Pallordet(2)	—	—
Andres Small(2)	—	—
Russell A. Olson	—	—
All directors and executive officers as a group (8 persons)	31,988	24.7%

(1)	The address of each beneficial owner is c/o Intcomex, Inc., 3505 NW 107th Avenue, Miami, Florida 33178, unless ootherwise indicated.
(2)	Co-Investment LLC VII (Intcomex) is controlled by Citigroup Inc, a publicly-traded company that has securities listed on the New York Stock Exchange. Each of Messrs. Bascur, Pallordet and Small was nominated as a director of our Company by CVC International pursuant to the terms of the shareholders agreement.
(3)	Mr. Bascur is a member of the CVC International divestment committee that must approve any sale of Co-Investment LLC VII (Intcomex)’s shares in our Company.
(4)	Each of Messrs. Anthony Shalom and Michael Shalom were nominated as a director of our Company by themselves pursuant to the terms of the shareholders agreement.
(5)	Held by Shalom Holdings 1 LLLP. Mr. Michael Shalom has sole voting control and investment discretion over the shares held by Shalom Holdings 1 LLLP.
(6)	Held by Shalom Holdings 3 LLLP. Mr. Michael Shalom has sole voting control and investment discretion over the shares held by Shalom Holdings 3 LLLP.

Equity Compensation Plan Information

Stock Options

There were no stock options granted during the years ended December 31, 2009 and 2008.

The Company’s equity compensation plans as of December 31, 2009, are as follows:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
		(in dollars)
Equity compensation plans approved by security holders	1,280	$1,077	(1)	160
Equity compensation plans not approved by security holders	—	—		—

Total	1,280	$1,077		160

(1)	The exercise strike price was determined at the issuance of the stock options by a study conducted by an independent expert.

A maximum of 1,700 shares of Class B common stock, non-voting may be issued under the 2007 Founders’ Option Plan, and subject to certain capital adjustment provisions, a maximum of 250 shares of common stock, subject to options, may be granted to management employees and independent, non-employee directors in a single calendar year. As of December 31, 2009, 1,540 stock options were issued, of which 1,280 were outstanding and 160 were issuable under the 2007 Founders’ Option Plan. As of December 31, 2008, 1,540 stock options were issued, of which 1,490 were outstanding and 100 may be issued under the 2007 Founders’ Option Plan. Upon exercise of the outstanding stock options granted under the 2007 Founders’ Option Plan, an aggregate of 1,280 shares of Class B common stock, non-voting are issuable with a weighted average exercise price of $1,077 per share.

Restricted Shares of Common Stock

In February 2008, our Board of Directors authorized, and in June 2008, our shareholders approved, the issuance of 73 restricted shares of Class B common stock, non-voting, with a three year cliff vesting period to our director Mr. Henriques, as the initial equity consideration for his election to the Board of Directors and 41 restricted shares of Class B common stock, non-voting, with a three year cliff vesting period to each of our director Mr. Madden and our former director Ms. Miltner, as their annual equity consideration for board membership. In January 2009, Ms. Miltner surrendered her right to the restricted shares of Class B common stock, in accordance with the terms of her resignation agreement with the Company.

In May 2009, our Board of Directors authorized and our shareholders approved the issuance of 96 restricted shares of Class B common stock, non-voting, with a three year cliff vesting period to each of our directors Messrs. Henriques and Madden, as their annual equity consideration for board membership.

In September 2009, our Board of Directors approved, subject to shareholder approval, the designation of an additional 1,000 shares of Class B common stock, non-voting, to be reserved for the grant of restricted stock to our Board of Directors. Pursuant to the closing of the 13 1/4% Senior Notes sold in a private placement transaction on December 22, 2009. Certain of the Company’s existing shareholders and their affiliates contributed $20,001 of new capital in exchange for 27,175 newly-issued shares of our Class B Common Stock, non-voting, through a subscription agreement. The fair value of the Class B common stock, non-voting was determined by independent valuation experts as of the date the 13 1/4% Senior Notes closed.

As of December 31, 2009 and 2008, the Company did not offer equity compensation plans not approved by security holders under which equity securities of our Company are authorized for issuance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with IFX Corporation

IFX Corporation (“IFX”) is a Latin American telecommunications service provider that provides internet access services to our Miami Operations and our in-country operations in Argentina, Chile, Colombia, Guatemala, Mexico, Panama and Uruguay. IFX is privately held by Michael Shalom and a family member. As President of our Company and Chairman of IFX, Michael Shalom is both a shareholder and officer of the Company and IFX. The Company sells IT products to and purchases internet access from IFX. During the years ended December 31, 2009, 2008 and 2007, the Company paid approximately $0.5 million, $0.6 million and $0.5 million, respectively, to IFX for their services. During the years ended December 31, 2009, 2008 and 2007, the Company sold approximately $3,700 $29,000 and $231,000, respectively, of IT products to IFX. The Company did not have an outstanding receivable balance from IFX as of December 31, 2009 and 2008. The trade receivables of IFX are guaranteed by Techno-Mundial, S.A., a former shareholder of our Company. We believe that all transactions with IFX have been made on terms that are not less favorable to us than those available in a comparable arm’s length transaction and in the ordinary course of business.

Subscription Agreement with Related Parties

On December 22, 2009, the Company issued additional an additional 27,175 Class B Common Stock, non-voting to certain existing shareholders who became party to a both a subscription agreement governing the issuance of shares as well as the fourth amended and restated shareholders agreement. In exchange for the shares, the Company received an aggregate of $15.1 million in 11 ¾% Senior Notes, $0.9 million in accrued interest and tender premium and $4.0 million in cash. Each subscriber was an “accredited investor,” as defined by Regulation D of the Securities Act of 1933 (the “Securities Act”). The offering and sale of the shares were exempt from registration under the Securities Act, applicable U.S. state securities laws and the laws of any non-U.S. jurisdictions by virtue of Section 4(2) of the Securities Act, exemptions under applicable U.S. state securities laws and exemptions under the laws of any non-U.S. jurisdictions, as defined by Rule 501(a) of Regulation D of the Securities Act.

The subscribers included Shalom Holdings 1, LLLP and Shalom Holdings 3, LLLP, which are controlled by Messrs. Michael and Anthony Shalom, respectively. Each of these companies contributed $1.3 million in 11 ¾% Senior Notes in exchange for 1,794 Class B non-voting shares. In addition, CVCI Intcomex Bond Purchase LP, which is controlled by CVC International, contributed $7.0 million in 11 ¾% Senior Notes and $3.2 million in cash in exchange for 13,974 Class B Common Stock, non-voting.

Consulting Agreement with Related Parties

In November 2008, the Company entered into a 14-month consulting agreement in the amount of $0.5 million with two of the Company’s shareholders, who were former managers of our operation in Mexico, to provide advice and operating guidance to the new management of the Company’s Mexican operations. The expense was included in the Company’s restructuring plan provision as of December 31, 2008. As of December 31, 2009 and 2008, the amounts paid to the related parties to the agreements were $0.5 million and $0.1 million, respectively.

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

Shareholders Agreement

Pursuant to our fourth amended and restated shareholders agreement among us and each of our shareholders, so long as the Shaloms beneficially own securities representing not less than 22.0% of our voting power in the aggregate, CVC International may nominate five directors and the Shaloms may nominate two directors to our Board of Directors and two directors are independent. Each of CVC International and collectively, Messrs. Anthony and Michael Shalom is entitled to remove the independent directors at any time and replace them with other individuals who would be independent directors pursuant to the terms of the shareholder agreement.

The shareholders agreement also provides that we may not effect certain amendments to our certificate of incorporation or bylaws, incur certain levels of indebtedness, change our line of business or take certain other actions, without in each case obtaining the consent of the directors of our Company appointed by the Shaloms. In addition, each of our shareholders other than CVC International, whom we refer to as our minority shareholders, has granted CVC International an option to purchase all of our capital stock owned by such minority shareholder at fair value, upon the occurrence of a “termination event.” A termination event includes generally a termination of such minority shareholder’s employment (or other relationship) with our Company for cause or the termination by such minority shareholder of his or her employment (or other relationship) with our Company without good reason. Pursuant to the shareholders agreement, our shareholders have agreed to certain restrictions on the transfer of their stock in our Company, including rights of first offer, tag-along rights and drag-along rights. The shareholders agreement also provides Centel’s pre-acquisition shareholders (who received Class B common stock, non-voting stock in our Company in partial exchange for their shares in Centel) with observer rights in connection with meetings of our Board of Directors. The shareholders agreement will terminate upon the earliest to occur of (i) a date when CVC International no longer holds a majority of our voting equity securities or (ii) a date when the Shaloms hold less than 15.0% of the aggregate voting power of all outstanding equity securities.

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

Director Independence

Our Board of Directors ensures that its determinations regarding the definition of “independent” are consistent with the Nasdaq Rules, the SEC rules and relevant securities and other laws and regulations. Consistent with these considerations, and after reviewing all relevant transactions or relationships between each director, or any of his family members, and us, our senior management and our independent auditors, our Board of Directors has affirmatively determined that six of our directors, Messrs. Bascur, Henriques, Madden, Pallordet and Small are independent directors within the meaning of the applicable laws, regulations and the listing standards of the Nasdaq. Messrs. Michael Shalom and Anthony Shalom are not “independent” directors under the Nasdaq independence standards. Messrs. Michael Shalom and Pallordet are not “independent” audit committee members under the Nasdaq independence standards for audit committee members. Mr. Anthony Shalom is not an “independent” compensation committee member under the Nasdaq independence standards for compensation committee members because he is the Chairman of the Company.

Item 14.	Principal Accounting Fees and Services.

BDO Seidman, LLP (“BDO”) serves as the Company’s independent registered public accounting firm. The following table presents fees paid for audit of our annual consolidated financial statements and all other professional services rendered by BDO for the years ended December 31, 2009 and 2008.

	For the Years Ended December 31,
	2009	2008
	(Dollars in thousands)
Audit fees (1)	$818	$1,011
Tax fees (2)	4	3
All other fees:
Review of offering memorandum (3)	239	—

Total	$1,061	$1,014

(1)	Audit fees relate to the audit of the Company’s consolidated financial statements and the financial statements of our subsidiaries, quarterly reviews of our interim consolidated financial statements and the financial statements of our subsidiaries.
(2)	Tax fees relate to tax compliance and consulting including the review of tax returns and tax planning services of our subsidiaries.
(3)	Review of offering memorandum pursuant to the Securities Act of 1933 Rule 144A, Private Resales of Securities to Institutions.

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

(a) 1. Financial Statements.

See Part II—Item 8. Financial Statements and Supplemental Data—Index to Consolidated Financial Statements, of this Annual Report.

(a) 2. Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable, are not present in amounts sufficient to require submission of the schedules or the required information is presented in the Consolidated Financial Statements or related notes as shown under Part II—Item 8. Financial Statements and Supplemental Data, of this Annual Report.

(a) 3. List of Exhibits.

Exhibit No.	Exhibit

2.1	Stock Purchase Agreement among Court Square Capital, Ltd., the sellers named therein and Intcomex, Inc., dated August 27, 2004. Incorporated by reference to Exhibit 2.1 to the registration statement on Form S-4 (File No. 333-134090) (the “S-4 Registration Statement”).

3.1	Second Amended and Restated Certificate of Incorporation of Intcomex, Inc. Incorporated by reference to Exhibit 3.1 to the S-4 Registration Statement.

3.2	Amendment No. 1 to the Second Amended and Restated Certificate of Incorporation of Intcomex, Inc. Incorporated .*

3.3	By-laws of Intcomex, Inc. Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2007.

4.1	Indenture, dated as of August 25, 2005, between Intcomex, Inc., the guarantors named therein, and the Bank of New York as Trustee. Incorporated by reference to Exhibit 4.1 to the S-4 Registration Statement.

4.2(a)	Supplemental Indenture, dated as of October 31, 2006 to the Indenture, dated as of August 25, 2005. Incorporated by reference to Exhibit 4.10 to the S-4 Registration Statement.

4.2(b)	Second Supplemental Indenture, dated as of December 22, 2009, to the Indenture, dated as of August 25, 2005. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the SEC on December 23, 2009.

4.3	Indenture, dated as of December 22, 2009, among Intcomex, Inc., Software Brokers of America, Inc., Intcomex Holdings, LLC, Intcomex Holdings SPC-I, LLC, Forza Power Technologies, LLC, Klip Xtreme, LLC, NEXXT Solutions, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 23, 2009.

4.4

Pledge Agreement among Intcomex, Inc., Intcomex Holdings, LLC and Intcomex Holdings SPC-I, LLC, as pledgors, in favor of The Bank of New York, as trustee, dated as of August 25, 2005. Incorporated by reference to Exhibit 4.4 to the S-4 Registration Statement.

4.5	Security Agreement by Software Brokers of America, Inc. and The Bank of New York, as trustee, dated as of August 25, 2005. Incorporated by reference to Exhibit 4.5 to the S-4 Registration Statement.

4.6	Lien Subordination Agreement among Comerica Bank, The Bank of New York and Software Brokers of America, Inc., dated as of August 25, 2005. Incorporated by reference to Exhibit 4.6 to the S-4 Registration Statement.

4.7	Stock Pledge Agreement between Intcomex Holdings, SPC-I, LLC, as pledgor, in favor of The Bank of New York, as trustee, dated as of August 25, 2005. Incorporated by reference to Exhibit 4.7 to the S-4 Registration Statement.

4.8	Share Charge between Intcomex Holdings, LLC, The Bank of New York and IXLA Holdings Ltd., dated as of August 25, 2005. Incorporated by reference to Exhibit 4.8 to the S-4 Registration Statement.

4.9	Treasury Management Services Controlled Collateral Account Service Agreement among Comerica Bank, Software Brokers of America, Inc. and The Bank of New York, dated August 25, 2005. Incorporated by reference to Exhibit 4.9 to the S-4 Registration Statement.

4.10	Pledge Agreement among Intcomex, Inc., Intcomex Holdings, LLC and Intcomex Holdings SPC-I, LLC, as pledgors, in favor of The Bank of New York Mellon, as trustee, dated as of December 22, 2009.*

4.11	Limited Guaranty among Intcomex, Inc., Software Brokers of America, and Comerica Bank, dated as of December 22, 2009.*

Exhibit No.	Exhibit

4.12	Subsidiary Guaranty among Forza Power Technologies, LLC, Klip Xtreme, LLC, NEXXT Solutions, LLC, Software Brokers of America, and Comerica Bank, dated as of December 22, 2009.*

4.13	Security Agreement by Software Brokers of America, Inc., the guarantors named therein, and The Bank of New York Mellon, as trustee, dated as of December 22, 2009.*

4.14	Lien Subordination Agreement among Comerica Bank, Software Brokers of America, Inc., Forza Power Technologies, LLC, Klip Xtreme, LLC, NEXXT Solutions, LLC, and The Bank of New York Mellon, as trustee dated as of December 22, 2009.*

4.15	Stock Pledge Agreement between Intcomex Holdings, SPC-I, LLC, as pledgor, in favor of The Bank of New York Mellon, as trustee, dated as of December 22, 2009.*

4.16	Share Charge between Intcomex Holdings, LLC, The Bank of New York Mellon and IXLA Holdings Ltd., dated as of December 22, 2009.*

4.17	Treasury Management Services Controlled Collateral Account Service Agreement among Comerica Bank, Software Brokers of America, Inc. and The Bank of New York, as trustee dated December 22, 2009.*

4.18	Trademark Security Agreement Software Brokers of America, Inc. and The Bank of New York Mellon, as trustee dated as of December 22, 2009.*

4.19	Registration Rights Agreement, dated December 22, 2009, between Intcomex, Inc., the guarantors named therein, and Banc of America Securities LLC and Citigroup Global Markets, Inc. Incorporated by reference to Exhibit 4.3 to our Current Form 8-K filed with the SEC on December 23, 2009.

10.1	Revolving Credit Agreement between Software Brokers of America, Inc., the guarantors named therein, and Comerica Bank, as Administrative Agent and Lead Arranger dated as of December 22, 2009.*

10.2	Credit Agreement between Software Brokers of America, Inc. and Comerica Bank, dated as of August 25, 2005. Incorporated by reference to Exhibit to 10.1 to the S-4 Registration Statement.

10.3	Amendment No. 1 to Credit Agreement, Amendment to Intcomex Subordination Agreement and Waiver Re Intcomex Subordinated Indebtedness, dated as of November 2, 2006, by and among Software Brokers of America, Inc., Comerica Bank and Intcomex, Inc. Incorporated by reference to Exhibit 10.7 of the S-4 Registration Statement.

10.4	Amendment No. 2 to Credit Agreement, dated as of May 15, 2007, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 18, 2007.

10.5	Amendment No. 3 to Credit Agreement, dated as of August 17, 2007, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on August 23, 2007.

10.6	Amendment No. 4 to Credit Agreement, dated as of March 28, 2008, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K filed with the SEC on March 31, 2008.

10.7	Amendment No. 5 to Credit Agreement, dated as of May 14, 2008, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the SEC on May 14, 2008.

10.8	Amendment No. 6 to Credit Agreement, dated as of November 13, 2008, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.

10.9	Amendment No. 7 to Credit Agreement, dated as of March 20, 2009, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K filed with the SEC on March 30, 2009.

10.10	Fourth Amended and Restated Shareholders Agreement among the CVC shareholders named therin, the Shalom shareholders named therein, the Centel shareholders named therein, the additional shareholders named therein, and Intcomex, Inc., dated as of December 22, 2009.*

10.11	Employment Agreement of Russell Olson, dated March 9, 2005. Incorporated by reference to Exhibit 10.4 of the S-4 Registration Statement.

10.12

Lease Agreement between Lit Industrial Limited Partnership, as landlord, and Software Brokers of America, Inc., as tenant, dated May 12, 2006. Incorporated by reference to Exhibit 10.6 of the S-4 Registration Statement.

10.13	Founders’ Stock Option Grant Agreement, dated February 27, 2007. Incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K filed with the SEC on March 30, 2007.#

10.14	Indemnity Agreement between Co-Investment LLC VII (Intcomex), Anthony Shalom and Michael Shalom, as Main Sellers, dated as of June 29, 2007. Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the SEC on August 17, 2007.

Exhibit No.	Exhibit

10.15	Restricted Stock Grant Agreement, dated as of November 14, 2007, between Intcomex, Inc. and Thomas A. Madden. Incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K filed with the SEC on March 31, 2008.#

10.16	Restricted Stock Grant Agreement, dated as of June 30, 2008, between Intcomex, Inc. and Adolfo Henriques. Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008.

10.17	Restricted Stock Grant Agreement, dated as of June 30, 2008, between Intcomex, Inc. and Thomas A. Madden. Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008.

10.18	Restricted Stock Grant Agreement, dated as of June 30, 2008, between Intcomex, Inc. and Carol Miltner. Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008.

10.19	Resignation Letter of Carol Miltner, dated as of January 20, 2009. Incorporated by reference to Exhibit 14 to the Current Report on Form 8-K filed with the SEC on January 21, 2009.

10.20	Form of Intcomex, Inc. Restricted Stock Grant Agreement. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on July 29, 2009. #

10.21	Form of 13 1/4% Second Priority Senior Secured Note due 2014. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on December 23, 2009.

10.22	Registration Rights Agreement, dated as of December 22, 2009, among Intcomex, Inc., Software Brokers of America, Inc., Intcomex Holdings, LLC, Intcomex Holdings SPC-I, LLC, Forza Power Technologies, LLC, Klip Xtreme, LLC, NEXXT Solutions, LLC, Banc of America Securities LLC and Citigroup Global Markets Inc. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on December 23, 2009.

12.1	Calculation of Ratio of Earnings to Fixed Charges.*

14.1	Intcomex, Inc. Code of Business Conduct and Ethics. Incorporated by reference to Exhibit 14 to the Current Report on Form 8-K filed with the SEC on December 16, 2007.

21.1	Subsidiaries of Intcomex, Inc.*

31.1	Certification by Principal Executive Officer required by Section 302(b) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Principal Financial Officer required by Section 302(b) of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
#	Indicates a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTCOMEX, INC.

By:	/s/ ANTHONY SHALOM
Anthony Shalom
Chairman and Director

February 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ ANTHONY SHALOM Anthony Shalom	Chairman and Director	February 19, 2010

/s/ MICHAEL SHALOM Michael Shalom	Chief Executive Officer, President and Director	February 19, 2010

/s/ RUSSELL A. OLSON Russell A. Olson	Chief Financial Officer, Treasurer and Secretary	February 19, 2010

/s/ ENRIQUE BASCUR Enrique Bascur	Director	February 19, 2010

/s/ ADOLFO HENRIQUES Adolfo Henriques	Director	February 19, 2010

/s/ THOMAS A. MADDEN Thomas A. Madden	Director	February 19, 2010

/s/ JUAN PABLO PALLORDET Juan Pablo Pallordet	Director	February 19, 2010

/s/ ANDRES SMALL Andres Small	Director	February 19, 2010

Exhibit Index

Exhibit No.	Exhibit

3.2	Amendment No. 1 to the Second Amended and Restated Certificate of Incorporation of Intcomex, Inc. Incorporated .

4.10	Pledge Agreement among Intcomex, Inc., Intcomex Holdings, LLC and Intcomex Holdings SPC-I, LLC, as pledgors, in favor of The Bank of New York Mellon, as trustee, dated as of December 22, 2009.

4.11	Limited Guaranty among Intcomex, Inc., Software Brokers of America, and Comerica Bank, dated as of December 22, 2009.

4.12	Subsidiary Guaranty among Forza Power Technologies, LLC, Klip Xtreme, LLC, NEXXT Solutions, LLC, Software Brokers of America, and Comerica Bank, dated as of December 22, 2009.

4.13	Security Agreement by Software Brokers of America, Inc., the guarantors named therein, and The Bank of New York Mellon, as trustee, dated as of December 22, 2009.

4.14	Lien Subordination Agreement among Comerica Bank, Software Brokers of America, Inc., Forza Power Technologies, LLC, Klip Xtreme, LLC, NEXXT Solutions, LLC, and The Bank of New York Mellon, as trustee dated as of December 22, 2009.

4.15	Stock Pledge Agreement between Intcomex Holdings, SPC-I, LLC, as pledgor, in favor of The Bank of New York Mellon, as trustee, dated as of December 22, 2009.

4.16	Share Charge between Intcomex Holdings, LLC, The Bank of New York Mellon and IXLA Holdings Ltd., dated as of December 22, 2009.

4.17	Treasury Management Services Controlled Collateral Account Service Agreement among Comerica Bank, Software Brokers of America, Inc. and The Bank of New York, as trustee dated December 22, 2009.

4.18	Trademark Security Agreement Software Brokers of America, Inc. and The Bank of New York Mellon, as trustee dated as of December 22, 2009.

4.19	Registration Rights Agreement, dated December 22, 2009, between Intcomex, Inc., the guarantors named therein, and Banc of America Securities LLC and Citigroup Global Markets, Inc. Incorporated by reference to Exhibit 4.3 to our Current Form 8-K filed with the SEC on December 23, 2009.

10.1	Revolving Credit Agreement between Software Brokers of America, Inc., the guarantors named therein, and Comerica Bank, as Administrative Agent and Lead Arranger dated as of December 22, 2009.

10.10	Fourth Amended and Restated Shareholders Agreement among the CVC shareholders named therin, the Shalom shareholders named therein, the Centel shareholders named therein, the additional shareholders named therein, and Intcomex, Inc., dated as of December 22, 2009.

12.1	Calculation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Intcomex, Inc.

31.1	Certification by Principal Executive Officer required by Section 302(b) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer required by Section 302(b) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.