Form 10-Q
period 2010-03-31
Intcomex, Inc.
filed 2010-05-17
CIK 1359425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 13, 2010, the Registrant had 100,000 shares of common stock, voting, $0.01 par value, and 29,357 shares of Class B common stock, non-voting, $0.01 par value, outstanding. There is no public trading market for the common stock.

INTCOMEX, INC.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	As of
	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$31,196	$27,234
Trade accounts receivable (net of allowance for doubtful accounts of $4,212 and $4,428 at March 31, 2010 and December 31, 2009, respectively)	104,209	100,238
Inventories	123,772	95,185
Prepaid expenses, notes receivable and other	34,197	34,221
Due from related parties	230	272

Total current assets	293,604	257,150
Property and equipment, net	16,255	16,295
Goodwill	13,854	13,704
Identifiable intangible assets	1,640	1,658
Notes receivable and other	18,846	19,294

Total assets	$344,199	$308,101

Liabilities and Shareholders’ Equity
Liabilities
Current liabilities
Lines of credit	$17,053	$14,729
Current maturities of long-term debt	554	557
Accounts payable	144,484	117,216
Accrued expenses and other	19,259	13,880
Due to related parties	75	75

Total current liabilities	181,425	146,457
Long-term debt, net of current maturities	114,621	114,425
Other long-term liabilities	4,466	4,485

Total liabilities	300,512	265,367

Commitments and contingencies	—	—

Shareholders’ equity
Common stock, voting $0.01 par value, 140,000 shares authorized, 100,000 issued and outstanding	1	1
Class B common stock, non-voting $0.01 par value, 60,000 shares authorized, 29,357 issued and outstanding	—	—
Additional paid in capital	41,452	41,388
Retained earnings	5,040	5,153
Accumulated other comprehensive loss	(2,806)	(3,808)

Total shareholders’ equity	43,687	42,734

Total liabilities and shareholders’ equity	$344,199	$308,101

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue	$243,645	$204,382

Cost of revenue	219,885	183,786

Gross profit	23,760	20,596

Operating expenses
Selling, general and administrative	16,895	17,055
Depreciation and amortization	1,074	1,044

Total operating expenses	17,969	18,099
Operating income	5,791	2,497

Other expense (income)
Interest expense	4,889	3,834
Interest income	(92)	(147)
Foreign exchange loss	469	1,638
Other expense (income), net	92	(3,711)

Total other expense	5,358	1,614
Income before provision for income taxes	433	883

Provision for income taxes	546	870

Net (loss) income	$(113)	$13

Net (loss) income per weighted average share of common stock, voting and Class B common stock, non-voting:
Basic	$(0.87)	$0.13

Diluted	$(0.87)	$0.13

Weighted average number of common shares, voting and Class B common stock, non-voting, used in per share calculation:
Basic	129,357	102,182

Diluted	129,357	102,182

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(113)	$13
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation expense	64	66
Depreciation expense	956	926
Amortization expense	726	600
Bad debt expense	184	801
Inventory obsolescence expense	187	294
Deferred income tax expense	163	188
Gain on extinguishment of long-term debt	—	(3,814)
(Gain) loss on disposal of property and equipment	(9)	12

Change in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivables	(4,155)	(3,328)
Inventories	(28,774)	4,088
Prepaid expenses, notes receivable and other	(115)	(320)
Due from related parties	42	34
Increase (decrease) in:
Accounts payable	27,268	5,467
Accrued expenses and other	5,463	(4,177)
Due to related parties	—	6

Net cash provided by operating activities	1,887	856

Cash flows from investing activities:
Purchases of property and equipment	(919)	(779)
Proceeds from notes receivable	—	61
Proceeds from disposition of assets	58	3

Net cash used in investing activities	(861)	(715)

Cash flows from financing activities:
Borrowings (payments) under lines of credit, net	2,324	(888)
Proceeds from borrowings under long-term debt	—	57
Payments of long-term debt	(141)	(2,418)

Net cash provided by (used in) financing activities	2,183	(3,249)
Effect of foreign currency exchange rate changes on cash and cash equivalents	753	(280)

Net increase (decrease) in cash and cash equivalents	3,962	(3,388)
Cash and cash equivalents, beginning of period	$27,234	$22,344

Cash and cash equivalents, end of period	$31,196	$18,956

Supplemental disclosure of non-cash flow information
Property and equipment acquired through financing	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(Unaudited)

Note 1. Organization and Basis of Presentation

Nature of Operations

Intcomex, Inc. (“Intcomex”) is a United States (“U.S.”) based pure play value-added international distributor of computer information technology (“IT”) products focused solely on serving Latin America and the Caribbean (the “Region”). Intcomex distributes computer equipment, components, peripherals, software, computer systems, accessories, networking products and digital consumer electronics. Intcomex offers single source purchasing to its customers by providing an in-stock selection of products from vendors, including many of the world’s leading IT product manufacturers.

Organization

The accompanying unaudited condensed consolidated financial statements include the accounts of Intcomex and its subsidiaries (collectively referred to herein as the “Company”) including the accounts of Intcomex Holdings, LLC (“Holdings”) (parent company of Software Brokers of America, Inc. (“SBA”), a Florida corporation), IXLA Holdings, Ltd. (“IXLA”), IFC International, LLC, a Delaware limited liability company (“IFC”) and Intcomex International Holdings Cooperatief U.A., a Netherlands cooperative (“Coop”). IXLA is the Cayman Islands limited time duration holding company of 14 separate subsidiaries located in Central America, South America and the Caribbean. IFC and Coop are the parent companies of Intcomex Holdings SPC-1, LLC (parent company of Centel, S.A. de C.V. (“Intcomex Mexico” or “Centel”), a dually formed company in the U.S. and Mexico).

Use of Accounting Estimates

The Company prepared its unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The principles require the Company to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses, cash flows and the related footnote disclosures during the period. On an on-going basis, the Company reviews and evaluates its estimates and assumptions, including, but not limited to, those that relate to the realizable value of accounts receivable, inventories, identifiable intangible assets, goodwill and other long-lived assets, income taxes and contingencies. Actual results could differ from these estimates.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include certain information and disclosures normally required for comprehensive annual consolidated financial statements. Therefore, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2009, included in the Company’s Form 10-K filed with the SEC on February 22, 2010 (“Annual Report”). The results of operations for the three months ended March 31, 2010, may not be indicative of the results of operations that can be expected for the full year.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of March 31, 2010, and its results of operations and its statements of cash flows for the three months ended March 31, 2010 and 2009, as applicable. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements reflect the Company as the reporting entity for all periods presented.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(Unaudited)

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a framework for all fair value measurements and expands disclosures related to fair value measurement and developments. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires that assets and liabilities measured at fair value are classified and disclosed in one of the following three categories:

Level 1—Quoted market prices for identical assets or liabilities in active markets or observable inputs;

Level 2—Significant other observable inputs that can be corroborated by observable market data; and

Level 3—Significant unobservable inputs that cannot be corroborated by observable market data.

The carrying amounts of cash and cash equivalents, trade accounts receivable, notes and other receivables, accounts payable, accrued expenses and other approximate fair value because of the short-term nature of these items. The carrying amounts of outstanding short-term debt approximate fair value because interest rates over the term of these financial instruments approximate current market interest rates available to the Company. The current market price of outstanding long-term debt approximates fair value because the Company’s 13 1/4% Second Priority Senior Secured Notes due December 15, 2014 (the “13 1/4% Senior Notes”) are currently tradable under the Securities Act of 1933 Rule 144A, Private Resales of Securities to Institutions.

The amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices approximates the fair value of derivative financial instruments. The Company did not have any foreign currency forward contracts outstanding as of March 31, 2010 and December 31, 2009. There were no changes to our valuation methodology for assets and liabilities measured at fair value during the three months ended March 31, 2010.

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

FAS ASC 260, Earnings per Share, requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted net (loss) income per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid in capital when the award becomes deductible are assumed to be used to repurchase shares.

The Company has two classes of common stock: voting and Class B, non-voting (collectively herein referred to as the “Common Stock”). Common stock, voting and Class B common stock, non-voting have substantially identical rights with respect to any dividends or distributions of cash or property declared on shares of common stock and rank equally as to the right to receive proceeds on liquidation or dissolution of the Company after the payment of the Company’s indebtedness. The Company uses the two-class method for calculating net (loss) income per share. Basic and diluted net (loss) income per share of Common Stock are the same.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(Unaudited)

The following table sets forth the computation of basic and diluted net (loss) income per weighted average share of Common Stock:

	For the Three Months Ended March 31,
	2010	2009
Numerator for basic and diluted net (loss) income per share of Common Stock:
Net (loss) income	$(113)	$13

Denominator:
Denominator for basic net (loss) income per share of Common Stock – weighted average shares	129,357	102,182

Effect of dilutive securities:
Stock options and unvested restricted stock(1)	—	—

Denominator for diluted net (loss) income per common share, voting and Class B common share, non-voting - adjusted weighted average shares	129,357	102,182

Net (loss) income per share of Common Stock:
Basic	$(0.87)	$0.13

Diluted	$(0.87)	$0.13

(1)

The stock options were antidilutive during the three months ended March 31, 2010 and 2009, as the fair value was below the exercise price. The shares of restricted common stock, non-voting were antidilutive during the three months ended March 31, 2010 and 2009.

Comprehensive Income

FASB ASC 220, Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in the Company’s consolidated financial statements. Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources, comprised of net (loss) income and other comprehensive income (loss). Comprehensive income (loss) consisted of the following for the periods presented:

	For the Three Months Ended March 31,
	2010	2009
Comprehensive income (loss)
Net (loss) income	$(113)	$13
Foreign currency translation adjustments	1,002	(451)

Total comprehensive income (loss)	$889	$(438)

Foreign currency translation adjustments were driven by Centel, our operations in Mexico of $1,002 and $(451), respectively, for the three months ended March 31, 2010 and 2009. Accumulated other comprehensive loss, consisting of cumulative foreign currency losses, included in shareholders’ equity totaled $(2,806) and $(3,808), respectively, as of March 31, 2010 and December 31, 2009.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(Unaudited)

Note 2. Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 to our audited consolidated financial statements included in the Company’s Annual Report. These accounting policies have not significantly changed.

Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). The new standard modifies the fair value requirements of ASC 605-25, Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of a selling price” in addition to Vendor Specific Objective Evidence, or VSOE, and Third Party Evidence, or TPE, for determining the selling price of a deliverable. ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the effect ASU 2009-13 may have on its unaudited condensed consolidated financial statements.

Recently Adopted Accounting Guidance

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820)-Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 clarifies how entities should estimate the fair value of liabilities under the FASB ASC 820, Fair Value Measurements and Disclosures (formerly SFAS No. 157, Fair Value Measurements). ASU 2009-05 improves the consistency of the application of ASC 820 and reduces potential ambiguity in financial reporting when measuring the fair value of liabilities. The FASB issued ASU 2009-05 as a result of expressed concern that there may be a lack of observable market information to measure the fair value of a liability. This standard is effective for interim and annual periods beginning after October 1, 2009, which did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In June 2009, the FASB issued ASC 810, Consolidation, (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)) regarding the consolidation of variable interest entities. ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods beginning after November 15, 2009, which did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In June 2009, the FASB issued ASC 860, Transfers and Servicing (formerly SFAS No. 166, Accounting for Transfers of Financial Assets). ASC 860 requires more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. ASC 860 eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosure. This standard is effective for fiscal years beginning after November 15, 2009, which did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles (formerly SFAS No. 168, The “FASB Accounting Standards Codification”TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162) (“ASC 105”). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP, except for SEC rules and interpretive releases, which are sources of authoritative U.S. GAAP for SEC registrants. The standard is effective for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of the standard on September 30, 2009, which did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In May 2009, the FASB issued ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) (“ASC 855”). ASC 855 establishes general accounting standards and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for fiscal years and interim periods ended after June 15, 2009. The Company adopted the provisions of the standard, which had no effect on its audited consolidated financial statements and subsequent events through the date of this filing. The Company evaluated subsequent events from April 1, 2010 to May 14, 2010, the date the Company issued its unaudited condensed consolidated financial statements.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(Unaudited)

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

In April 2009, the FASB issued transition guidance ASC 820-10-65-4 Fair Value Measurements and Disclosures—Overall—Transition Guidance, the provisions of which have been incorporated in ASC 820-10-50-2 Fair Value Measurements and Disclosures—Overall—Disclosures (“ASC 820”). ASC 820-10-50-2 requires disclosures about fair value of financial instruments for interim reporting periods and annual financial statements of publicly traded companies. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of the standard and included its effect on its unaudited condensed consolidated financial statements.

In March 2008, the FASB issued ASC 815, Derivatives and Hedging (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133) (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities including how and why an entity uses, how an entity accounts for derivative instruments; and related hedged items and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. ASC 815 is effective beginning January 1, 2009. The Company adopted the provisions of the standard and included its effect on its unaudited condensed consolidated financial statements.

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

In December 2007, the FASB issued ASC 805, Business Combinations (“ASC 805”), (formerly SFAS 141 (revised 2007), Business Combinations). ASC 805 expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted the provisions of the standard, which did not have an effect on its unaudited condensed consolidated financial statements. However, if the Company enters into material business combinations in the future, a transaction may significantly impact the Company’s unaudited condensed consolidated financial statements.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(Unaudited)

Note 3. Property and Equipment, Net

Property and equipment, net consisted of the following for the periods presented:

	As of
	March 31, 2010	December 31, 2009
Property and equipment, net
Land	$735	$735
Building and leasehold improvements	8,506	8,410
Office furniture, vehicles and equipment	11,298	11,012
Warehouse equipment	2,438	2,438
Software	8,890	8,337

Total property and equipment	31,867	30,932
Less accumulated depreciation	(15,612)	(14,637)

Total property and equipment, net	$16,255	$16,295

Note 4. Identifiable Intangible Assets, Net and Goodwill

Identifiable Intangible Assets, Net

On June 23, 2005, the Company acquired a 100.0% interest in Centel, a distributor of IT products and peripherals located in Mexico. In connection with the acquisition, the Company acquired $5,440 in identifiable intangible assets of Centel, including $3,630 for acquired customer relationships with a 10 year useful life, $1,080 for tradenames with a 3.5 year weighted average useful life and $730 for non-compete agreements with a three year useful life. Centel is included as a wholly-owned subsidiary in the Company’s unaudited condensed consolidated financial statements and its results of operations in the unaudited condensed consolidated statements of operations. For the three months ended March 31, 2010 and 2009, the Company recorded amortization expense related to the intangible assets of $118. There were no impairment charges for identifiable intangible assets for the three months ended March 31, 2010 and 2009.

Identifiable intangible assets, net consisted of the following for the periods presented:

As of March 31, 2010	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships	$3,630	$(1,753)	$(253)	$1,624	10.0
Tradenames	1,080	(1,062)	(2)	16	3.5
Non-compete agreements	730	(730)	—	—	3.0
Patents	5	(5)	—	—

Total identifiable intangible assets, net	$5,445	$(3,550)	$(255)	$1,640

As of December 31, 2009	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships	$3,630	$(1,662)	$(333)	$1,635	10.0
Tradenames	1,080	(1,035)	(22)	23	3.5
Non-compete agreements	730	(730)	—	—	3.0
Patents	5	(5)	—	—

Total identifiable intangible assets, net	$5,445	$(3,432)	$(355)	$1,658

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(Unaudited)

There were no impairment charges against identifiable intangible assets for the three months ended March 31, 2010 and 2009.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets. In connection with the Company’s annual impairment test, the Company uses current market capitalization, control premiums, discounted cash flows and other factors as the best evidence of fair value and to determine if our goodwill is impaired. The impairment charge represents the extent to which the carrying values exceed the fair value attributable to the goodwill. Fair values were determined based upon market conditions, the income approach which utilized cash flow projections and other factors.

The changes in the carrying amount of goodwill consisted of the following for the periods presented:

	Miami Operations	In-Country Operations	Total
Balance as of December 31, 2009
Goodwill	$11,531	$20,950	$32,481
Accumulated impairment losses	(11,531)	(7,246)	(18,777)

Total goodwill	—	13,704	13,704
Goodwill acquired during the year	—	—	—
Impairment losses	—	—	—
Accumulated foreign currency translation effect	—	150	150

Balance as of March 31, 2010	—	13,854	13,854

Goodwill	$11,531	21,100	32,631
Accumulated impairment losses	(11,531)	(7,246)	(18,777)

Total goodwill	$—	$13,854	$13,854

Goodwill balance was $13,854 and $13,704 as of March 31, 2010 and December 31, 2009, respectively. The increase in the carrying amount of the goodwill relates to the cumulative foreign currency translation effect of the Mexican Peso. There were no impairment charges for goodwill for the three months ended March 31, 2010 and 2009.

In connection with the Company’s goodwill impairment testing and analysis conducted in 2009, the Company noted that the fair value of Centel’s goodwill exceeded the carrying amount by 3.4%. The fair value of Centel was determined using management’s estimate of fair value based upon the financial projections for the business given the recent economic contraction in Mexico’s gross domestic product, or GDP. As of March 31, 2010 and December 31, 2009, the balance of Centel’s goodwill was $3,096 and $2,946, respectively, which represented 8.9% and 9.5%, respectively, of the carrying amount of Centel and less than 1.0% of the Company’s total assets. An extended period of economic contraction could result in a further impairment to the carrying amount of the goodwill of Centel.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(Unaudited)

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

The outstanding balance of lines of credits consisted of the following for the periods presented:

	As of
	March 31, 2010	December 31, 2009
Lines of credit
SBA – Miami	$10,119	$9,165
Intcomex Peru S.A.C.	2,014	2,443
Intcomex de Guatemala, S.A.	2,000	664
Intcomex de Ecuador, S.A.	1,500	1,000
Computación Monrenca Panama, S.A.	1,097	501
TGM S.A. – Uruguay	200	714
Intcomex S.A. de C.V. – El Salvador	71	—
Intcomex Costa Rica Mayorista en Equipo de Cómputo, S.A.	52	242

Total lines of credit	$17,053	$14,729

As of March 31, 2010 and December 31, 2009, the total amounts available under the credit facilities were $16,470 and $17,055, respectively. The change in the outstanding balance was primarily attributed to increased borrowings by our subsidiary in Guatemala and SBA’s increased borrowing from its senior secured revolving credit facility. The change was also attributed to increased borrowings by our subsidiaries in Ecuador, Panama and El Salvador, to meet local working capital requirements, slightly offset by a reduction in the borrowing requirements related to our operations in Peru, Uruguay and Costa Rica.

SBA Miami – Senior Secured Revolving Credit Facility

On December 22, 2009, SBA closed a senior secured revolving credit facility (the “Senior Secured Revolving Credit Facility”) with Comerica Bank to replace the previous revolving credit facility with a new three-year facility.

The aggregate size of the Senior Secured Revolving Credit Facility is $20,000 (with a possible increase of an additional $10,000) including $2,000 of letter of credit commitments, and a capital expenditures limit of $1,000. The facility matures in January 2013. As of March 31, 2010, SBA had $9,681 available under the Senior Secured Revolving Credit Facility. Under the Senior Secured Revolving Credit Facility, at SBA’s option, interest is due monthly and the amounts due bear interest at the daily adjustable LIBOR rate (at no time less than 2.0%) plus 3.5%, unless in the event of a default when interest will accrue at a rate equal to 3.0% per annum above the otherwise applicable rate. In addition, SBA will pay an administrative fee of $30 per annum and a facility fee equal to 0.5% of the aggregate amount of the revolving credit commitment, payable quarterly in arrears. Additional customary fees will be payable upon the issuance of letters of credit.

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(Unaudited)

Borrowings under the Senior Secured Revolving Credit Facility are secured on a first priority basis with all the assets of SBA. Amounts borrowed under the facility could be repaid and re-borrowed at any time during the term of the facility. Borrowing capacity is established monthly based on certain parameters established under the facility. Advances under the facility were provided based on 85.0% of eligible domestic and foreign accounts receivable plus 60.0% of eligible domestic inventory, less any credit facility reserves. The credit facility contained certain financial and non-financial covenants, including but not limited to, maintenance of a minimum level of tangible effective net worth, as defined and annual limitations on capital expenditures.

As of March 31, 2010 and December 31, 2009, SBA’s outstanding draws against the Senior Secured Revolving Credit Facility were $6,422 and $5,853, respectively, and the remaining amounts available were $9,681 and $10,635, respectively. As of March 31, 2010 and December 31, 2009, SBA’s outstanding checks issued in excess of bank balances were $3,697 and $3,312, respectively, and outstanding stand-by letters of credit were $200. As of March 31, 2010 and December 31, 2009, SBA was in compliance with all of the covenants under the Senior Secured Revolving Credit Facility.

Intcomex Peru S.A.C.

Intcomex Peru S.A.C. (“Intcomex Peru”) has four lines of credit with two financial institutions. The lines of credit are collateralized with a guarantee from Holdings and carry interest rates ranging from 3.0% to 7.0%, each of which matures in October 2010.

Intcomex de Guatemala, S.A.

Intcomex de Guatemala, S.A. (“Intcomex Guatemala”) has a line of credit with a local financial institution. The line of credit carries an interest rate of 7.5% and matures in March 2011.

Intcomex de Ecuador, S.A.

Intcomex de Ecuador, S.A. (“Intcomex Ecuador”) has one line of credit with a local financial institution. The line of credit carries an interest rate of 9.0% and matures in June 2010.

Computación Monrenca Panama, S.A.

Computación Monrenca Panama, S.A. (“Intcomex Panama”) has a line of credit with a local financial institutions carrying an interest rate ranging from 6.0% to 9.0%, which matures in June 2010.

T.G.M. S.A.

TGM S.A. – Uruguay (“Intcomex Uruguay”) has two lines of credit with local financial institutions. The lines of credit carry an interest rate of 8.0%, each of which matures in June 2010.

Intcomex S.A. de C.V.

Intcomex S.A. de C.V. (“Intcomex El Salvador”) has a line of credit with a local financial institution. The line of credit carries an interest rate of 9.0% and matures in June 2010.

Intcomex Costa Rica Mayorista en Equipo de Cómputo, S.A.

Intcomex Costa Rica Mayorista en Equipo de Cómputo, S.A. (“Intcomex Costa Rica”) has one line of credit with a local financial institution. The line of credit carries an interest rate of LIBOR plus 7% and matures in August 2010.

Intcomex S.A.

As of March 31, 2010 and December 31, 2009, Intcomex S.A. (“Intcomex Chile”) had undrawn stand-by letters of credit of $25,700 and $19,600, respectively.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(Unaudited)

Note 6. Long-Term Debt

Long-term debt consisted of the following for the periods presented:

	As of
	March 31, 2010	December 31, 2009
Long-term debt, net of current portion
Intcomex, Inc. – 13 1 /4% Senior Notes, net of discount of $6,320 and $6,684, respectively	$113,680	$113,346
SBA – Capital lease	772	847
Intcomex Peru – Collateralized notes	542	579
Other, including various capital leases	181	210

Total long-term debt	115,175	114,982
Current maturities of long-term debt	(554)	(557)

Total long-term debt, net of current portion	$114,621	$114,425

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

The Company used the net proceeds from the 13 1/4% Senior Notes Offering to, among other things, repay borrowings under its previous revolving credit facility, fund the repurchase, redemption or other discharge of its 11 3/4% Second Priority Senior Secured Notes due January 15, 2011 (the “11 3/4% Senior Notes”), for which it conducted a tender offer, and for general corporate purposes. The 13 1/4% Senior Notes are guaranteed by all of the Company’s existing and future domestic restricted subsidiaries that guarantee its obligations under the Senior Secured Revolving Credit Facility.

In connection with the 13 1/4% Senior Notes Offering, the Company and certain subsidiaries of the Company that guaranteed the Company’s obligations (the “Guarantors”) entered into an indenture (the “13 1 /4% Senior Notes Indenture”) with The Bank of New York Mellon Trust Company, N.A., (the “Trustee”), relating to the 13 1/4% Senior Notes. The Company’s obligations under the 13 1/4% Senior Notes and the Guarantors’ obligations under the guarantees will be secured on a second priority basis by a lien on 100% of the capital stock of certain of the Company’s and each Guarantor’s directly owned domestic restricted subsidiaries; 65% of the capital stock of the Company’s and each Guarantor’s directly owned foreign restricted subsidiaries; and substantially all the assets of SBA, to the extent that those assets secure the Company’s Senior Secured Revolving Credit Facility with Comerica Bank, subject to certain exceptions.

Subject to certain requirements, the Company is required to redeem $5,000 aggregate principal amount of the 13 1/4% Senior Notes on December 15 of each of the years 2011 and 2012 and $10,000 aggregate principal amount of the 13 1/4% Senior Notes on December 15, 2013, at a redemption price equal to 100% of the aggregate principal amount of the 13 1/4% Senior Notes to be redeemed, together with accrued and unpaid interest to the redemption date subject to certain requirements. The Company may redeem the 13 1/4% Senior Notes, in whole or in part, at any time on or after December 15, 2012 at a price equal to 100% of the aggregate principal amount of the 13 1/4% Senior Notes plus a “make-whole” premium (106.625% in 2012 and 100.0% in 2013 and thereafter). At any time prior to December 15, 2012, the Company is required to redeem up to 35% of the aggregate principal amount of the 13 1/4% Senior Notes with the net cash proceeds of certain equity offerings if an initial public offering occurs on or prior to December 15, 2012 at a price equal to 113.25% of the principal amount of the 13 1/4% Senior Notes. In addition, at its option, the Company may redeem up to 10% of the original aggregate principal amount of the 13 1/4% Senior Notes three different times at $103.00 (but no more than once in any 12-month period).

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(Unaudited)

Also on December 22, 2009, in connection with the 13 1/4% Senior Notes Offering, certain of the Company’s existing shareholders and their affiliates contributed $20,001 of new capital in exchange for 27,175 newly-issued shares of the Company’s Class B Common Stock, non-voting, through a subscription agreement. The capital contribution consisted of the redemption and cancellation of $15,144 face value of the 11 3/4% Senior Notes, $890 of tender premium paid on the settlement of the 11 3/4% Senior Notes and additional cash of $3,967.

As of March 31, 2010 and December 31, 2009, $113,680 and $113,346, respectively, of the 13 1 /4% Senior Notes remained outstanding. As of March 31, 2010 and December 31, 2009, the Company was in compliance with all of the covenants and restrictions under the 13    1/4% Senior Notes.

Intcomex, Inc. – 11 3 /4% Senior Notes

On August 25, 2005, the Company consummated a high yield debt offering of $120,000 in aggregate principal amount of the 11 3/4% Senior Notes, due January 15, 2011. The 11 3/4% Senior Notes were sold at 99.057 of face value and carry a coupon rate of 11 3/4% and are a second priority senior secured obligation of the Company. The 11 3 /4% Senior Notes are secured with 100.0% of the common shares of Holdings and SPC-I, 65.0% of the common shares of IXLA, with a second priority lien on the assets of SBA. The proceeds of the offering were used to repay existing indebtedness, pay a dividend to shareholders, and pay fees and expenses associated with the debt offering with the remaining balance to be used for general corporate purposes. On December 14, 2006, the Company completed the exchange of 100.0% of the outstanding principal of the 11 3 /4% Senior Notes for SEC registered publicly tradable notes that have substantially identical terms and conditions as the initial notes. On or after January 15, 2007, the Company was eligible to redeem a portion or all of the 11 3 /4% Senior Notes.

On January 13 and 14, 2009, the Company repurchased $1,000 of its 11 3/4% Senior Notes in arm’s length transactions on each day, at 40.00 of face value plus accrued interest. On February 11 and 23, 2009, the Company repurchased $1,500 and $1,560, respectively, of its 11 3/4% Senior Notes in arm’s length transactions, at 36.00 of face value plus accrued interest. On March 26, 2009 and June 23, 2009, the Company repurchased $1,025 and $1,000, respectively, of its 11 3/4% Senior Notes in arm’s length transactions, at 36.00 and 40.38, respectively of face value plus accrued interest. On July 15, 2009, the Company made a mandatory interest payment of $5,754 on its 11 3/4% Senior Notes.

On December 8, 2009, the Company commenced a cash tender offer for any and all of its $96,915 aggregate principal amount of 11 3/4% Senior Notes which expired on January 6, 2010, unless extended or earlier terminated (the “11 3/4% Senior Notes Expiration Date”), to provide holders who validly tender their 11 3/4% Senior Notes on December 21, 2009, unless extended or earlier terminated (the “11 3/4% Senior Notes Payment Deadline”), the ability to receive $1.0075 payable in cash, for each $1 principal amount of 11 3/4% Senior Notes accepted for payment, which amount included a consent payment of $0.30 per $1 principal amount and accrued and unpaid interest up to, but not including, the applicable payment date. Holders of the 11 3/4% Senior Notes who tendered on or prior to the 11 3/4% Senior Notes Payment Deadline received payment on December 22, 2009. Holders who validly tendered their 11 3/4% Senior Notes after the 11 3/4% Senior Notes Payment Deadline but on or prior to the 11 3/4% Senior Notes Expiration Date received $0.9775, payable in cash, for each $1 principal amount of 11 3/4% Senior Notes accepted for purchase and accrued and unpaid interest through the applicable payment date. The 11 3/4% Senior Notes tendered after the 11 3/4% Senior Notes Payment Deadline but before the 11 3/4% Senior Notes Expiration Date received payment promptly following the expiration of the offer. The Company financed the tender offer with the net cash proceeds of the new 13 1/4% Senior Notes Offering. The closing of the tender offer was conditioned, among other things, on the Company’s successful completion of the 13 1/4 % Senior Notes Offering.

The Company recognized a gain on the repurchase of its 11 3/4% Senior Notes of $3,814 for the three months ended March 31, 2009, which is included in other expense (income), net in the consolidated statements of operations. The Company did not repurchase any of its 11 3/4% Senior Notes and did not recognize a gain for the three months ended March 31, 2010. As of March 31, 2010, there were no 11 3 /4% Senior Notes outstanding. As of December 31, 2009, $1,400 of the 11 3 /4% Senior Notes not tendered in the early tender redemption period remained outstanding and were redeemed through payment to the Trustee for settlement on January 15, 2010, in accordance with the terms of the 11 3/4% Senior Notes Second Supplemental Indenture. As of December 31, 2009, the Company was in compliance with all of the covenants and restrictions under the 11   3/4% Senior Notes.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(Unaudited)

SBA – Capital lease

On April 30, 2007, SBA entered into a lease agreement with Comerica Bank in the principal amount of $1,505 for the lease of the Miami office and warehouse equipment. Interest is due monthly at 6.84% of the total equipment costs and all outstanding amounts are due April 30, 2012. As of March 31, 2010 and December 31, 2009, $772 and $847, respectively, remained outstanding under the lease agreement.

Note 7. Income Taxes

Income tax provision consists of the following for the periods presented:

	For the Three Months Ended March 31,
	2010	2009
Income tax provision
Current expense:
Federal and state	$63	$8
Foreign	321	674

Total current expense	384	682

Deferred (benefit) expense:
Federal and state	(63)	160
Foreign	225	28

Total deferred benefit	162	188

Total income tax provision	$546	$870

A reconciliation of the statutory federal income tax rate and effective rate as a percentage of income before provision for income taxes consisted of the following for the periods presented:

	For the Three Months Ended March 31,
	2010	%	2009	%
Effective tax rate
(Loss) income before provision for income taxes:
U.S.	$(3,528)		$315
Foreign	3,961		568

Income before provision for income taxes	$433		$883

Tax at statutory rate	$147	34%	$300	34%
State income taxes, net of federal income tax (benefit) provision	(95)	(22)%	18	2%
Effect of tax rates from non-U.S. operations	(585)	(135)%	507	57%
Change in valuation allowance	1,079	249%	45	5%

Effective tax provision	$546	126%	$870	98%

Our effective tax rate was 126% and 98% for the three months ended March 31, 2010 and 2009, respectively. The increase in the effective tax rate was primarily due to the increase in the valuation allowance related to the additional NOLs generated from our Miami Operations and higher taxable earnings in several of our foreign operations.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(Unaudited)

The Company’s net deferred tax assets were attributable to the following for the periods presented:

	As of March 31, 2010	As of December 31, 2009
Deferred tax assets
Current assets:
Allowance for doubtful accounts	$988	$1,053
Inventories	601	633
Accrued expenses	340	738
Other	237	140

Total current assets	2,166	2,564

Non-current assets:
Tax goodwill	803	864
Net operating losses	16,673	15,520
Other	1,283	1,164
Valuation allowances	(7,511)	(6,432)

Total non-current assets	11,248	11,116

Total deferred tax assets	$13,414	$13,680

Deferred tax liabilities
Current liabilities:
Inventories	$(195)	$(231)

Total current liabilities	(195)	(231)

Non-current liabilities:
Fixed assets	(1,859)	(1,923)
Amortizable intangible assets	(580)	(614)
Inventories	(277)	(246)

Total non-current liabilities	(2,716)	(2,783)

Total deferred tax liabilities	(2,911)	(3,014)

Net deferred tax assets	$10,503	$10,666

As of March 31, 2010 and December 31, 2009, the balance of SBA’s tax goodwill was $2,133 and $2,297, respectively. SBA recorded tax goodwill of approximately $9,843 in July 1998, which is being amortized for tax purposes over 15 years. SBA established $262 of deferred tax assets for foreign withholding taxes paid in El Salvador during 2005.

As of March 31, 2010 and December 31, 2009, the Company’s U.S. federal and state of Florida net operating losses (“NOLs”) resulted in $14,290 and $13,271, respectively, of deferred tax assets, which will begin to expire in 2026. The Company analyzed the available evidence related to the realization of the deferred tax assets, considered the current downturn in the recent global economic environment and determined it is now more likely than not that the Company will not recognize a portion of its deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies.

As of March 31, 2010 and December 31, 2009, the Company recorded a valuation allowance of $7,511 and $6,432, respectively, against the respective NOLs, of which $5,521 and $4,467, respectively, related to the U.S. and $1,990 and $1,965 and, related to our In-country Operations, as management did not believe that it would fully realize their full benefit at this time.

As of March 31, 2010 and December 31, 2009, Intcomex Argentina S.R.L. (“Intcomex Argentina”) had $4,023 in NOLs resulting in $1,433 and $1,408, respectively, of deferred tax assets, which will begin to expire in 2011. As of March 31, 2010 and December 31, 2009, the Company recorded a valuation allowance of $1,433 and $1,408, respectively against these NOLs, as management does not believe that it will realize their full benefit at this time.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(Unaudited)

As of March 31, 2010 and December 31, 2009, Intcomex Mexico had $1,096 in NOLs resulting in $307 of deferred tax assets, which will expire in 2018. As of March 31, 2010 and December 31, 2009, the Company recorded a $307 valuation allowance against this NOL, as management does not believe that it will realize their full benefit at this time.

As of March 31, 2010 and December 31, 2009, Intcomex Colombia LTDA (“Intcomex Colombia”) had $830 in NOLs resulting in $275 of deferred tax assets related to a NOL carryforward. Management established a $250 valuation allowance against the deferred tax assets pending Intcomex Colombia’s further growth in taxable income. Colombia allows for an eight year carryforward on NOLs, which expires in 2013.

As of March 31, 2010 and December 31, 2009, the Company did not recognize any subpart F income related to intercompany loans from its foreign affiliates. As of March 31, 2010, the Company did not recognize any subpart F income. As of December 31, 2009, the Company recognized $3,248 in subpart F income, as the Company considers this a one-time event and therefore, did not provide additional tax provisions for future realization of subpart F income.

The Company’s NOLs consisted of the following for the periods presented:

	As of March 31, 2010			As of December 31, 2009
	Gross NOL	NOL- Deferred Tax Asset	Valuation Allowance	Gross NOL	NOL- Deferred Tax Asset	Valuation Allowance
U.S. federal and state	$37,776	$14,290	$5,521	$34,723	$13,271	$4,467
Foreign
Intcomex Argentina	4,023	1,433	1,433	4,023	1,408	1,408
Intcomex Colombia	830	275	250	830	275	250
Intcomex Jamaica Ltd.	839	279	—	720	251	—
Intcomex Mexico	1,096	307	307	1,096	307	307

Total foreign	6,788	2,294	1,990	6,669	2,241	1,965

Total	$44,564	$16,584	$7,511	$41,392	$15,512	$6,432

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

The Company files tax returns in the U.S., the state of Florida and in various foreign jurisdictions in which the Company conducts business throughout Latin America and the Caribbean. The IRS examined the 2004 and 2005 tax returns and concluded that there were no changes to the returns. Tax years 2006, 2007 and 2008 remain open for examination by the Florida Department of Revenue and the IRS.

The Company is subject to periodic audits by foreign, domestic and state tax authorities. By statute, the Company’s U.S. federal returns are subject to examination by the IRS for fiscal years 2006 through 2008. The Company believes its accruals for tax liabilities are adequate for all open fiscal years based upon an assessment of factors, including but not limited to, historical experience and related tax law interpretations. The Company does not anticipate that the total amount of unrecognized tax benefits related to any particular tax position will change significantly within the next 12 months.

The Company classifies tax liabilities that are expected to be paid within the current year, if any, as current income tax liabilities and all other uncertain tax positions as non-current income tax liabilities. The Company recognizes interest and penalties related to income tax matters in income tax expense.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(Unaudited)

Note 8. Fair Value of Derivative Instruments

The Company accounts for derivative instruments and hedging activities in accordance with FASB ASC 815, Derivatives and Hedging. The Company is exposed to certain risks related to its ongoing business operations. The Company enters into forward contracts on foreign currencies to manage its primary risks including foreign currency price risk associated with forecasted purchases of inventory used in the Company’s normal business activities. The Company provides enhanced disclosures of its derivative instruments including how and why it uses derivative instruments, how it accounts for derivative instruments and related hedged items and how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flows.

All derivative instruments are recorded in the Company’s consolidated balance sheet at fair value which represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices. The notional amount of forward exchange contracts is the amount of foreign currency bought or sold at maturity and is indicative of the extent of the Company’s involvement in the various types and uses of derivative instruments, but not a measure of the Company’s exposure to credit or market risks through its use of derivative instruments.

There were no derivative instruments outstanding as of March 31, 2010 and December 31, 2009.

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

Total compensation expense for share-based compensation arrangements charged against income were $64 and $66, respectively, for the three months ended March 31, 2010 and 2009. Compensation expense of $45 and $54, respectively, related to the stock options issued pursuant to the 2007 Founders’ Grant Stock Option Plan (the “2007 Founders’ Option Plan”) and $19 and $12 respectively, related to the restricted shares of Class B common stock, non-voting, issued pursuant to the 2008 Restricted Stock Issuances was charged against income during the three months ended March 31, 2010 and 2009.

As of March 31, 2010 and December 31, 2009, there were $139 and $203, respectively, of total outstanding compensation costs for unvested share-based compensation arrangements, of which $11 and $56, respectively, related to the stock options and $128 and $147, respectively, related to the restricted shares of Class B common stock, non-voting. These compensation costs will be recognized over a weighted average period of 2.0 years.

Stock Options

In February 2007, options to acquire an aggregate of 1,540 shares of Class B common stock, non-voting were granted under the 2007 Founders’ Option Plan to certain management employees and independent, non-employee directors. The options were granted at an exercise price of $1,077 per share, which was equal to the fair value of our common stock on the date of grant. The weighted-average grant date fair value of the options granted during the year ended December 31, 2007 was $566 per share. The shares vest ratably over a three year vesting period of one-third per year on the annual anniversary date and expire 10 years from the date of grant. There were no stock options granted during the three months ended March 31, 2010 and 2009. As of March 31, 2010, all of the outstanding options were vested.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(Unaudited)

A summary of the stock option activity under the 2007 Founders’ Option Plan and changes during the periods presented, consisted of the following:

	Shares	Weighted- Average Exercise Price per Share (in dollars)	Weighted-Average Remaining Contractual Term (in years)
Outstanding at January 1, 2008	1,540	$1,077	9.2
Granted	—	—
Exercised	—	—
Forfeited or expired	(50)	—

Outstanding at December 31, 2008	1,490	$1,077	8.2

Granted	—	—
Exercised	—	—
Forfeited or expired	(210)	$1,077

Outstanding at December 31, 2009	1,280	$1,077	7.2

Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2010	1,280	$1,077	6.9

Vested and expected to vest at March 31, 2010	1,280	$1,077	6.9

Exercisable at March 31, 2010	1,280	$1,077	6.9

The options were antidilutive as of March 31, 2010 and December 31, 2009, as the fair value of the options was below the exercise price of the options. The fair value of the options was determined using the Black-Scholes option pricing model as of April 23, 2007, the measurement date or the date the Company received unanimous approval from shareholders for the 2007 Founders’ Option Plan. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options. This model requires the input of subjective assumptions, including expected price volatility and term. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options. Projected data related to the expected volatility and expected life of stock options is typically based upon historical and other information. The fair value of the options granted in 2007 was estimated at the date of grant using the following assumptions:

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(Unaudited)

Restricted Shares of Common Stock

In February 2008, our Board of Directors authorized, and in June 2008, our shareholders approved the issuance of 73 restricted shares of Class B common stock, non-voting, with a three year cliff vesting period to our director Mr. Henriques, as the initial equity consideration for his election to the Board of Directors and 41 restricted shares of Class B common stock, non-voting, with a three year cliff vesting period to each of our director Mr. Madden and our former director Ms. Miltner, as annual equity consideration for their board membership (collectively the “2008 Restricted Stock Issuances”). In January 2009, Ms. Miltner surrendered her right to the restricted shares of Class B common stock, non-voting, in accordance with the terms of her resignation agreement with the Company.

In May 2009, our Board of Directors authorized and our shareholders approved the issuance of 96 restricted shares of Class B common stock, non-voting, with a three year cliff vesting period to each of our directors Messrs. Henriques and Madden, as annual equity consideration for their board membership (collectively the “2009 Restricted Stock Issuance”).

In September 2009, our Board of Directors approved, subject to shareholder approval, the designation of an additional 1,000 shares of Class B common stock, non-voting, to be reserved for the grant of restricted stock to our Board of Directors.

The Company did not grant any restricted shares of common stock during the three months ended March 31, 2010 and 2009.

A summary of the unvested restricted shares of Class B common stock, non-voting award activity under the 2008 Restricted Stock Issuances and 2009 Restricted Stock Issuance and changes during the periods presented consisted of the following:

	Restricted Common Stock, Non-voting (in shares)	Weighted-Average Grant-Date Fair Value per Share (in dollars)
Unvested Balance at January 1, 2009	155	$1,225	(1)
Granted	192	$521	(2)
Vested	—	—
Forfeited	(41)	$1,225

Unvested Balance at December 31, 2009	306	$1,040	(3)

Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested Balance at March 31, 2010	306	$1,040	(3)

(1)	The fair value was estimated by the Company on the date the Company received unanimous shareholder approval of the grant.
(2)	The fair value was determined as of the date the Company received unanimous shareholder approval of the grant.
(3)	The fair value was determined using the weighted-average fair value per share to reflect the portion of the period during which shares were outstanding.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(Unaudited)

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

Note 11. Additional Paid in Capital

As of March 31, 2010 and December 31, 2009, additional paid in capital was $41,452 and $41,388, respectively.

Total compensation expense for share-based compensation arrangements charged against income was $64 and $66 for the three months ended March 31, 2010 and 2009, respectively. For a detailed discussion of the share-based compensation, see “Note 9. Share-Based Compensation” in these Notes to Condensed Consolidated Financial Statements.

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

(Dollars in thousands, except share data)

(Unaudited)

Inter-segment revenue primarily represents intercompany revenue between the Miami Operations and the In-country Operations at established prices. Intercompany revenue between the related companies is eliminated in consolidation. The measure for the Company’s segment profit is operating income. Financial information by geographic operating segment is as follows for the periods presented:

	For the Three Months Ended March 31,
	2010	2009

Statement of Operations Data:
Revenue
Miami Operations
Revenue to unaffiliated customers(1)	$59,416	$55,007
Intersegment	78,148	53,591

Total Miami Operations	137,564	108,598
In-country Operations
In-country Operations, excluding Intcomex Chile	126,735	112,552
Intcomex Chile	57,494	36,823

In-country Operations	184,229	149,375
Eliminations of inter-segment	(78,148)	(53,591)

Total revenue	$243,645	$204,382

Operating income
Miami Operations	$1,136	$124
In-country Operations	4,655	2,373

Total operating income	$5,791	$2,497

	As of March 31, 2010	As of December 31, 2009

Balance Sheet Data:
Assets
Miami Operations	$144,882	$126,440
In-country Operations
In-country Operations, excluding Intcomex Chile	107,905	98,342
Intcomex Chile	91,412	83,319

In-country Operations	199,317	181,661

Total assets	$344,199	$308,101

Property & equipment, net
Miami Operations	$7,555	$7,538
In-country Operations	8,700	8,757

Total property & equipment, net	$16,255	$16,295

Goodwill
Miami Operations	$—	$—
In-country Operations	13,854	13,704

Total goodwill	$13,854	$13,704

(1)	For purposes of geographic disclosure, revenue is attributable to the country in which the Company’s individual business resides.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(Unaudited)

Note 13. Guarantor Condensed Consolidating Financial Statements

At March 31, 2010 and December 31, 2009, $113,680 and $113,346, respectively, of the 13 1/4% Senior Notes remained outstanding. The 13 1/4% Senior Notes are unconditionally guaranteed on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries (collectively, the “Subsidiary Guarantors”), but not the Company’s foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”). The 11 3/4% Senior Notes were unconditionally guaranteed by each of the Subsidiary Guarantors, with the exception of the Non-Guarantor Subsidiaries. Each of the note guarantees covers the full amount of the 13 1/4% Senior Notes and each of the Subsidiary Guarantors is 100% owned by the Company. Pursuant to Rule 3-10(f) of Regulation S-X under the rules promulgated under the Securities Act of 1933, the Parent company has prepared condensed consolidating financial information for the Parent company, the subsidiaries that are Guarantors of the Company’s obligations under the 13 1/4% Senior Notes on a combined basis and the Non-Guarantor Subsidiaries on a combined basis.

The indentures governing the 13 1/4% Senior Notes and the security documents executed in connection therewith provide that, in the event that Rule 3-16 of Regulation S-X under the rules promulgated under the Securities Act, or any successor regulation, requires the filing of separate financial statements of any of the Company’s subsidiaries with the SEC, the capital stock pledged as collateral securing the 13 1/4% Senior Notes, the portion or, if necessary, all of such capital stock necessary to eliminate such filing requirement, will automatically be deemed released and not have been part of the collateral securing the 13 1 /4% Senior Notes.

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2010

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Current assets
Cash and equivalents	$649	$112	$30,435	$—	$31,196
Trade accounts receivable, net	—	76,699	76,487	(48,977)	104,209
Inventories	—	32,261	91,511	—	123,772
Other	41,825	3,157	67,299	(77,854)	34,427

Total current assets	42,474	112,229	265,732	(126,831)	293,604

Long-term assets
Property and equipment, net	4,230	3,324	8,701	—	16,255
Investments in subsidiaries	128,110	206,387	1,444	(335,941)	—
Goodwill	—	7,418	6,436	—	13,854
Other	14,974	43,753	4,523	(42,764)	20,486

Total assets	$189,788	$373,111	$286,836	$(505,536)	$344,199

Liabilities and shareholders’ equity
Current liabilities	$6,455	$161,823	$139,937	$(126,790)	$181,425
Long-term debt, net of current maturities	113,680	533	408	—	114,621
Other long-term liabilities	25,966	18,371	2,904	(42,775)	4,466

Total liabilities	146,101	180,727	143,249	(169,565)	300,512
Total shareholders’ equity	43,687	192,384	143,587	(335,971)	43,687

Total liabilities and shareholders’ equity	$189,788	$373,111	$286,836	$(505,536)	$344,199

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2009

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Current assets
Cash and equivalents	$2,637	$41	$24,556	$—	$27,234
Trade accounts receivable, net	—	61,830	77,547	(39,139)	100,238
Inventories	—	26,743	68,442	—	95,185
Other	41,089	3,832	69,367	(79,795)	34,493

Total current assets	43,726	92,446	239,912	(118,934)	257,150

Long-term assets
Property and equipment, net	3,994	3,543	8,758	—	16,295
Investments in subsidiaries	121,648	197,991	371	(320,010)	—
Goodwill	—	7,418	6,286	—	13,704
Other	15,010	42,990	4,906	(41,954)	20,952

Total assets	$184,378	$344,388	$260,233	$(480,898)	$308,101

Liabilities and shareholders’ equity
Current liabilities	$2,974	$142,477	$119,644	$(118,638)	$146,457
Long-term debt, net of current maturities	113,316	628	481	—	114,425
Other long-term liabilities	25,354	18,895	2,456	(42,220)	4,485

Total liabilities	141,644	162,000	122,581	(160,858)	265,367
Total shareholders’ equity	42,734	182,388	137,652	(320,040)	42,734

Total liabilities and shareholders’ equity	$184,378	$344,388	$260,233	$(480,898)	$308,101

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2010

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$137,564	$184,229	$(78,148)	$243,645
Cost of revenue	—	129,306	168,314	(77,735)	219,885

Gross profit	—	8,258	15,915	(413)	23,760
Operating expenses	2,235	4,474	11,260	—	17,969

Operating (loss) income	(2,235)	3,784	4,655	(413)	5,791
Other expense, net Interest expense, net	4,932	334	(469)	—	4,797
Other, net	(5,462)	(6,356)	454	11,925	561

Total other (income) expense	(530)	(6,022)	(15)	11,925	5,358
(Loss) income before provision for income taxes	(1,705)	9,806	4,670	(12,338)	433
(Benefit) provision for income taxes	(1,592)	1,401	737	—	546

Net (loss) income	$(113)	$8,405	$3,933	$(12,338)	$(113)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2009

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$108,599	$149,374	$(53,591)	$204,382
Cost of revenue	—	101,982	135,395	(53,591)	183,786

Gross profit	—	6,617	13,979	—	20,596
Operating expenses	2,252	4,220	11,627	—	18,099

Operating (loss) income	(2,252)	2,397	2,352	—	2,497
Other expense, net Interest expense, net	3,606	472	(391)	—	3,687
Other, net	(5,094)	(1,592)	1,607	3,006	(2,073)

Total other (income) expense	(1,488)	(1,120)	1,216	3,006	1,614
(Loss) income before provision for income taxes	(764)	3,517	1,136	(3,006)	883
(Benefit) provision for income taxes	(777)	790	857	—	870

Net income (loss)	$13	$2,727	$279	$(3,006)	$13

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2010

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Cash flows from operating activities	$(1,433)	$(775)	$4,095	$—	$1,887

Cash flows from investing activities
Purchases of property and equipment, net	(555)	(18)	(346)	—	(919)
Other	—	4	54	—	58

Cash used in investing activities	(555)	(14)	(292)	—	(861)

Cash flows from financing activities
Payments under lines of credit, net	—	954	1,370		2,324
Borrowings under long-term debt	—	—	—	—	—
Payments of long-term debt	—	(94)	(47)	—	(141)

Cash flows from financing activities	—	860	1,323	—	2,183

Effects of exchange rate changes on cash	—	—	753	—	753

Net (decrease) increase in cash and cash equivalents	(1,988)	71	5,879	—	3,962
Cash and cash equivalents, beginning of period	2,637	41	24,556	—	27,234

Cash and cash equivalents, end of period	$649	$112	$30,435	$—	$31,196

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2009

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Cash flows from operating activities	$2,781	$246	$(2,171)	$—	$856

Cash flows from investing activities
Purchases of property and equipment, net	(458)	(107)	(214)	—	(779)
Other	—	—	64	—	64

Cash used in investing activities	(458)	(107)	(150)	—	(715)

Cash flows from financing activities
Payments under lines of credit, net	—	28	(916)		(888)
Borrowings under long-term debt	—	—	57	—	57
Payments of long-term debt	(2,217)	(95)	(106)	—	(2,418)

Cash flows from financing activities	(2,217)	(67)	(965)	—	(3,249)

Effects of exchange rate changes on cash	—	—	(280)	—	(280)

Net increase (decrease) in cash and cash equivalents	106	72	(3,566)	—	(3,388)
Cash and cash equivalents, beginning of period	—	26	22,318	—	22,344

Cash and cash equivalents, end of period	$106	$98	$18,752	$—	$18,956

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”), including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, beliefs, estimates, forecasts, projections and management’s assumptions about our Company, our future performance, our liquidity and the IT products distribution industry in which we operate. Words such as “may,” “intend,” “expect,” “anticipate,” “believe,” “target,” “goal,” “project,” “plan,” “seek,” “estimate,” “continue,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances including but not limited to, management’s expectations for competition, revenues, margin, expenses and other operating results; capital expenditures; liquidity; capital requirements, acquisitions and exchange rate fluctuations, each of which involves numerous risks and uncertainties, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, elsewhere herein and under “Part II —Other Information, Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 22, 2010 (“Annual Report”). These risks and uncertainties include, but are not limited to the following:

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

Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statement because of certain factors discussed below or elsewhere in this Quarterly Report or included in our Annual Report. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and notes thereto, which are included in our Annual Report, and our unaudited condensed consolidated financial statements for the fiscal quarter ended March 31, 2010, which are included in this Quarterly Report.

Overview

We believe we are the largest pure play value-added distributor of IT products focused solely on serving Latin America and the Caribbean. We distribute computer components, peripherals, software, computer systems, accessories, networking products and digital consumer electronics to more than 50,000 customers in 40 countries. We offer single source purchasing to our customers by providing an in-stock selection of more than 6,100 products from over 173 vendors, including the world’s leading IT product manufacturers. From our headquarters and main distribution center in Miami, we support a network of 22 sales and distribution operations in 12 Latin American and Caribbean countries and a sales office in Brazil.

Our results for the three months ended March 31, 2010 reflect an increase in revenue across most of our product lines and our customer markets, as compared to the corresponding period in 2009. Revenue increased $39.3 million, or 19.2%, to $243.6 million for the three months ended March 31, 2010, as compared to $204.4 million for the three months ended March 31, 2009. The improvement in the global economy, which experienced a downturn in late 2008 and early 2009, was the main driver of the improvement in our revenues. Gross profit increased $3.2 million, or 15.4%, to $23.8 million for the three months ended March 31, 2010, as compared to $20.6 million for the three months ended March 31, 2009. The improvement in gross profit was the result of the higher sales volume and increase in average sale price of several of our products.

Total operating expenses decreased $0.1 million, or $0.7% for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, as a result of our 2009 restructuring efforts, including workforce reductions, which were designed to improve our efficiencies and profitability, strengthen our operations and reduce our costs in several of our locations. Net loss was $0.1 million for the three months ended March 31, 2010, as compared to approximately zero net income for the for the three months ended March 31, 2009. Other expense (income) increased during the three months ended March 31, 2010 primarily due to the absence of the $3.8 million gain on the repurchase of $6.1 million of our 11 3/4% Senior Notes at substantial discounts to their face amount during the three months ended March 31, 2009. Other expense (income) also increased as a result of the higher interest expense related to our $120.0 million 13 1 /4% Second Priority Senior Secured Notes due December 15, 2014 (the “13 1/4% Senior Notes”) that were issued concurrent with the redemption and cancellation of the 11 3/4% Second Priority Senior Secured Notes due January 15, 2011 (the “11 3/4% Senior Notes”), partially offset by the improved effects of foreign currencies.

Factors Affecting Our Results of Operations

The following events and developments have in the past, or are expected in the future to have a significant impact on our financial condition and results of operations:

•

Impact of price competition, vendor terms and conditions, and the recent downturn in the global economy. Historically, our gross profit margins have been impacted by price competition, changes to vendor terms and conditions, including but not limited to, reductions in product rebates and incentives, our ability to return inventory to manufacturers, and time periods during which vendors provide price protection. We expect these competitive pricing pressures and modifications to vendor terms and conditions to continue into the foreseeable future. The recent downturn in the global economy has also increasingly become a factor impacting our gross profit margins. We experienced a softening in demand for IT products in Latin America and the Caribbean as a result of the recent global economic downturn.

•

Shift in revenue to In-country Operations. One of our growth strategies is to expand the geographic presence of our In-country Operations into areas in which we believe we can achieve higher gross margins than our Miami Operations. Miami gross margins are generally lower than gross margins from our In-country Operations because the Miami export market is more competitive due to the high concentration of other Miami-based IT distributors who compete for the export business of resellers and retailers located in Latin America or the Caribbean. In addition, these resellers and retailers generally have larger average order quantities than customers of our In-country Operations segment, and as a result, benefit from lower average prices. Revenue from our In-country Operations grew by an average of 18.0% annually between 2001 and 2009, as compared to growth in revenue from our Miami Operations of an average of 6.5% annually over the same period. Revenue from our In-country Operations accounted for 75.6% and 73.1% of consolidated revenue for the three months ended March 31, 2010 and 2009, respectively.

•

Exposure to fluctuations in foreign currency. A significant portion of the revenues from our In-country Operations is invoiced in currencies other than the U.S. dollar and a significant amount of the operating expenses from our In-country Operations are denominated in currencies other than the U.S. dollar. In markets where we invoice in local currency, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, the appreciation of a local currency could have a marginal impact on our gross profit and gross margins in U.S. dollar terms. In markets where our books and records are prepared in currencies other than the U.S. dollar, the appreciation of the local currency will increase our operating expenses and decrease our operating margins in U.S. dollar terms. Our consolidated statements of operations includes a foreign exchange loss of $0.5 million and $1.6 million, respectively, for the three months ended March 31, 2010 and 2009. We periodically engage in foreign currency forward contracts when available and when doing so is not cost prohibitive. In periods when we do not, foreign currency fluctuations may adversely affect our results of operations, including our gross margins and operating margins.

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

When we purchase goods from these vendors, we need to increase our use of available cash or borrowings under our credit facility (in each case to the extent available) to pay the purchase price of the products, which adversely affects our liquidity and can adversely affect our results of operations and opportunities for growth. We purchase credit insurance from Euler Hermes ACI to support trade credit lines extended to our customers which has been restricted recently due to the recent global economic downturn and the disruptions in the credit markets. Given the recent economic downturn, credit insurers have tightened the requirements for extending credit insurance coverage thereby limiting our capacity to extend trade credit to our customers and the growth of our business throughout the region.

•

Increased levels of indebtedness. In connection with the investment by CVC International in our Company in August 2004 and our re-acquisition of Centel in August 2005, we borrowed under our former senior secured credit facility with Wells Fargo Foothill and Morgan Stanley and issued subordinated seller notes to the sellers, which increased our leverage and our interest expense.

On December 8, 2009, we commenced a cash tender offer for $96.9 million aggregate principal amount of 11 3/4% Senior Notes outstanding. We financed the tender offer with the net cash proceeds of $120.0 million aggregate principal amount of the 13 1/4% Senior Notes that were sold in a private placement transaction which closed on December 22, 2009. We used the proceeds from the sale of the 13 1/4 % Senior Notes to repay our borrowings under, and renew our existing senior secured credit facility, repurchase, redeem or otherwise discharge our 11 3/4% Senior Notes and the balance for general corporate purposes. For the three months ended March 31, 2010 and 2009, interest expense was $4.9 million and $3.8 million, respectively.

•

Goodwill impairment. Goodwill represents the excess of the purchase price over the fair value of the net assets. We perform our impairment test of our goodwill and other intangible assets on an annual basis. The goodwill impairment charge represents the extent to which the carrying values exceeded the fair value attributable to our goodwill. Fair values are determined based upon market conditions and the income approach which utilizes cash flow projections and other factors. The decline in value of our goodwill was consistent with the overall market decline as a result of the recent global economic environment and financial market dislocation. Our future results of operations may be impacted by the prolonged weakness in the current economic environment, which may result in a further impairment of any existing goodwill or goodwill and/or other long-lived assets recorded in the future.

In connection with our goodwill impairment testing and analysis conducted in 2009, we noted that the fair value of Centel’s goodwill exceeded the carrying amount by 3.4%. The fair value of Centel was determined using management’s estimate of fair value based upon the financial projections for the business given the recent economic contraction in Mexico’s gross domestic product, or GDP. As of March 31, 2010 and December 31, 2009, the balance of Centel’s goodwill was $3.1 million and $2.9 million, respectively, which represented 8.9% and 9.5%, respectively, of the carrying amount of Centel and less than 1.0% of our total assets. An extended period of economic contraction could result in a further impairment to the carrying amount of the goodwill of Centel. We did not record an impairment charge for goodwill and identifiable intangible assets for the three months ended March 31, 2010 and 2009.

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

As of March 31, 2010 and December 31, 2009, our U.S. and state of Florida NOLs resulted in $14.3 million and $13.3 million, respectively, of deferred tax assets, which will begin to expire in 2026. As of March 31, 2010 and December 31, 2009, Intcomex Argentina, S.R.L. (“Intcomex Argentina”) had $4.0 million in NOLs resulting in $1.4 million of deferred tax assets, which will begin to expire in 2011. As of March 31, 2010 and December 31, 2009, Intcomex Holdings SPC-1, LLC (“Intcomex Mexico” or “Centel”) had $1.1 million in NOLs resulting in $0.3 million of deferred tax assets, which will expire in 2018 and Intcomex Colombia LTDA (“Intcomex Colombia”) had $0.8 million in NOLs resulting in $0.3 million of deferred tax assets related to a NOL carryforward.

We periodically analyze the available evidence related to the realization of the deferred tax assets, including the current economic environment and determine if it is more likely than not that we will not recognize a portion of our deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies. As of March 31, 2010 and December 31, 2009, we recorded a valuation allowance of $5.5 million and $4.5 million, respectively, in the U.S. against the NOLs, as management does not believe that it will realize the full benefit of these NOLs. Our future results of operations may be impacted by a prolonged weakness in the economic environment, which may result in further valuation allowances on our deferred tax assets and adversely affect our results of operations or financial condition.

Results of Operations

We report our business in two operating segments based upon the geographic location of where we originate the sale: Miami and In-country. Miami segment, or our Miami Operations, includes revenue from our Miami, Florida headquarters, including sales from Miami to our in-country sales and distribution centers and sales directly to resellers, retailers and distributors that are located in countries in which we have in-country sales and distribution operations or in which we do not have any In-country Operations. In-country segment, or our In-country Operations, includes revenue from our in-country sales and distribution centers, which have been aggregated because of their similar economic characteristics. Most of our vendor rebates, incentives and allowances are reflected in the results of our Miami segment. When we consolidate our results, we eliminate revenue and cost of revenue attributable to inter-segment sales, and the financial results of our Miami segment discussed below reflect these eliminations.

Comparison of the quarter ended March 31, 2010 versus the quarter ended March 31, 2009

The following table sets forth selected financial data (in thousands) and percentages of revenue for the periods presented:

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Revenue	$243,645	100.0%	$204,382	100.0%
Cost of revenue	219,885	90.2%	183,786	89.9%

Gross profit	23,760	9.8%	20,596	10.1%
Selling, general and administrative	16,895	6.9%	17,055	8.3%
Depreciation and amortization	1,074	0.4%	1,044	0.5%

Total operating expenses	17,969	7.4%	18,099	8.9%

Operating income	5,791	2.4%	2,497	1.2%
Other expense, net	5,358	2.2%	1,614	0.8%

Income before provision for income taxes	433	0.2%	883	0.4%
Provision for income taxes	546	0.2%	870	0.4%

Net (loss) income	$(113)	(0.0)%	$13	0.0%

Revenue. Revenue increased $39.3 million, or 19.2%, to $243.6 million for the three months ended March 31, 2010, from $204.4 million for the three months ended March 31, 2009. Our revenue growth was driven by the increased demand for our products throughout Latin America and the Caribbean, as a result of the improved economic conditions, for the three months ended March 31, 2010, as compared to the corresponding period in 2009. Revenue growth was driven primarily by the increase in sales of notebook computers of $21.1 million, memory products of $8.3 million and hard disk drives of $5.1 million in our In-country Operations, particularly in Chile, Colombia, Costa Rica, El Salvador, Guatemala and Peru, and to a lesser extent, in our Miami Operations. We experienced a 13.6% increase in unit shipments across our core product lines for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, due to the improved demand for IT products, coupled with a 7.4% increase in average sales prices across the same core products. Revenue derived from our In-country Operations increased $34.9 million, or 23.3%, to $184.2 million for the three months ended March 31, 2010, from $149.4 million for the three months ended March 31, 2009. Revenue derived from our In-country Operations accounted for 75.6% of our total revenue for the three months ended March 31, 2010, as compared to 73.1% of our total revenue for the three months ended March 31, 2009. The growth in revenue from our In-country Operations was mainly due to the overall increase in sales in Chile, Colombia, Costa Rica, El Salvador, Guatemala and Peru, and to a lesser extent, in Jamaica and Uruguay. This growth was driven by the increased sales volume and sales price of memory products and hard disk drives and the increased sales volume of notebook computers and basic “white-book” systems. Revenue derived from our Miami Operations increased $4.4 million, or 8.0%, to $59.4 million for the three months ended March 31, 2010 (net of $78.1 million of revenue derived from sales to our In-country Operations) from $55.0 million for the three months ended March 31, 2009 (net of $53.6 million of revenue derived from sales to our In-country Operations). The growth in revenue derived from our Miami Operations reflected the increased sales volume and sales price of memory products and hard disk drives, the increased sales volume of notebook computers and printers, partially offset by the decrease in sales volume and sales price of central processing units (“CPUs”) and software.

Gross profit. Gross profit increased $3.2 million, or 15.4%, to $23.8 million for the three months ended March 31, 2010, from $20.6 million for the three months ended March 31, 2009. The increase was primarily driven by higher sales volume in our Miami Operations and In-country Operations. Gross profit from our In-country Operations increased $1.5 million, or 10.7%, to $15.5 million for the three months ended March 31, 2010, from $14.0 million for the three months ended March 31, 2009. The improvement in gross profit from our In-country Operations was driven by the increased sales volume of notebook computers, memory products and hard disk drives, particularly in Chile, Colombia, Costa Rica, El Salvador, Guatemala and Peru. Gross profit from our In-country Operations accounted for 65.2% of our consolidated gross profit for the three months ended March 31, 2010, as compared to 68.0% of our consolidated gross profit for the three months ended March 31, 2009. Gross profit from our Miami Operations increased $1.7 million, or 25.2%, to $8.3 million for the three months ended March 31, 2010, as compared to $6.6 million for the three months ended March 31, 2009. The improvement in gross profit from our Miami Operations was driven by the increased sales volume and sales price of memory products and hard disk drives, increased sales volume of notebook computers and printers, partially offset by the decrease in sales volume and sales price of CPUs and software. As a percentage of revenue, gross margin decreased to 9.8% for the three months ended March 31, 2010, as compared to 10.1% for the three months ended March 31, 2009, due to the higher sales volume of notebook computers and the effects of fluctuations in foreign currencies on our In-country Operations.

Operating expenses. Total operating expenses decreased $0.1 million, or 0.7%, to $18.0 million for the three months ended March 31, 2010, from $18.1 million for the three months ended March 31, 2009. As a percentage of revenue, operating expenses decreased to 7.4% of revenue for the three months ended March 31, 2010, as compared to 8.9% of revenue for the three months ended March 31, 2009. The decrease in operating expenses resulted from our restructuring actions implemented in the fourth quarter of 2008 and the first and second quarters of 2009, which were designed to improve our efficiencies and profitability, primarily in our Miami Operations and certain of our In-country Operations, particularly in Argentina, Chile, Colombia, Mexico and Panama. The decrease was also driven in part by lower levels of bad debt expense of $0.6 million and professional fees of $0.3 million for the three months ended March 31, 2010. The decline in operating expenses was partially offset by an increase in salaries and payroll-related expenses and office, warehouse, building and occupancy expenses due to the effects of strengthening currencies in several of our operations, most notably Chile, Colombia and Mexico. As a percentage of total operating expenses, salaries and payroll-related expenses increased to 56.8% of total operating expenses for the three months ended March 31, 2010, as compared to 52.5% for the three months ended March 31, 2009, due to the effects of strengthening currencies in several of our operations, most notably Chile, Colombia and Mexico, and bonus provisions related primarily to our In-country Operations. Operating expenses from our In-country Operations decreased $1.8 million, or 15.4%, to $9.8 million for the three months ended March 31, 2010, as compared to $11.6 million for the three months ended March 31, 2009, due to the lower bad debt expense, particularly in Colombia, and to a lesser extent Argentina, Chile, Peru and Uruguay. Operating expenses from our Miami Operations increased $1.7 million, or 25.6%, to $8.2 million for the three months ended March 31, 2010, as compared to $6.5 million for the three months ended March 31, 2009, due to the higher level of salaries and payroll-related expenses, professional fees and bad debt expense, driven mainly by the increased sales volume.

Operating income. Operating income increased $3.3 million to $5.8 million for the three months ended March 31, 2010, from $2.5 million for the three months ended March 31, 2009, driven primarily by the higher sales volume. Operating income from our In-country Operations increased $3.3 million to $5.7 million for the three months ended March 31, 2010, from $2.4 million for the three months ended March 31, 2009, primarily from the higher sales volume and lower bad debt expense. Operating income from our Miami Operations remained steady at $0.1 million for the three months ended March 31, 2010 and 2009.

Other expense, net. Other expense, net increased $3.7 million to $5.4 million for the three months ended March 31, 2010, from $1.6 million for the three months ended March 31, 2009. The increase in other expense, net was primarily attributable to the absence of the $3.8 million gain on the repurchase of $6.1 million of our 11 3/4% Senior Notes at substantial discounts to their face amount during the three months ended March 31, 2009. Other expense, net also increased due to the higher interest expense related to the 13 1/4% Senior Notes that were issued concurrent with the redemption and cancellation of the 11 3/4% Senior Notes, partially offset by the lower foreign exchange loss primarily related to the devaluation of the Chilean Peso by 4.5% for the three months ended March 31, 2010.

Provision for income taxes. Provision for income taxes decreased $0.3 million, or 37.2%, to $0.5 million for the three months ended March 31, 2010, from $0.9 million for the three months ended March 31, 2009. The decrease was due to lower taxable earnings partially offset by the additional $1.1 million valuation allowance recorded in the U.S. against its NOLs.

Net (loss) income. Net (loss) income decreased to net loss of $0.1 million for the three months ended March 31, 2010, as compared to a slight amount of net income for the three months ended March 31, 2009. The decrease resulted from the absence of the $3.8 million gain on the repurchase of $6.1 million of our 11 3/4% Senior Notes at substantial discounts to their face amount that we recognized during the three months ended March 31, 2009. Net (loss) income also decreased due to the higher interest expense related to the new 13 1/4% Senior Notes that were issued concurrent with the redemption and cancellation of our 11 3/4% Senior Notes, partially offset by the improved effects of foreign currencies relative to the U.S. dollar.

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

Our working capital increased by $1.5 million, or 1.3%, to $112.2 million at March 31, 2010, as compared to $110.7 million at December 31, 2009. This increase was driven primarily by an increase in inventories, partially offset by higher accounts payable. Our cash and cash equivalents at March 31, 2010 amounted to $31.2 million, as compared to $27.2 million at December 31, 2009. The increase was primarily attributable to the increase in trade accounts payable and the increase in our lines of credit borrowings during the three months ended March 31, 2010. We believe the improvement in working capital will benefit our Company in our ability to fund our working capital and capital expenditure requirements.

Changes in Financial Condition

The following table summarizes our cash flows for the periods presented:

	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(Dollars in thousands)
Cash flows provided by operating activities	$1,887	$856
Cash flows used in investing activities	(861)	(715)
Cash flows provided by (used in) by financing activities	2,183	(3,249)
Effect of foreign currency exchange rate changes on cash and cash equivalents	753	(280)

Net increase (decrease) in cash and cash equivalents	$3,962	$(3,388)

Cash flows from operating activities. Our cash flows from operating activities resulted in a generation of $1.9 million for the three months ended March 31, 2010, as compared to $0.9 million for the three months ended March 31, 2009. The generation was primarily driven by the increase in accounts payable and accrued expenses in the first quarter 2010, as compared to 2009, partially offset by an increase in inventory levels in the first quarter 2010.

Cash flows from investing activities. Our cash flows from investing activities resulted in a requirement of $0.9 million for the three months ended March 31, 2010, as compared to $0.7 million for the three months ended March 31, 2009. This requirement was primarily driven by the completion in Mexico of the implementation of Sentai, our company-wide enterprise resource planning, management and financial reporting system.

Cash flows from financing activities. Our cash flows from financing activities resulted in generation of $2.2 million for the three months ended March 31, 2010, as compared to a requirement of $3.2 million for the three months ended March 31, 2009. This increase was driven by the absence of the repurchase of $6.1 million of our 11 3/4% Senior Notes at substantial discounts to their face amount. The generation was also a result of higher net borrowings under our lines of credit from our Miami Operation and our In-country Operations, particularly, Ecuador, Guatemala, Panama and Peru.

Working Capital Management

The successful management of our working capital needs is a key driver of our growth and cash flow generation. The following table sets forth certain information about the largest components of our working capital: our trade accounts receivable, inventories and accounts payable:

	As of March 31, 2010	As of December 31, 2009
	(Dollars in thousands)
Balance sheet data:
Trade accounts receivable, net of allowance	$104,209	$100,238
Inventories	123,772	95,185
Accounts payable	144,484	117,216

	(Data in days)
Other data:
Trade accounts receivable days (1)	38.5	39.9
Inventory days (2)	50.7	42.1
Accounts payable days (3)	(59.1)	(51.8)

Cash conversion cycle (4)	30.1	30.2

(1)	Trade accounts receivable days is defined as our consolidated trade accounts receivable (net of allowance for doubtful accounts) as of the last day of the period divided by our consolidated revenue for such period times 90 days for the quarter ended March 31, 2010 and 365 days for the year ended December 31, 2009. Our consolidated trade accounts receivable for our In-country Operations include value added tax at a rate of between 5% and 27% (depending on the country). The exclusion of such value added tax would result in lower trade accounts receivable days.
(2)	Inventory days is defined as our consolidated inventory as of the last day of the period divided by our consolidated cost of goods sold for such period times 90 days for the quarter ended March 31, 2010 and 365 days for the year ended December 31, 2009.
(3)	Accounts payable days is defined as our consolidated accounts payable as of the last day of the period divided by our consolidated cost of goods sold for such period times 90 days for the quarter ended March 31, 2010 and 365 days for the year ended December 31, 2009.
(4)	Cash conversion cycle is defined as our trade accounts receivable days plus inventory days less accounts payable days.

Cash conversion cycle days. One measurement we use to monitor working capital is the cash conversion cycle, which measures the number of days to convert trade accounts receivable and inventory, net of accounts payable, into cash. Our cash conversion cycle remained stable at 30.1 days as of March 31, 2010, and 30.2 days as of December 31, 2009. The increase in inventory days was mostly offset by the increase in our trade accounts payable days. Trade accounts receivable days decreased slightly to 38.5 days as of March 31, 2010, from 39.9 days as of December 31, 2009. Inventory days increased to 50.7 days as of March 31, 2010, from 42.1 days as of December 31, 2009, due to growth in inventory levels to meet improving demand. Accounts payable days increased to 59.1 days as of March 31, 2010, from 51.8 days as of December 31, 2009, due to the increased inventory purchases.

Trade accounts receivable. We principally sell products to a large base of third-party distributors, resellers and retailers throughout Latin America and the Caribbean and to other Miami-based exporters of IT products to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No one customer accounted for more than 2.1% of sales for the three months ended March 31, 2010 and 2.0% of sales for the three months ended March 31, 2009. We provide trade credit to our customers in the normal course of business. The collection of a substantial portion of our receivables is susceptible to changes in Latin America and Caribbean economies and political climates. We monitor our exposure for credit losses and maintain allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting our industry. The financial condition of our customers and the related allowance for doubtful accounts is continually reviewed by management.

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

Capital Expenditures and Investments

Capital expenditures increased to $0.9 million for the three months ended March 31, 2010, as compared to $0.8 million for the three months ended March 31, 2009. The increase was primarily driven by the capital expenditures related to the final implementation and integration of our ERP system in our operations in Mexico.

Our future capital requirements will depend on many factors, including the timing and amount of our revenues and our investment decisions, which will affect our ability to generate additional cash. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for the foreseeable future. Thereafter, if cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may seek additional funding through bank borrowings or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all. The recent global economic downturn and the subsequent tightening of the credit markets further heightens the risk that we may not be able to borrow additional funds under our existing credit facilities if participating banks become insolvent or their liquidity is impaired or that our ability to obtain alternative sources of financing will be limited. We anticipate that capital expenditures will be approximately $4.0 million per year over the next few years, as we have no further facility expansion needs and have completed our ERP system implementation and integration. We have the option to purchase the warehouse and office facility located in Mexico City, Mexico, which we currently lease, prior to December 31, 2011, the option termination date. If we exercise this option, our capital expenditures will increase by $3.0 million in the year of exercise.

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

We have lines of credit, short-term overdraft and credit facilities with various financial institutions in the countries in which we conduct business. Many of the In-country Operations also have limited credit facilities. These credit facilities fall into the following categories: asset-based financing facilities, letters of credit and performance bond facilities, and unsecured revolving credit facilities and lines of credit. The lines of credit are available sources of short-term liquidity for us.

As of March 31, 2010 and December 31, 2009, the total amounts available under the credit facilities were $16.5 million and $17.1 million, respectively, and the total amounts outstanding were $17.1 million and $14.7 million, respectively, of which $10.1 million and $9.2 million, respectively related to our Miami Operations credit facility and $7.0 million and $5.5 million, respectively related to our In-country Operations credit facilities. The increase in the outstanding balance is primarily attributed to the increased borrowing by SBA from the new three-year revolving credit facility that replaced SBA’s existing revolving credit facility on December 22, 2009. The change was also attributed to increased borrowing by our subsidiaries in Ecuador, Guatemala and Panama, and to a lesser extent, El Salvador, to meet local working capital requirements, slightly offset by a reduction in the borrowing requirements related to our operations in Peru, Uruguay and Costa Rica.

SBA – Senior Secured Revolving Credit Facility

On December 22, 2009, SBA closed the Senior Secured Revolving Credit Facility with Comerica Bank pursuant to SBA and Comerica Bank’s commitment letter dated October 23, 2009 to replace the existing revolving credit facility with a new three-year revolving credit facility. The replacement was contingent upon our refinancing of our 11  3/4% Senior Notes and other conditions, all of which have been met.

The aggregate size of the Senior Secured Revolving Credit Facility is $20.0 million (with a possible increase of an additional $10.0 million), including $2.0 million of letter of credit commitments and a capital expenditures limit of $1.0 million. The facility matures in January 2013. As of March 31, 2010, SBA had $20.0 million available under the Senior Secured Revolving Credit Facility. Under the Senior Secured Revolving Credit Facility, at SBA’s option, amounts due will bear interest at the daily adjustable LIBOR rate (at no time less than 2.0%) plus 3.5%, unless in the event of a default when interest will accrue at a rate equal to 3.0% per annum above the otherwise applicable rate. In addition, SBA will pay an administrative fee of $30.0 thousand per annum and a facility fee equal to 0.5% of the aggregate amount of the revolving credit commitment, payable quarterly in arrears. Additional customary fees will be payable upon the issuance of letters of credit.

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

Borrowings under the Senior Secured Revolving Credit Facility are secured on a first priority basis with all the assets of SBA. Amounts borrowed under the facility could be repaid and re-borrowed at any time during the term of the facility. Borrowing capacity is established monthly based on certain parameters established under the facility. Advances under the facility were provided based on 85.0% of eligible domestic and foreign accounts receivable plus 60.0% of eligible domestic inventory, less any credit facility reserves. The credit facility contained certain financial and non-financial covenants, including but not limited to, maintenance of a minimum level of tangible effective net worth, as defined and annual limitations on capital expenditures.

As of March 31, 2010 and December 31, 2009, SBA’s outstanding draws against the Senior Secured Revolving Credit Facility were $6.4 million and $5.9 million, respectively, and the remaining amounts available were $9.9 million and $10.8 million, respectively. As of March 31, 2010 and December 31, 2009, SBA’s outstanding checks issued in excess of bank balances were $3.7 million and $3.3 million, respectively, and outstanding stand-by undrawn letters of credit was $1.8 million for both periods. As of March 31, 2010 and December 31, 2009, SBA was in compliance with all of the covenants under the Senior Secured Revolving Credit Facility.

Intcomex, Inc. – 13    1/4% Senior Notes

On December 22, 2009, we completed the 13  1/4% Senior Notes Offering of $120.0 million aggregate principal amount of our 13  1/4% Senior Notes due December 15, 2014 with an interest rate of 13.25% per year, payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2010. The 13  1/4% Senior Notes were offered at an initial offering price of 94.43% of par, or an effective yield to maturity of approximately 14.875%.

We used the net proceeds from the 13  1/4% Senior Notes Offering to, among other things, repay outstanding borrowings under our previous revolving credit facility, fund the repurchase, redemption or other discharge of our 11  3/4% Second Priority Senior Secured Notes due January 15, 2011 (the “11  3/4% Senior Notes”), for which it conducted a tender offer, and for general corporate purposes. The 13  1/4% Senior Notes are guaranteed by all of our existing and future domestic restricted subsidiaries that guarantee our obligations under the Senior Secured Revolving Credit Facility.

In connection with the 13  1/4% Senior Notes Offering, our Company and certain of our subsidiaries that guaranteed our obligations (the “Guarantors”) under the indenture governing the 11  3/4% Senior Notes (the “11  3/4% Senior Notes Indenture”) entered into an indenture (the “13  1/4% Senior Notes Indenture”) with The Bank of New York Mellon Trust Company, N.A., (the “Trustee”), relating to the 13  1/4% Senior Notes. Our obligations under the 13  1/4% Senior Notes and the Guarantors’ obligations under the guarantees will be secured on a second priority basis by a lien on 100% of the capital stock of certain of ours and each Guarantor’s directly owned domestic restricted subsidiaries; 65% of the capital stock of ours and each Guarantor’s directly owned foreign restricted subsidiaries; and substantially all the assets of SBA, to the extent that those assets secure our Senior Secured Revolving Credit Facility with Comerica Bank, subject to certain exceptions.

Subject to certain requirements, we are required to redeem $5.0 million aggregate principal amount of the 13  1/4% Senior Notes on December 15 of each of the years 2011 and 2012 and $10.0 million aggregate principal amount of the 13  1/4% Senior Notes on December 15, 2013, at a redemption price equal to 100% of the aggregate principal amount of the 13  1/4% Senior Notes to be redeemed, plus accrued and unpaid interest to the redemption date subject to certain requirements. We may redeem the 13  1/4% Senior Notes, in whole or in part, at any time on or after December 15, 2012 at a price equal to 100% of the aggregate principal amount of the 13  1/4% Senior Notes plus a “make-whole” premium (106.625% in 2012 and 100.0% in 2013 and thereafter). At any time prior to December 15, 2012, we are required to redeem up to 35% of the aggregate principal amount of the 13  1/4% Senior Notes with the net cash proceeds of certain equity offerings if an initial public offering occurs on or prior to December 15, 2012 at a price equal to 113.25% of the principal amount of the 13  1/4% Senior Notes. In addition, at our option, we may redeem up to 10% of the original aggregate principal amount of the 13  1/4% Senior Notes three different times at $103.00 (but no more than once in any 12-month period).

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

As of March 31, 2010 and December 31, 2009, $113.7 million and $113.3 million, respectively, of our 13    1/4% Senior Notes remained outstanding. As of March 31, 2010 and December 31, 2009, we were in compliance with all of the covenants and restrictions under the 13    1/4% Senior Notes.

Intcomex, Inc. – 11  3/4% Senior Notes

On August 25, 2005, we consummated a $120.0 million high yield notes offering in aggregate principal amount of the 11    3/4% Senior Notes. The 11    3/4% Senior Notes were sold at 99.057% of face value and carry a coupon rate of 11    3/4% and are a second priority senior secured obligation of ours due January 15, 2011. The proceeds of the offering were used to repay existing indebtedness, pay a dividend to shareholders, and pay fees and expenses associated with the debt offering with the remaining balance to be used for general corporate purposes. The 11 3/4% Senior Notes were secured on a second priority basis with 100.0% of the common shares of Holdings and Intcomex Mexico, and 65.0% of the shares of IXLA plus a second priority lien on the assets of SBA.

On December 22, 2009, our Company, the Trustee and the Guarantors executed a second supplemental indenture (the “11  3/4% Senior Notes Second Supplemental Indenture”) as a result of the receipt of tenders and related consents from the holders of at least two thirds in principal amount of the 11  3/4% Senior Notes, in response to our tender offer and consent solicitation. The 11  3/4% Senior Notes Second Supplemental Indenture amends the indenture governing the 11  3/4% Senior Notes to delete or make less restrictive substantially all of the restrictive covenants contained in such indenture (other than requirements to make an offer for the 11  3/4% Senior Notes in the event of certain asset sales), to delete events of default relating to covenant defaults, cross-defaults and judgments against us, to make conforming and related changes to the indenture and to reduce the minimum redemption notice period from 30 days to three days.

As of March 31, 2010, there were no 11    3/4% Senior Notes outstanding. As of December 31, 2009, $1.4 million of the 11    3/4% Senior Notes not tendered in the early tender redemption period remained outstanding and were redeemed through payment to the Trustee for settlement on January 15, 2010, in accordance with the terms of the 11  3/4% Senior Notes Second Supplemental Indenture. As of December 31, 2009, we were in compliance with all of the covenants and restrictions under the 11    3/4% Senior Notes.

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

There are numerous uncertainties and inherent risks in conducting business, such as but not limited to general economic conditions, actions of competitors, ability to manage growth, actions of regulatory authorities, pending investigations and/or litigation, customer demand and risk relating to international operations. Adverse effects from these risks may result in adjustments to the carrying value of our assets and liabilities in the future including, but not necessarily limited to, goodwill.

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

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act for the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded as of March 31, 2010, that these controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings.

As of March 31, 2010, the Company had no material legal proceedings pending. From time to time, we are the subject of legal proceedings arising in the ordinary course of business. We do not believe that any proceedings currently pending or threatened will have a material adverse affect on our business or results of operations.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Quarterly Report, readers should carefully consider the risk factors discussed in Part I—Financial Information, 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2009, filed on February 22, 2010, which could materially affect our business, future results of operations and financial condition. The risk factors described in the Company’s Annual Report may not be the only risks facing our Company. Additional risks and uncertainties that we currently deem to be immaterial or are not currently known to us may also materially and adversely affect our business, consolidated results of operations and financial condition.

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

Signature	Title	Date

/s/ Anthony Shalom		May 14, 2010
Anthony Shalom	Chairman of the Board of Directors

/s/ Michael F. Shalom
Michael F. Shalom	President and Chief Executive Officer	May 14, 2010

/s/ Russell A. Olson
Russell A. Olson	Chief Financial Officer	May 14, 2010

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.