Form 10-Q
period 2010-06-30
Intcomex, Inc.
filed 2010-08-13
CIK 1359425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 12, 2010, the registrant had 100,000 shares of common stock, voting, $0.01 par value, and 29,357 shares of Class B common stock, non-voting, $0.01 par value, outstanding. There is no public trading market for the common stock.

INTCOMEX, INC.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$23,434	$27,234
Restricted cash	370	—
Trade accounts receivable (net of allowance for doubtful accounts of $4,307 and $4,428 at June 30, 2010 and December 31, 2009, respectively)	98,078	100,238
Inventories	120,528	95,185
Prepaid expenses, notes receivable and other	35,820	34,221
Due from related parties	221	272

Total current assets	278,451	257,150
Property and equipment, net	16,098	16,295
Goodwill	13,751	13,704
Identifiable intangible assets	1,498	1,658
Notes receivable and other	18,363	19,294

Total assets	$328,161	$308,101

Liabilities and Shareholders’ Equity
Liabilities
Current liabilities
Lines of credit	$33,780	$14,729
Current maturities of long-term debt	551	557
Accounts payable	119,188	117,216
Accrued expenses and other	13,878	13,880
Due to related parties	72	75

Total current liabilities	167,469	146,457
Long-term debt, net of current maturities	114,842	114,425
Other long-term liabilities	4,354	4,485

Total liabilities	286,665	265,367

Commitments and contingencies

Shareholders’ equity
Common stock, voting $0.01 par value, 140,000 shares authorized, 100,000 issued and outstanding	1	1
Class B common stock, non-voting $0.01 par value, 60,000 shares authorized, 29,357 issued and outstanding	—	—
Additional paid in capital	41,482	41,388
Retained earnings	3,441	5,153
Accumulated other comprehensive loss	(3,428)	(3,808)

Total shareholders’ equity	41,496	42,734

Total liabilities and shareholders’ equity	$328,161	$308,101

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$250,618	$225,568	$494,263	$429,950

Cost of revenue	226,439	204,374	446,324	388,160

Gross profit	24,179	21,194	47,939	41,790

Operating expenses
Selling, general and administrative	17,519	16,967	34,414	34,022
Depreciation and amortization	1,027	1,071	2,101	2,115

Total operating expenses	18,546	18,038	36,515	36,137

Operating income	5,633	3,156	11,424	5,653

Other expense (income)
Interest expense	5,205	3,855	10,094	7,689
Interest income	(75)	(138)	(167)	(285)
Foreign exchange loss (gain)	746	(2,754)	1,215	(1,116)
Other expense (income), net	208	(596)	300	(4,307)

Total other expense	6,084	367	11,442	1,981

(Loss) income before provision (benefit) for income taxes	(451)	2,789	(18)	3,672

Provision (benefit) for income taxes	1,148	(109)	1,694	761

Net (loss) income	$(1,599)	$2,898	$(1,712)	$2,911

Net (loss) income per weighted average share of common stock, voting and Class B common stock, non-voting:
Basic	$(12.36)	$28.36	$(13.23)	$28.49

Diluted	$(12.36)	$28.36	$(13.23)	$28.49

Weighted average number of common shares, voting and Class B common stock, non-voting, used in per share calculation:
Basic	129,357	102,182	129,357	102,182

Diluted	129,357	102,182	129,357	102,182

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(1,712)	$2,911
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation expense	94	121
Depreciation expense	1,874	1,879
Amortization expense	1,501	1,030
Bad debt expense	506	1,196
Inventory obsolescence expense	584	20
Deferred income tax expense (benefit)	68	(247)
Gain on extinguishment of long-term debt	—	(4,411)
Loss (gain) on disposal of property and equipment	6	(245)

Change in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivables	1,654	(9,015)
Inventories	(25,927)	(8,048)
Prepaid expenses, notes receivable and other	(1,982)	(2,929)
Due from related parties	51	4
Increase (decrease) in:
Accounts payable	1,972	27,929
Accrued expenses and other	143	(1,297)
Due to related parties	(3)	5

Net cash (used in) provided by operating activities	(21,171)	8,903

Cash flows from investing activities:
Purchases of property and equipment	(1,779)	(1,506)
Notes receivable and other	—	(190)
Proceeds from disposition of assets	79	60

Net cash used in investing activities	(1,700)	(1,636)

Cash flows from financing activities:
Borrowings (payments) under lines of credit, net	19,051	(1,742)
Proceeds from borrowings under long-term debt	50	79
Payments of long-term debt	(296)	(2,930)

Net cash provided by (used in) financing activities	18,805	(4,593)
Effect of foreign currency exchange rate changes on cash and cash equivalents	266	411

Net (decrease) increase in cash and cash equivalents	(3,800)	3,085
Cash and cash equivalents, beginning of period	$27,234	$22,344

Cash and cash equivalents, end of period	$23,434	$25,429

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

Organization

The accompanying unaudited condensed consolidated financial statements include the accounts of Intcomex and its subsidiaries (collectively referred to herein as the “Company”) including the accounts of Intcomex Holdings, LLC (“Holdings”) (parent company of Software Brokers of America, Inc. (“SBA”), a Florida corporation)), IXLA Holdings, Ltd. (“IXLA”), IFC International, LLC, a Delaware limited liability company (“IFC”) and Intcomex International Holdings Cooperatief U.A., a Netherlands cooperative (“Coop”). IXLA is the Cayman Islands limited time duration holding company of 14 separate subsidiaries located in Central America, South America and the Caribbean. IFC and Coop are the parent companies of Intcomex Holdings SPC-1, LLC (parent company of Centel, S.A. de C.V. (“Intcomex Mexico”), a dually formed company in the U.S. and Mexico).

Use of Accounting Estimates

The Company prepares its unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The principles require the Company to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses, cash flows and the related footnote disclosures during the period. On an on-going basis, the Company reviews and evaluates its estimates and assumptions, including, but not limited to, those that relate to the realizable value of accounts receivable, inventories, identifiable intangible assets, goodwill and other long-lived assets, income taxes and contingencies. Actual results could differ from these estimates.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include certain information and disclosures normally required for comprehensive annual consolidated financial statements. Therefore, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2009, included in the Company’s Form 10-K filed with the SEC on February 22, 2010 (“Annual Report”). The results of operations for the three and six months ended June 30, 2010, may not be indicative of the results of operations that can be expected for the full year.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of June 30, 2010, and its results of operations for the three and six months ended June 30, 2010 and 2009 and its statements of cash flows for the six months ended June 30, 2010 and 2009. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements reflect the Company as the reporting entity for all periods presented.

Basis of Presentation

Certain immaterial reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

Restricted cash balance relates to cash held to meet certain obligations under an agreement with the tax authorities in Colombia, pending completion of their 2006 tax review. Restricted cash is recorded at cost, which approximates fair value.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The Company evaluated subsequent events through the date of the filing of this Quarterly Report on Form 10-Q, the date the Company issued its unaudited condensed consolidated financial statements.

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

The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable, notes and other receivables, accounts payable, accrued expenses and other approximate fair value because of the short-term nature of these items. The carrying amounts of outstanding short-term debt approximate fair value because interest rates over the term of these financial instruments approximate current market interest rates available to the Company. The current market price of outstanding long-term debt approximates fair value because the Company’s $120,000 aggregate principal amount 13 1/4% Second Priority Senior Secured Notes due December 15, 2014 (the “13 1/4% Senior Notes”) are currently tradable under the Securities Act of 1933 Rule 144A, Private Resales of Securities to Institutions. As of June 30, 2010, the 13 1/4% Senior Notes were tradable at 104.00 of the principal amount of the 13 1/4% Senior Notes.

The Company is exposed to fluctuations in foreign exchange rates and reduces its exposure to the fluctuations by periodically using derivative financial instruments, particularly foreign currency forward contracts and foreign currency collars, with large multinational banks. By using derivative instruments, the Company manages its primary risks, foreign currency price risk. As of June 30, 2010, the Company’s derivative instruments were comprised of the following types of instruments:

Foreign currency forward contracts—Derivative instruments that convert one currency to another currency and contain a fixed amount, fixed exchange rate used for conversion and fixed future date on which the conversion will be made. The Company recognizes unrealized loss (gain) in the statements of operations for temporary fluctuations in the value of non-qualifying derivative instruments designated as cash flow hedges, if the fair value of the underlying hedged currency increases (decreases) prior to maturity. The Company reports realized loss (gain) upon conversion if the fair value of the underlying hedged currency increases (decreases) as of the maturity date.

Foreign currency collars—Derivative instruments that contain a fixed floor price (put option) and fixed ceiling price (call option). If the market price exceeds the call option strike price or falls below the put option strike price, the Company receives the fixed price and pays the market price. If the market price is between the put option strike price and the call option strike price, neither the Company nor the counterparty bank are required to make a payment.

The amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices approximates the fair value of derivative financial instruments. The Company’s foreign currency forward contracts are measured on a recurring basis based on foreign currency spot rates quoted by financial institutions (Level 2) and are marked-to-market each period with gains and losses on these contracts recorded in foreign exchange loss (gain) in the Company’s unaudited, condensed consolidated statements of operations in the period in which the value changes with the offsetting amount for unsettled positions included in other current assets or liabilities in the unaudited condensed, consolidated balance sheets. The location and amounts of the fair value in the consolidated balance sheets and (gain)/loss in the statements of operations related to the Company’s derivative instruments are described in Note 8 in this Quarterly Report on Form 10-Q.

There were no changes to our valuation methodology for assets and liabilities measured at fair value during the three and six months ended June 30, 2010 and 2009. The Company did not have any foreign currency contracts outstanding as of December 31, 2009. The Company’s foreign currency forward contracts with a total notional amount of $18,500 as of June 30, 2010, had a fair value of $513. The Company’s foreign currency collars with a total notional amount of $20,000 as of June 30, 2010, had a fair value of $0.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

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

FASB ASC 260, Earnings per Share, requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted net (loss) income per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid in capital when the award becomes deductible are assumed to be used to repurchase shares.

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

The following table sets forth the computation of basic and diluted net (loss) income per weighted average share of Common Stock for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Numerator for basic and diluted net income (loss) per share of Common Stock:
Net (loss) income	$(1,599)	$2,898	$(1,712)	$2,911

Denominator:
Denominator for basic net (loss) income per share of Common Stock – weighted average shares	129,357	102,182	129,357	102,182

Effect of dilutive securities:
Stock options and unvested restricted stock (1)	—	—	—	—

Denominator for diluted net (loss) income per share of Common Stock – adjusted weighted average shares	129,357	102,182	129,357	102,182

Net (loss) income per share of Common Stock:
Basic	$(12.36)	$28.36	$(13.23)	$28.49

Diluted	$(12.36)	$28.36	$(13.23)	$28.49

(1)

The stock options were antidilutive during the three and six months ended June 30, 2010 and 2009, as the fair value was below the exercise price. The shares of restricted common stock, non-voting were antidilutive during the three and six months ended June 30, 2010 and 2009.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Comprehensive Income

FASB ASC 220, Comprehensive Income, establishes standards for reporting and displaying comprehensive (loss) income and its components in the Company’s consolidated financial statements. Comprehensive (loss) income is the change in equity during a period from transactions and other events and circumstances from non-owner sources, comprised of net (loss) income and other comprehensive (loss) income. Comprehensive (loss) income consisted of the following for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Comprehensive (loss) income
Net (loss) income	$(1,599)	$2,898	$(1,712)	$2,911
Foreign currency translation adjustments	(622)	1,117	380	666

Total comprehensive (loss) income	$(2,221)	$4,015	$(1,332)	$3,577

Foreign currency translation adjustments were driven by the effect of the Mexican Peso related to our operations in Mexico. Accumulated other comprehensive loss, consisting of cumulative foreign currency losses, included in shareholders’ equity totaled $(3,428) and $(3,808), respectively, as of June 30, 2010 and December 31, 2009.

Note 2. Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 to our audited consolidated financial statements included in the Company’s Annual Report. These accounting policies have not significantly changed.

Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The update requires additional disclosures for fair value measurements, requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for these transfers and provides clarification for existing disclosure requirements. The update is effective for interim and annual periods beginning after December 15, 2009, except for the activity in Level 3 fair value measurements, which is effective for annual periods beginning after December 15, 2010. The update did not have an impact on the Company’s unaudited condensed consolidated financial statements. The Company does not expect the Level 3 activity update to have an impact on the Company’s unaudited condensed consolidated financial statements.

Recently Adopted Accounting Guidance

In February 2010, the FASB issued ASU 2010-9, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, which clarifies the guidance on certain recognition and disclosure requirements for subsequent events. The update requires SEC filers and conduit bond obligors for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of the financial statements issued and all other entities to evaluate subsequent events through the date the financial statements are available to be issued. The update was effective immediately upon issuance. The update did not have an impact on the Company’s unaudited condensed consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification. The update amends the codification to clarify that the scope of the decrease in ownership provisions of ASC 810-10 and related guidance applies to: (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method or joint venture; (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity-method investee or joint venture); and (iv) a decrease in ownership in a subsidiary that is not a business or nonprofit activity

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

when the substance of the transaction causing the decrease in ownership is not addressed in other authoritative guidance. If no other guidance exists, an entity should apply the guidance in ASC 810-10, Consolidation-Overall. The update did not have an impact on the Company’s unaudited condensed consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple–Deliverable Revenue Arrangements. The update modifies the fair value requirements of ASC 605-25, Revenue Recognition–Multiple Element Arrangements by allowing the use of the “best estimate of a selling price” in addition to Vendor Specific Objective Evidence, or VSOE, and Third Party Evidence, or TPE, for determining the selling price of a deliverable. The update changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The update is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The update did not have an impact on the Company’s unaudited condensed consolidated financial statements.

Note 3. Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	June 30, 2010	December 31, 2009
Property and equipment, net
Land	$735	$735
Building and leasehold improvements	8,747	8,410
Office furniture, vehicles and equipment	11,083	11,012
Warehouse equipment	2,490	2,438
Software	9,224	8,337

Total property and equipment	32,279	30,932
Less accumulated depreciation	(16,181)	(14,637)

Total property and equipment, net	$16,098	$16,295

Note 4. Identifiable Intangible Assets, Net and Goodwill

Identifiable Intangible Assets, Net

Identifiable intangible assets, net consist of the assets of Intcomex Mexico, a distributor of IT products and peripherals located in Mexico including the following:

As of June 30, 2010	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships	$3,630	$(1,844)	$(288)	$1,498	10.0
Tradenames	1,080	(1,080)	—	—	3.5
Non-compete agreements	730	(730)	—	—	3.0
Patents	5	(5)	—	—

Total identifiable intangible assets, net	$5,445	$(3,659)	$(288)	$1,498

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

As of December 31, 2009	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships	$3,630	$(1,662)	$(333)	$1,635	10.0
Tradenames	1,080	(1,035)	(22)	23	3.5
Non-compete agreements	730	(730)	—	—	3.0
Patents.	5	(5)	—	—

Total identifiable intangible assets, net	$5,445	$(3,432)	$(355)	$1,658

For the three and six months ended June 30, 2010 and 2009, the Company recorded amortization expense related to the intangible assets of $227 and $226, respectively. There were no impairment charges for identifiable intangible assets for the three and six months ended June 30, 2010 and 2009.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The changes in the carrying amount of goodwill consisted of the following for the periods presented:

As of December 31, 2009	Miami Operations	In-Country Operations	Total
Goodwill	$11,531	$20,950	$32,481
Accumulated impairment losses	(11,531)	(7,246)	(18,777)

Total goodwill	—	13,704	13,704
Accumulated foreign currency translation effect.	—	47	47

	$—	$13,751	$13,751

As of June 30, 2010
Goodwill	$11,531	20,997	32,528
Accumulated impairment losses	(11,531)	(7,246)	(18,777)

Total goodwill	$—	$13,751	$13,751

The increase in the carrying amount of the goodwill relates to the accumulated foreign currency translation effect of the Mexican Peso. There were no impairment charges for goodwill for the three and six months ended June 30, 2010 and 2009.

In connection with the Company’s goodwill impairment testing and analysis conducted in 2009, the Company noted that the fair value of Intcomex Mexico’s goodwill exceeded the carrying amount by 3.4%. The fair value of Intcomex Mexico was determined using management’s estimate of fair value based upon the financial projections for the business given the recent economic contraction in Mexico’s gross domestic product, or GDP. As of June 30, 2010 and December 31, 2009, the balance of Intcomex Mexico’s goodwill was $2,993 and $2,946, respectively, which represented 9.7% and 9.5%, respectively, of the carrying amount of Intcomex Mexico and less than 1.0% of the Company’s total assets. An extended period of economic contraction or a deterioration of Intcomex Mexico’s operating results could result in a further impairment to the carrying amount of the goodwill of Intcomex Mexico.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

The outstanding balance of lines of credits consisted of the following for the periods presented:

	As of
	June 30, 2010	December 31, 2009
Lines of credit
SBA – Miami	$28,584	$9,165
Intcomex Peru S.A.C.	2,225	2,443
Intcomex de Guatemala, S.A.	1,000	664
Intcomex de Ecuador, S.A.	1,005	1,000
Computación Monrenca Panama, S.A.	500	501
Intcomex S.A. de C.V. – El Salvador	236	—
TGM S.A. – Uruguay	230	714
Intcomex Costa Rica Mayorista en Equipo de Cómputo, S.A.	—	242

Total lines of credit	$33,780	$14,729

As of June 30, 2010 and December 31, 2009, the total amounts available under the credit facilities were $9,263 and $17,055, respectively. The change in the outstanding balance was primarily attributable to SBA’s increased borrowing under its senior secured revolving credit facility.

SBA Miami – Senior Secured Revolving Credit Facility

On December 22, 2009, SBA closed a senior secured revolving credit facility (the “Senior Secured Revolving Credit Facility”) with Comerica Bank pursuant to SBA and Comerica Bank’s commitment letter dated October 23, 2009 to replace the previous revolving credit facility with a new three-year facility that matures in January 2013. As of June 30, 2010, the aggregate size of the Senior Secured Revolving Credit Facility is $30,000, including $2,000 of letter of credit commitments, and a capital expenditures limit of $1,000.

On May 21, 2010, SBA and Comerica Bank executed an amendment to the Senior Secured Revolving Credit Facility, amending the definition of consolidated net income to exclude, in the event of an initial public offering (“IPO”), not more than $12,000 of interest charges arising from the accelerated amortization of the original issue discount, capitalized debt expense and premiums associated with a redemption of the Company’s $120,000 aggregate principal amount of its 13 1/4% Senior Notes in connection with an IPO.

On June 4, 2010, SBA and Comerica Bank executed a second amendment to the Senior Secured Revolving Credit Facility, increasing the revolving credit commitment by $10,000, the maximum optional increase permitted in accordance with the terms of the facility, from its original aggregate size of $20,000 to $30,000. Under the amendment, interest is due monthly at the daily adjusting LIBOR rate, at no time less than 2.0% per annum (unless in the event of an IPO, in which case 1.0% per annum), plus an applicable margin of 3.0% per annum, unless in the event of an IPO and provided that no default occurs, when interest will accrue at a rate equal to the daily adjusting LIBOR rate plus an applicable margin of 2.75% per annum. In addition, the second amendment amended the borrowing capacity to reflect advances under the facility to be provided based upon 85.0% of eligible domestic and foreign accounts receivable plus the lesser of 60.0% of eligible domestic inventory or $16.0 million, plus the lesser of 90.0% of eligible standby letters of credit or $3.0 million. Further, the Company is required to maintain consolidated net income of not less than $0 for the period of four consecutive fiscal quarters as of the end of each fiscal quarter ending June 30, 2010 and each fiscal quarter ended thereafter.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The Senior Secured Revolving Credit Facility contains certain financial and non-financial covenants, including but not limited to, maintenance of a minimum level of tangible effective net worth, as defined and annual limitations on capital expenditures. The Senior Secured Revolving Credit Facility contains a number of covenants that, among other things, restrict SBA’s ability to (i) incur additional indebtedness; (ii) make certain capital expenditures; (iii) guarantee certain obligations; (iv) create or allow liens on certain assets; (v) make investments, loans or advances; (vi) pay dividends, make distributions or undertake stock and other equity interest buybacks; (vii) make certain acquisitions; (viii) engage in mergers, consolidations or sales of assets; (ix) use the proceeds of the revolving credit facility for certain purposes; (x) enter into transactions with affiliates in non-arms’ length transactions; (xi) make certain payments on subordinated indebtedness; and (xii) acquire or sell subsidiaries. The Senior Secured Revolving Credit Facility also requires SBA to maintain certain ratios of debt, income, net worth and other restrictive financial covenants.

Borrowings under the Senior Secured Revolving Credit Facility are secured on a first priority basis with all the assets of SBA and can be repaid and re-borrowed at any time during the term of the facility. Borrowing capacity is established monthly based upon certain parameters established under the facility. Advances under the facility were provided based on 85.0% of eligible domestic and foreign accounts receivable plus 60.0% of eligible domestic inventory, less any credit facility reserves.

As of June 30, 2010 and December 31, 2009, SBA’s outstanding draws against the Senior Secured Revolving Credit Facility were $25,631 and $5,853, respectively, and the remaining amounts available were $1,216 and $10,635, respectively. As of June 30, 2010 and December 31, 2009, SBA’s outstanding checks issued in excess of bank balances were $2,953 and $3,312, respectively, and outstanding stand-by letters of credit were $200. As of June 30, 2010, SBA was in compliance with all of the covenants under the Senior Secured Revolving Credit Facility.

Intcomex Peru S.A.C.

Intcomex Peru S.A.C. (“Intcomex Peru”) has five lines of credit with three financial institutions. The lines of credit are collateralized with a guarantee from Holdings and carry interest rates ranging from 2.4% to 3.3%, and mature in July and August 2010.

Intcomex de Guatemala, S.A.

Intcomex de Guatemala, S.A. (“Intcomex Guatemala”) has one line of credit with a local financial institution. The line of credit carries an interest rate of 7.5% and matures in March 2011.

Intcomex de Ecuador, S.A.

Intcomex de Ecuador, S.A. (“Intcomex Ecuador”) has one line of credit with a local financial institution. The line of credit carries an interest rate of 9.9% and matures in August 2010.

Computación Monrenca Panama, S.A.

Computación Monrenca Panama, S.A. (“Intcomex Panama”) has three lines of credit with a local financial institution carrying an interest rate ranging from 4.5% to 9.0%, one of which matures in April 2011 and two of which mature in June 2011.

Intcomex S.A. de C.V.

Intcomex S.A. de C.V. (“Intcomex El Salvador”) had $236 outstanding checks in excess of bank balances with a local financial institution.

T.G.M. S.A.

TGM S.A. – Uruguay (“Intcomex Uruguay”) has two lines of credit with local financial institutions. The lines of credit carry an interest rate of 8.0%, each of which matures in October 2010.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Intcomex Costa Rica Mayorista en Equipo de Cómputo, S.A.

Intcomex Costa Rica Mayorista en Equipo de Cómputo, S.A. (“Intcomex Costa Rica”) has one line of credit with a local financial institution. The line of credit carries an interest rate of 8.5% and matures in August 2010.

Intcomex S.A.

As of June 30, 2010 and December 31, 2009, Intcomex S.A. (“Intcomex Chile”) had undrawn stand-by letters of credit of $22,700 and $19,600, respectively.

Note 6. Long-Term Debt

Long-term debt consisted of the following for the periods presented:

	As of
	June 30, 2010	December 31, 2009
Long-term debt, net of current portion
Intcomex, Inc. – 13 1/4% Senior Notes, net of discount of $5,986 and $6,654, respectively	$114,014	$113,346
SBA – Capital lease	696	847
Intcomex Peru – Collateralized notes	532	579
Other, including various capital leases	151	210

Total long-term debt	115,393	114,982
Current maturities of long-term debt	(551)	(557)

Total long-term debt, net of current portion	$114,842	$114,425

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

The Company used the net proceeds from the 13 1/4% Senior Notes Offering to, among other things, repay borrowings under its previous senior secured revolving credit facility, fund the repurchase, redemption or other discharge of its 11 3/4% Second Priority Senior Secured Notes, due January 15, 2011 (the “11 3/4% Senior Notes”), for which it conducted a tender offer, and for general corporate purposes. The 13 1/4% Senior Notes are guaranteed by all of the Company’s existing and future domestic restricted subsidiaries that guarantee its obligations under the Senior Secured Revolving Credit Facility.

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

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

The indenture governing the Company’s 13 1/4% Senior Notes imposes operating and financial restrictions on the Company. These restrictive covenants limit our ability, among other things to (i) incur additional indebtedness or enter into sale and leaseback obligations; (ii) pay certain dividends or make certain distributions on the Company’s capital stock or repurchase the Company’s capital stock; (iii) make certain investments or other restricted payments; (iv) place restrictions on the ability of subsidiaries to pay dividends or make other payments to the Company; (v) engage in transactions with shareholders or affiliates; (vi) sell certain assets or merge with or into other companies; (vii) guarantee indebtedness; and (vii) create liens. The Company may only pay a dividend if the Company is in compliance with all covenants and restrictions in the Indenture prior to and after payment of a dividend.

On June 15, 2010, the Company made a mandatory interest payment of $7,641 on its 13 1/4% Senior Notes. As of June 30, 2010 and December 31, 2009, the carrying value of the $120,000 principal amount of the 13 1/4% Senior Notes was $114,014 and $113,346, respectively. As of June 30, 2010, the Company was in compliance with all of the covenants and restrictions under the 13 1/ 4% Senior Notes.

SBA – Capital lease

On April 30, 2007, SBA entered into a lease agreement with Comerica Bank in the principal amount of $1,505 for the lease of the Miami office and warehouse equipment. Interest is due monthly at 6.84% of the total equipment costs and all outstanding amounts are due April 30, 2012. As of June 30, 2010 and December 31, 2009, $696 and $847, respectively, remained outstanding under the lease agreement.

Note 7. Income Taxes

Income tax provision (benefit) consists of the following for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Income tax provision (benefit)
Current (benefit) expense
Federal and state	$(26)	$31	$37	$39
Foreign	1,268	295	1,589	969

Total current expense	1,242	326	1,626	1,008

Deferred (benefit) expense
Federal and state	(2)	(200)	(65)	(39)
Foreign	(92)	(235)	133	(208)

Total deferred (benefit) expense	(94)	(435)	68	(247)

Total income tax provision (benefit)	$1,148	$(109)	$1,694	$761

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Effective tax rate
(Loss) income before provision for income taxes:
U.S.	$(3,610)	$(2,851)	$(7,138)	$(2,537)
Foreign	3,159	5,640	7,120	6,209

(Loss) income before (benefit) provision for income taxes	$(451)	$2,789	$(18)	$3,672

Tax at statutory rate of 34%	$(153)	$948	$(6)	$1,248
State income taxes, net of federal income tax benefit	(283)	(31)	(378)	(13)

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Effect of tax rates on non-U.S. operations	(199)	(2,291)	(785)	(1,785)
Change in valuation allowance	1,783	1,265	2,863	1,311

Effective tax (benefit) provision	$1,148	$(109)	$1,694	$761

The increase in our tax provision was primarily driven by the additional valuation allowances recorded in the U.S. and related to the NOLs generated by our U.S. operations and additional tax provisions recorded in our Chile and Colombia operations for prior years’ tax adjustments.

The Company’s net deferred tax assets were attributable to the following for the periods presented:

	As of June 30, 2010	As of December 31, 2009
Deferred tax assets
Current assets:
Allowance for doubtful accounts	$971	$1,053
Inventories	604	633
Accrued expenses	333	738
Other	273	140

Total current assets	2,181	2,564

Non-current assets:
Tax goodwill	741	864
Net operating losses	18,375	15,520
Other	1,333	1,164
Valuation allowances	(9,295)	(6,432)

Total non-current assets	11,154	11,116

Total deferred tax assets	$13,335	$13,680

Deferred tax liabilities
Current liabilities:
Inventories	$(126)	$(231)

Total current liabilities	(126)	(231)

Non-current liabilities:
Fixed assets	(1,792)	(1,923)
Amortizable intangible assets	(551)	(614)
Inventories	(269)	(246)

Total non-current liabilities	(2,612)	(2,783)

Total deferred tax liabilities	(2,738)	(3,014)

Net deferred tax assets	$10,597	$10,666

As of June 30, 2010 and December 31, 2009, the balance of SBA’s tax goodwill was $1,969 and $2,297, respectively. SBA recorded tax goodwill of approximately $9,843 in July 1998, which is being amortized for tax purposes over 15 years. SBA established $262 of deferred tax assets for foreign withholding taxes paid in El Salvador during 2005.

As of June 30, 2010 and December 31, 2009, the Company’s U.S. federal and state of Florida net operating losses (“NOLs”) resulted in $15,843 and $13,271, respectively, of deferred tax assets, which will begin to expire in 2026. The Company analyzed the available

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

evidence related to the realization of the deferred tax assets, considered the current downturn in the recent global economic environment and determined it is now more likely than not that the Company will not recognize a portion of its deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies.

The Company establishes a valuation allowance against its NOLs when it does not believe that it will realize the full benefit of the NOLs. As of June 30, 2010 and December 31, 2009, the Company recorded a valuation allowance of $9,295 and $6,432, respectively, against the respective NOLs, of which $7,055 and $4,467, respectively, related to the U.S. and $2,240 and $1,965 and, related to our In-country Operations.

As of June 30, 2010, the Company did not recognize any subpart F income related to intercompany loans from its foreign affiliates. As of December 31, 2009, the Company recognized $3,248 in subpart F income, as the Company considers this a one-time event and therefore, did not provide additional tax provisions for future realization of subpart F income.

The Company’s NOLs, deferred tax asset resulting from the NOLs and the related valuation allowance consisted of the following for the periods presented:

	As of June 30, 2010				As of December 31, 2009
	Gross NOL	NOL Deferred Tax Asset	Valuation Allowance	NOL Expiration	Gross NOL	NOL Deferred Tax Asset	Valuation Allowance	NOL Expiration
U.S. federal and state	$41,553	$15,843	$7,055		$34,723	$13,271	$4,467
Foreign
Intcomex Argentina S.R.L.	4,591	1,607	1,607	2011	4,023	1,408	1,408	2011
Intcomex Colombia LTDA(1)	830	275	250	2013	830	275	250	2013
Intcomex Jamaica Ltd	803	267	—		720	251	—
Intcomex Mexico	1,277	383	383	2018	1,096	307	307	2018

Total foreign	7,501	2,532	2,240		6,669	2,241	1,965

Total	$49,054	$18,375	$9,295		$41,392	$15,512	$6,432

(1)	– The Company established a valuation allowance against the deferred tax assets pending further growth in Intcomex Colombia’s taxable income. Colombia allows for an eight year carryforward on NOLs, which expires in 2013.

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

The Company files tax returns in the state of Florida, the U.S. and in various foreign jurisdictions and is subject to periodic audits by state, domestic and foreign tax authorities. By statute, the Company’s U.S. tax returns are subject to examination by the Florida Department of Revenue and the IRS for fiscal years 2006 through 2008. The Company is subject to inspection by the tax authorities under the applicable law in the foreign jurisdictions throughout Latin America and the Caribbean in which the Company conducts business, for various statutes of limitation.

During the second quarter of 2010, the Dirección de Impuestos y Aduanas Nacionales (the “DIAN”) of Colombia performed an audit of the Company’s tax return related to its operations in Colombia. The DIAN found that the income tax provision related to the Company’s operations in Colombia included expenses not fully deductible for tax purposes. The Company recorded an income tax provision of $214 including interest and penalties related to the 2006 tax year.

The Company believes its accruals for tax liabilities are adequate for all open fiscal years based upon an assessment of factors, including but not limited to, historical experience and related tax law interpretations. The Company does not anticipate that the total amount of unrecognized tax benefits related to any particular tax position will change significantly within the next 12 months.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The Company classifies tax liabilities that are expected to be paid within the current year, if any, as current income tax liabilities and all other uncertain tax positions as non-current income tax liabilities. The Company recognizes interest and penalties related to income tax matters in income tax expense.

Note 8. Fair Value of Derivative Instruments

The Company accounts for derivative instruments and hedging activities in accordance with FASB ASC 815, Derivatives and Hedging. The Company is exposed to certain risks related to its ongoing business operations including fluctuations in foreign exchange rates and reduces its exposure to these fluctuations by using derivative financial instruments from time to time, particularly foreign currency forward contracts and foreign currency option collar contracts. The Company enters into these foreign currency contracts to manage its primary risks including foreign currency price risk associated with forecasted inventory purchases used in the Company’s normal business activities, in a currency other than the currency in which the products are sold. The Company has and expects to continue to utilize derivative financial instruments with respect to a portion of its foreign exchange risks to achieve a more predictable cash flow by reducing its exposure to foreign exchange fluctuations. The Company enters into foreign currency forward and option collar contracts with large multinational banks.

All derivative instruments are recorded in the Company’s consolidated balance sheet at fair value which represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices. The derivative instruments are not designated as hedging instruments and therefore, the changes in fair value are recognized currently in earnings during the period of change. The notional amount of forward exchange contracts is the amount of foreign currency bought or sold at maturity and is indicative of the extent of the Company’s involvement in the various types and uses of derivative instruments, but not a measure of the Company’s exposure to credit or market risks through its use of derivative instruments. As of June 30, 2010, the notional amount of derivative instruments outstanding in one of our In-country Operations was $38,500, of which $18,500 were foreign currency forward contracts and $20,000 were foreign currency collar contracts.

There were no derivative instruments outstanding as of December 31, 2009. A summary of the location and amounts of the fair value in the consolidated balance sheets and (gain)/loss in the statements of operations related to the Company’s derivative instruments during the periods presented consisted of the following:

	Balance Sheet Location	Fair Value (1) as of
		June 30, 2010	December 31, 2009
Derivatives instruments not designated or qualifying as hedging instruments under ASC 815(2):
Foreign currency contracts	Other assets	$513	$—

Total		$513	$—

(1)	– Fair value is classified and disclosed as Level 2 category where significant other observable inputs that can be corroborated by observable market data.
(2)	– Further information on the Company’s purpose for entering into derivative instruments not designated as hedging instruments and the overall risk management strategies are discussed in Part I—Financial Information, 1A. “Risk Factors” in the Company’s Annual Report.

		(Gain)/Loss for the
	Statement of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009
Derivative instruments not designated or qualifying as hedging instruments under ASC 815:
Foreign currency contracts	Other (income) expense	$(768)	$1,166	$(768)	$1,031

Total		$(768)	$1,166	$(768)	$1,031

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

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

Compensation expense related to the Company’s share-based compensation arrangements consists of the following for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Share-based compensation arrangements charged against income:
Stock options(1)	$11	$44	$56	$98
Restricted shares of Class B common stock, non-voting(2)	19	11	38	23

Total	$30	$55	$94	$121

(1)	– Stock options were issued pursuant to the 2007 Founders’ Grant Stock Option Plan (the “2007 Founders’ Option Plan”).
(2)	– Restricted shares of Class B common stock, non-voting, were issued pursuant to the 2008, 2009 and 2010 Restricted Stock Issuances.

Outstanding compensation costs related to the Company’s unvested share-based compensation arrangements consists of the following for the periods presented:

	As of
	June 30, 2010	December 31, 2009
Outstanding compensation costs for unvested share-based compensation arrangements:
Stock options(1)	$—	$56
Restricted shares of Class B common stock, non-voting(2)	208	147

Total	$208	$203

(1)	– Stock options were issued pursuant to the 2007 Founders’ Option Plan.
(2)	– Restricted shares of Class B common stock, non-voting, were issued pursuant to the 2008, 2009 and 2010 Restricted Stock Issuances.

As of June 30, 2010 and December 31, 2009, the outstanding compensation costs for unvested share-based compensation arrangements will be recognized over a weighted-average period of 2.3 years and 2.0 years, respectively.

Stock Options

In February 2007, options to acquire an aggregate of 1,540 shares of Class B common stock, non-voting were granted under the 2007 Founders’ Option Plan to certain management employees and independent, non-employee directors. The options were granted at an exercise price of $1,077 per share, which was equal to the fair value of our common stock on the date of grant. The weighted-average grant date fair value of the options granted during the year ended December 31, 2007 was $566 per share. The shares vest ratably over a three year vesting period of one-third per year on the annual anniversary date and expire 10 years from the date of grant. There were no stock options granted during the three and six months ended June 30, 2010 and 2009. As of June 30, 2010, all of the outstanding options were vested. As of December 31, 2009, the number of options vested was 853.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

A summary of the stock option activity under the 2007 Founders’ Option Plan and changes during the periods presented, consisted of the following:

	Shares	Weighted-Average Exercise Price per Share (in dollars)	Weighted-Average Remaining Contractual Term (in years)
Outstanding at January 1, 2008	1,540	$1,077	9.2
Granted	—	—
Exercised	—	—
Forfeited or expired	(50)	—

Outstanding at December 31, 2008	1,490	$1,077	8.2

Granted	—	—
Exercised	—	—
Forfeited or expired	(210)	$1,077

Outstanding at December 31, 2009	1,280	$1,077	7.2

Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2010	1,280	$1,077	6.6

Vested and expected to vest at June 30, 2010	1,280	$1,077	6.6

Exercisable at June 30, 2010	1,280	$1,077	6.6

The options were antidilutive as of June 30, 2010 and December 31, 2009, as the fair value of the options was below the exercise price of the options. The fair value of the options was determined using the Black-Scholes option pricing model as of April 23, 2007, the measurement date or the date the Company received unanimous approval from shareholders for the 2007 Founders’ Option Plan. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options. This model requires the input of subjective assumptions, including expected price volatility and term. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options. Projected data related to the expected volatility and expected life of stock options is typically based upon historical and other information. The fair value of the options granted in 2007 was estimated at the date of grant using the following assumptions:

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Restricted Shares of Common Stock

In February 2008, our Board of Directors authorized, and in June 2008, our shareholders approved the issuance of 73 restricted shares of Class B common stock, non-voting, with a three year cliff vesting period to our director Mr. Henriques, as the initial equity consideration for his election to the Board of Directors and 41 restricted shares of Class B common stock, non-voting, with a three year cliff vesting period to each of our director Mr. Madden and our former director Ms. Miltner, as annual equity consideration for their board membership, (collectively the “2008 Restricted Stock Issuances”). In January 2009, Ms. Miltner surrendered her right to the restricted shares of Class B common stock, non-voting in accordance with the terms of her resignation agreement with the Company.

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

In June 2010, our Board of Directors authorized and our shareholders approved the issuance of 64 restricted shares of Class B common stock, non-voting, with a three year cliff vesting period to each of our directors Messrs. Henriques and Madden, as annual equity consideration for their board membership (collectively the “2010 Restricted Stock Issuance”). The Company did not grant any restricted shares of common stock during the three and six months ended June 30, 2009.

A summary of the unvested restricted shares of Class B common stock, non-voting award activity and changes during the periods presented consisted of the following:

	Restricted Common Stock, Non-voting (in shares)	Weighted-Average Grant-Date Fair Value per Share (in dollars)
Unvested Balance at January 1, 2009	155	$1,225	(1)
Granted	192	$521	(2)
Vested	—	—
Forfeited	(41)	$1,225

Unvested Balance at December 31, 2009	306	$1,040	(3)

Granted	128	$790	(4)
Vested	—	—
Forfeited	—	—

Unvested Balance at June 30, 2010	434	$983	(3)

(1)	The fair value was estimated by the Company on the date the Company received unanimous shareholder approval of the grant.
(2)	The fair value was determined as of the date the Company received unanimous shareholder approval of the grant.
(3)	The fair value was determined using the weighted-average fair value per share to reflect the portion of the period during which shares were outstanding.
(4)	The fair value was determined as of the date the Company granted the shares.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

Note 11. Additional Paid in Capital

As of June 30, 2010 and December 31, 2009, additional paid in capital was $41,482 and $41,388, respectively.

Total compensation expense for share-based compensation arrangements charged against income was $30 and $55 for the three months ended June 30, 2010 and 2009, respectively, and $94 and $121, respectively for the six months ended June 30, 2010 and 2009, respectively. For a detailed discussion of the share-based compensation, see “Note 9. Share-Based Compensation” in these Notes to Unaudited Condensed Consolidated Financial Statements.

Note 12. Segment Information

FASB ASC 280, Segment Reporting provides guidance on the disclosures about segments and information related to reporting units. The Company operates in a single industry segment, that being a distributor of IT products. The Company’s operating segments are based on geographic location. Geographic areas in which the Company operates include sales generated from and invoiced by the Miami Operations and the Latin American and Caribbean subsidiary operations. The subsidiary operations conduct business with sales and distribution centers in the following countries: Argentina, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Jamaica, Mexico, Panama, Peru, and Uruguay and a sales office in Brazil, collectively, our In-country Operations. The In-country Operations have been aggregated as one segment due to similar products and economic characteristics. The Company sells and distributes one type of product line, IT products and does not provide any separately billable services. It is impracticable for the Company to report the revenues from external customers for the group of similar products within the product line because the general ledger used to prepare the Company’s financial statements does not track sales by product.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Inter-segment revenue primarily represents intercompany revenue between the Miami Operations and the In-country Operations at established prices. Intercompany revenue between the related companies is eliminated in consolidation. The measure for the Company’s segment profit is operating income. Financial information by geographic operating segment is as follows for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Statement of Operations Data:
Revenue
Miami Operations
Revenue from unaffiliated customers(1)	$54,639	$57,170	$114,055	$112,179
Intersegment	68,510	57,905	146,658	111,496

Total Miami Operations	123,149	115,075	260,713	223,675
In-country Operations
In-country Operations, excluding Intcomex Chile	131,211	118,940	257,945	231,490
Intcomex Chile	64,768	49,458	122,263	86,281

In-country Operations	195,979	168,398	380,208	317,771
Eliminations of inter-segment	(68,510)	(57,905)	(146,658)	(111,496)

Total revenue	$250,618	$225,568	$494,263	$429,950

Operating income
Miami Operations	$1,323	$116	$2,459	$261
In-country Operations	4,310	3,040	8,965	5,392

Total operating income	$5,633	$3,156	$11,424	$5,653

	As of June 30, 2010	As of December 31, 2009
Balance Sheet Data:
Assets
Miami Operations	$137,479	$126,440
In-country Operations
In-country Operations, excluding Intcomex Chile	102,291	98,342
Intcomex Chile	88,391	83,319

In-country Operations	190,682	181,661

Total assets	$328,161	$308,101

Property & equipment, net
Miami Operations	$7,382	$7,538
In-country Operations	8,716	8,757

Total property & equipment, net	$16,098	$16,295

Goodwill
Miami Operations	$—	$—
In-country Operations	13,751	13,704

Total goodwill	$13,751	$13,704

(1)	For purposes of geographic disclosure, revenue is attributable to the country in which the Company’s individual business resides.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 13. Guarantor Condensed Consolidating Financial Statements

At June 30, 2010 and December 31, 2009, the carrying value of the $120,000 principal amount of the 13 1/4% Senior Notes was $114,014 and $113,346, respectively. The 13 1/4% Senior Notes are unconditionally guaranteed on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries (collectively, the “Subsidiary Guarantors”), but not the Company’s foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”). The 11 3/4% Senior Notes were unconditionally guaranteed by each of the Subsidiary Guarantors, with the exception of the Non-Guarantor Subsidiaries. Each of the note guarantees covers the full amount of the 13 1 /4% Senior Notes and each of the Subsidiary Guarantors is 100% owned by the Company. Pursuant to Rule 3-10(f) of Regulation S-X under the rules promulgated under the Securities Act of 1933, the Parent company has prepared condensed consolidating financial information for the Parent company, the subsidiaries that are Guarantors of the Company’s obligations under the 13 1/4% Senior Notes on a combined basis and the Non-Guarantor Subsidiaries on a combined basis.

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2010

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Current assets
Cash and equivalents	$1	$192	$23,241	$—	$23,434
Trade accounts receivable, net	—	72,856	72,308	(47,086)	98,078
Inventories	—	29,560	90,968	—	120,528
Other	41,566	3,233	70,826	(79,214)	36,411

Total current assets	41,567	105,841	257,343	(126,300)	278,451

Long-term assets
Property and equipment, net	4,213	3,169	8,716	—	16,098
Investments in subsidiaries	131,380	208,602	—	(339,982)	—
Goodwill	—	7,418	6,333	—	13,751
Other	15,215	52,116	3,715	(51,185)	19,861

Total assets	$192,375	$377,146	$276,107	$(517,467)	$328,161

Liabilities and shareholders’ equity
Current liabilities	$2,675	$162,293	$128,759	$(126,258)	$167,469
Long-term debt, net of current maturities	114,014	433	395	—	114,842
Other long-term liabilities	34,190	18,359	3,096	(51,291)	4,354

Total liabilities	150,879	181,085	132,250	(177,549)	286,665

Total shareholders’ equity	41,496	196,061	143,857	(339,918)	41,496

Total liabilities and shareholders’ equity	$192,375	$377,146	$276,107	$(517,467)	$328,161

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2009

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Current assets
Cash and equivalents	$2,637	$41	$24,556	$—	$27,234
Trade accounts receivable, net	—	61,830	77,547	(39,139)	100,238
Inventories	—	26,743	68,442	—	95,185
Other	41,089	3,832	69,367	(79,795)	34,493

Total current assets	43,726	92,446	239,912	(118,934)	257,150
Long-term assets
Property and equipment, net	3,994	3,543	8,758	—	16,295
Investments in subsidiaries	121,648	197,991	371	(320,010)	—
Goodwill	—	7,418	6,286	—	13,704
Other	15,010	42,990	4,906	(41,954)	20,952

Total assets	$184,378	$344,388	$260,233	$(480,898)	$308,101

Liabilities and shareholders’ equity
Current liabilities	$2,974	$142,477	$119,644	$(118,638)	$146,457
Long-term debt, net of current maturities	113,346	628	451	—	114,425
Other long-term liabilities	25,324	18,895	2,486	(42,220)	4,485

Total liabilities	141,644	162,000	122,581	(160,858)	265,367

Total shareholders’ equity	42,734	182,388	137,652	(320,040)	42,734

Total liabilities and shareholders’ equity	$184,378	$344,388	$260,233	$(480,898)	$308,101

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2010

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$123,149	$195,979	$(68,510)	$250,618
Cost of revenue	—	115,820	179,092	(68,473)	226,439

Gross profit	—	7,329	16,887	(37)	24,179
Operating expenses	1,836	4,132	12,578	—	18,546

Operating (loss) income	(1,836)	3,197	4,309	(37)	5,633
Other expense, net Interest expense, net	4,984	534	(388)	—	5,130
Other, net	(3,893)	(3,405)	1,819	6,433	954

Total other expense (income)	1,091	(2,871)	1,431	6,433	6,084
(Loss) income before provision for income taxes	(2,927)	6,068	2,878	(6,470)	(451)
(Benefit) provision for income taxes	(1,328)	1,110	1,366	—	1,148

Net (loss) income	$(1,599)	$4,958	$1,512	$(6,470)	$(1,599)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2009

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$115,076	$168,397	$(57,905)	$225,568
Cost of revenue	—	108,607	153,710	(57,943)	204,374

Gross profit	—	6,469	14,687	38	21,194
Operating expenses	1,955	4,436	11,647	—	18,038

Operating (loss) income	(1,955)	2,033	3,040	38	3,156
Other expense, net Interest expense, net	3,660	462	(405)	—	3,717
Other, net	(7,485)	(7,651)	(3,175)	14,961	(3,350)

Total other (income) expense	(3,825)	(7,189)	(3,580)	14,961	367
Income (loss) before provision for income taxes	1,870	9,222	6, 620	(14,923)	2,789
(Benefit) provision for income taxes	(1,028)	627	292	—	(109)

Net income (loss)	$2,898	$8,595	$6,328	$(14,923)	$2,898

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2010

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$260,713	$380,208	$(146,658)	$494,263
Cost of revenue	—	245,126	347,406	(146,208)	446,324

Gross profit	—	15,587	32,802	(450)	47,939
Operating expenses	4,071	8,606	23,838	—	36,515

Operating (loss) income	(4,071)	6,981	8,964	(450)	11,424
Other expense, net Interest expense, net	9,916	868	(857)	—	9,927
Other, net	(9,355)	(9,761)	2,273	18,358	1,515

Total other expense (income)	561	(8,893)	1,416	18,358	11,442
(Loss) income before provision for income taxes	(4,632)	15,874	7,548	(18,808)	(18)
(Benefit) provision for income taxes	(2,920)	2,511	2,103	—	1,694

Net (loss) income	$(1,712)	$13,363	$5,445	$(18,808)	$(1,712)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2009

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$223,675	$317,771	$(111,496)	$429,950
Cost of revenue	—	210,589	289,105	(111,534)	388,160

Gross profit	—	13,086	28,666	38	41,790
Operating expenses	4,207	8,656	23,274	—	36,137

Operating (loss) income	(4,207)	4,430	5,392	38	5,653
Other expense, net Interest expense, net	7,266	934	(796)	—	7,404
Other, net	(12,579)	(9,243)	(1,568)	17,967	(5,423)

Total other (income) expense	(5,313)	(8,309)	(2,364)	17,967	1,981
Income (loss) before provision for income taxes	1,106	12,739	7,756	(17,929)	3,672
(Benefit) provision for income taxes	(1,805)	1,417	1,149	—	761

Net income (loss)	$2,911	$11,322	$6,607	$(17,929)	$2,911

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2010

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Cash flows from operating activities	$(10,659)	$(10,095)	$(417)	$—	$(21,171)

Cash flows from investing activities
Purchases of property and equipment, net	(890)	(71)	(818)	—	(1,779)
Other	8,913	(8,909)	75	—	79

Cash flows from investing activities	8,023	(8,980)	(743)	—	(1,700)

Cash flows from financing activities
Payments under lines of credit, net	—	19,419	(368)		19,051
Borrowings under long-term debt	—	—	50	—	50
Payments of long-term debt	—	(193)	(103)	—	(296)

Cash flows from financing activities	—	19,226	(421)	—	18,805

Effects of exchange rate changes on cash	—	—	266	—	266

Net (decrease) increase in cash and cash equivalents	(2,636)	151	(1,315)	—	(3,800)
Cash and cash equivalents, beginning of period	2,637	41	24,556	—	27,234

Cash and cash equivalents, end of period	$1	$192	$23,241	$—	$23,434

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Six Months Ended June 30, 2009
	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Cash flows from operating activities	$(7,524)	$12,254	$4,173	$—	$8,903

Cash flows from investing activities
Purchases of property and equipment, net	(693)	(202)	(611)	—	(1,506)
Other	11,632	(11,949)	187	—	(130)

Cash flows from investing activities	10,939	(12,151)	(424)	—	(1,636)

Cash flows from financing activities
Payments under lines of credit, net	—	177	(1,919)		(1,742)
Borrowings under long-term debt	—	—	79	—	79
Payments of long-term debt	(2,586)	(190)	(154)	—	(2,930)

Cash flows from financing activities	(2,586)	(13)	(1,994)	—	(4,593)

Effects of exchange rate changes on cash	—	—	411	—	411

Net increase (decrease) in cash and cash equivalents	829	90	2,166	—	3,085
Cash and cash equivalents, beginning of period	—	26	22,318	—	22,344

Cash and cash equivalents, end of period	$829	$116	$24,484	$—	$25,429

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statement because of certain factors discussed below or elsewhere in this Quarterly Report or included in our Annual Report. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and notes thereto, which are included in our Annual Report, and our unaudited condensed consolidated financial statements for the fiscal quarter and year to date period ended June 30, 2010, which are included in this Quarterly Report.

Overview

We believe we are the largest pure play value-added distributor of IT products focused solely on serving Latin America and the Caribbean. We distribute computer components, peripherals, software, computer systems, accessories, networking products and digital consumer electronics to more than 50,000 customers in 40 countries. We offer single source purchasing to our customers by providing an in-stock selection of more than 6,100 products from over 148 vendors, including the world’s leading IT product manufacturers. From our headquarters and main distribution center in Miami, we support a network of 22 sales and distribution operations in 12 Latin American and Caribbean countries and a sales office in Brazil.

Our results for the three and six months ended June 30, 2010 reflect an increase in revenue across most of our product lines and our customer markets, as compared to the corresponding period in 2009. Revenue increased $25.1 million, or 11.1%, to $250.6 million for the three months ended June 30, 2010, as compared to $225.6 million for the three months ended June 30, 2009. Revenue increased $64.3 million, or 15.0%, to $494.3 million for the six months ended June 30, 2010, as compared to $430.0 million for the six months ended June 30, 2009. The improvement in the global economy, which experienced a downturn in late 2008 and early 2009, was the main driver for the increase in our revenues. Gross profit increased $3.0 million, or 14.1% to $24.2 million for the three months ended June 30, 2010, as compared to $21.2 million for the three months ended June 30, 2009. Gross profit increased $6.1 million, or 14.7% to $47.9 million for the six months ended June 30, 2010, as compared to $41.8 million for the six months ended June 30, 2009. The improvement in gross profit was the result of the higher sales volume and the increase in the average sales price of several of our products.

Total operating expenses increased $0.5 million, or 2.8%, to $18.5 million for the three months ended June 30, 2010, as compared to $18.0 million for the three months ended June 30, 2009. Total operating expenses increased $0.4 million, or 1.0% for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. Other expense (income) increased $5.7 million, to $6.1 million during the three months ended June 30, 2010, as compared to $0.4 million for the three months ended June 30, 2009. Other expense (income) increased $9.5 million, to $11.4 million during the six months ended June 30, 2010, as compared to $2.0 million for the six months ended June 30, 2009. The increase in other expense (income) was due primarily to the higher interest expense related to our $120.0 million 13 1/4% Second Priority Senior Secured Notes due December 15, 2014 (the “13 1/4% Senior Notes”) that were issued concurrent with the redemption and cancellation of the 11 3/4% Second Priority Senior Secured Notes due January 15, 2011 (the “11 3/4% Senior Notes”). The increase was also a result of the absence of the $0.6 million and $4.4 million gain, respectively, on the repurchase of $1.0 million and $7.1 million, respectively, of our 11 3/4% Senior Notes at substantial discounts to their face amounts during the three and six months ended June 30, 2009. Additionally, the weakening effects of the foreign currencies during the three and six months ended June 30, 2010 also contributed to the increase in other expense (income).

Net loss was $1.6 million for the three months ended June 30, 2010, as compared to net income of $2.9 million for the three months ended June 30, 2009. Net loss was $1.7 million for the six months ended June 30, 2010, as compared to net income of $2.9 million for the six months ended June 30, 2009. The primary drivers for the decline in net income were the absence of the gain on the repurchases of our 11 3/ 4% Senior Notes in 2009 and the additional U.S. tax valuation allowances recorded in 2010.

Factors Affecting Our Results of Operations

The following events and developments have in the past, or are expected in the future to have a significant impact on our financial condition and results of operations:

•

Impact of price competition, vendor terms and conditions, and the recent downturn in the global economy. Historically, our gross profit margins have been impacted by price competition, changes to vendor terms and conditions, including but not limited to, reductions in product rebates and incentives, our ability to return inventory to manufacturers, and time periods during which vendors provide price protection. We expect these competitive pricing pressures and modifications to vendor terms and conditions to continue into the foreseeable future. The recent downturn in the global economy has also increasingly become a factor impacting our gross profit margins. We experienced a softening in demand for IT products in Latin America and the Caribbean as a result of the global economic downturn in late 2008 and throughout 2009.

•

Shift in revenue to In-country Operations. One of our growth strategies is to expand the geographic presence of our In-country Operations into areas in which we believe we can achieve higher gross margins than our Miami Operations. Miami gross margins are generally lower than gross margins from our In-country Operations because the Miami export market is more competitive due to the high concentration of other Miami-based IT distributors who compete for the export business of resellers and retailers located in Latin America or the Caribbean. In addition, these resellers and retailers generally have larger average order quantities than customers of our In-country Operations segment, and as a result, benefit from lower average prices. Revenue from our In-country Operations grew by an average of 18.0% annually between 2001 and 2009, as compared to growth in revenue from our Miami Operations of an average of 6.5% annually over the same period. Revenue from our In-country Operations accounted for 78.2% and 74.7% of consolidated revenue for the three months ended June 30, 2010 and 2009, respectively. Revenue from our In-country Operations accounted for 76.9% and 73.9% of consolidated revenue for the six months ended June 30, 2010 and 2009, respectively.

•

Exposure to fluctuations in foreign currency. A significant portion of the revenues from our In-country Operations is invoiced in currencies other than the U.S. dollar and a significant amount of the operating expenses from our In-country Operations are denominated in currencies other than the U.S. dollar. In markets where we invoice in local currency, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, the appreciation of the U.S. dollar could have a marginal impact on our results of operations due to lower demand caused by the appreciation of the U.S. dollar. In markets where our books and records are maintained in currencies other than the U.S. dollar, the appreciation of the local currency will increase our operating expenses and decrease our operating margins in U.S. dollar terms. Our consolidated statements of operations include a foreign exchange loss of $0.7 million and a gain of $2.8 million, respectively, for the three months ended June 30, 2010 and 2009, and a foreign exchange loss of $1.2 million and a gain of $1.1 million, respectively, for the six months ended June 30, 2010 and 2009. We periodically engage in foreign currency contracts when available and when doing so is not cost prohibitive. In periods when we do not, foreign currency fluctuations may adversely affect our results of operations, including our gross margins and operating margins.

•

Trade credit. All of our key vendors and many of our other vendors provide us with trade credit. Historically, trade credit has been an important source of liquidity to finance our growth. Although our overall available trade credit has increased significantly over time, from time to time, the trade credit available from certain vendors has not kept pace with the growth of our business with them. Given the recent economic downturn, many of our vendors reduced the level of available trade credit extended to us as a result of our vendors’ view of our liquidity at the time.

When we purchase goods from these vendors, we need to increase our use of available cash or borrowings under our credit facility (in each case to the extent available) to pay the purchase price of the products, which adversely affects our liquidity and can adversely affect our results of operations and opportunities for growth. We purchase credit insurance to support trade credit lines extended to our customers which has been restricted recently due to the recent global economic downturn and the disruptions in the credit markets. Given the recent economic downturn, credit insurers have tightened the requirements for extending credit insurance coverage thereby limiting our capacity to extend trade credit to our customers and the growth of our business throughout the region.

•

Increased levels of indebtedness. During December 2009, we completed a cash tender offer for $96.9 million aggregate principal amount of 11 3/4% Senior Notes outstanding. We financed the tender offer with the net cash proceeds of $120.0 million aggregate principal amount of the 13 1/4% Senior Notes that were sold in a private placement transaction which closed on December 22, 2009. We used the proceeds from the sale of the 13 1/4 % Senior Notes to repay our borrowings under, and renew our existing senior secured credit facility, repurchase, redeem or otherwise discharge our 11 3/4% Senior Notes and the balance for general corporate purposes. For the three months ended June 30, 2010 and 2009, interest expense was $5.2 million and $3.9 million, respectively, and for the six months ended June 30, 2010 and 2009, interest expense was $10.1 million and $7.7 million, respectively.

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

In connection with our goodwill impairment testing and analysis conducted in 2009, we noted that the fair value of Intcomex Mexico’s goodwill exceeded the carrying amount by 3.4%. The fair value of Intcomex Mexico was determined using management’s estimate of fair value based upon the financial projections for the business given the recent economic contraction in Mexico’s gross domestic product, or GDP. As of June 30, 2010 and December 31, 2009, the balance of Intcomex Mexico’s goodwill was $3.0 million and $2.9 million, respectively, which represented 9.7% and 9.5%, respectively, of the carrying amount of Intcomex Mexico and less than 1.0% of our total assets. An extended period of economic contraction could result in a further impairment to the carrying amount of the goodwill of Intcomex Mexico. We did not record an impairment charge for goodwill and identifiable intangible assets for the three and six months ended June 30, 2010 and 2009.

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

As of June 30, 2010 and December 31, 2009, our U.S. and state of Florida NOLs resulted in $15.8 million and $13.3 million, respectively, of deferred tax assets, which will begin to expire in 2026. As of June 30, 2010 and December 31, 2009, Intcomex

Argentina, S.R.L. (“Intcomex Argentina”) had $4.6 million and $4.0 million, respectively, in NOLs resulting in $1.6 million and $1.4 million, respectively, of deferred tax assets, which will begin to expire in 2011. As of June 30, 2010 and December 31, 2009, Intcomex Holdings SPC-1, LLC (“Intcomex Mexico”) had $1.3 million and $1.1 million, respectively, in NOLs resulting in $0.4 million and $0.3 million, respectively, of deferred tax assets, which will expire in 2018. As of June 30, 2010 and December 31, 2009, Intcomex Colombia LTDA (“Intcomex Colombia”) had $0.8 million in NOLs resulting in $0.3 million of deferred tax assets related to a NOL carryforward.

We periodically analyze the available evidence related to the realization of the deferred tax assets, including the current economic environment and determine if it is more likely than not that we will not recognize a portion of our deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies. As of June 30, 2010 and December 31, 2009, we recorded a valuation allowance of $7.1 million and $4.5 million, respectively, related to our U.S. and state of Florida NOLs and $2.2 million and $2.0 million, respectively, related to our foreign NOLs, as management does not believe that it will realize the full benefit of these NOLs. Our future results of operations may be impacted by a prolonged weakness in the economic environment, which may result in further valuation allowances on our deferred tax assets and adversely affect our results of operations or financial condition.

Results of Operations

We report our business in two operating segments based upon the geographic location of where we originate the sale: Miami and In-country. Our Miami segment, or Miami Operations, includes revenue from our Miami, Florida headquarters, including sales from Miami to our in-country sales and distribution centers and sales directly to resellers, retailers and distributors that are located in countries in which we have in-country sales and distribution operations or in which we do not have any in-country operations. Our in-country segment, or In-country Operations, includes revenue from our in-country sales and distribution centers, which have been aggregated because of their similar economic characteristics. Most of our vendor rebates, incentives and allowances are reflected in the results of our Miami segment. When we consolidate our results, we eliminate revenue and cost of revenue attributable to inter-segment sales, and the financial results of our Miami segment discussed below reflect these eliminations.

Comparison of the quarter ended June 30, 2010 versus the quarter ended June 30, 2009

The following table sets forth selected financial data and percentages of revenue for the periods presented:

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
	Dollars (in thousands)	Percentage of Revenue	Dollars (in thousands)	Percentage of Revenue
Revenue	$250,618	100.0%	$225,568	100.0%
Cost of revenue	226,439	90.4%	204,374	90.6%

Gross profit	24,179	9.6%	21,194	9.4%
Selling, general and administrative	17,519	7.0%	16,967	7.5%
Depreciation and amortization	1,027	0.4%	1,071	0.5%

Total operating expenses	18,546	7.4%	18,038	8.0%

Operating income	5,633	2.2%	3,156	1.4%
Other expense, net	6,084	2.4%	367	0.2%

(Loss) income before provision for income taxes	(451)	(0.2)%	2,789	1.2%
Provision for income taxes	1,148	0.5%	(109)	0.0%

Net (loss) income	$(1,599)	(0.6)%	$2,898	1.3%

Revenue. Revenue increased $25.1 million, or 11.1%, to $250.6 million for the three months ended June 30, 2010, from $225.6 million for the three months ended June 30, 2009. Our revenue growth was driven by the increased demand for our products throughout Latin America and the Caribbean, as a result of the improved economic conditions. Revenue growth was driven primarily by the increase in sales of notebook computers of $13.6 million, memory products of $5.9 million, basic “white-box” systems of $4.4 million and printers of $2.0 million in our Miami Operations and our In-country Operations, particularly in Chile, Colombia, Costa Rica, Peru and Uruguay. We experienced a 15.5% increase in unit shipments across our core product lines and a 0.2% increase in average sales prices across the same core products for the three months ended June 30, 2010, as compared to the same period in 2009, due to the improved demand for our products. Revenue derived from our In-country Operations increased $27.6 million, or 16.4%, to

$196.0 million for the three months ended June 30, 2010, from $168.4 million for the three months ended June 30, 2009. Revenue derived from our In-country Operations accounted for 78.2% of our total revenue for the three months ended June 30, 2010, as compared to 74.7% of our total revenue for the three months ended June 30, 2009. The growth in revenue from our In-country Operations was mainly due to the overall increase in sales in Chile, Colombia, Costa Rica, Peru and Uruguay, partially offset by a decline in sales in Mexico. This growth was driven by the increased sales volume and price of memory products and the increased sales volume of notebook computers, printers, basic “white-box” systems and software products. Revenue derived from our Miami Operations decreased $2.5 million, or 4.4%, to $54.6 million for the three months ended June 30, 2010 (net of $68.5 million of revenue derived from sales to our In-country Operations) from $57.2 million for the three months ended June 30, 2009 (net of $57.9 million of revenue derived from sales to our In-country Operations). The decline in revenue derived from our Miami Operations reflected the decreased sales volume and price of software products and central processing units (“CPUs”) and the decrease in sales volume of motherboards and monitors. Slightly offsetting the decline was an increase in sales volume and price of memory products and hard disk drives and the increased sales volume of printers and notebook computers.

Gross profit. Gross profit increased $3.0 million, or 14.1%, to $24.2 million for the three months ended June 30, 2010, from $21.2 million for the three months ended June 30, 2009. The increase was primarily driven by higher sales volume in our In-country Operations. Gross profit from our In-country Operations increased $2.0 million, or 13.5%, to $16.9 million for the three months ended June 30, 2010, from $14.8 million for the three months ended June 30, 2009. The improvement in gross profit from our In-country Operations was driven by the increased sales volume and price of memory products, hard disk drives and monitors and the increased sales volume of notebook computers, particularly in Chile, Colombia, Costa Rica, Peru and Uruguay. Gross profit from our In-country Operations accounted for 69.7% of our consolidated gross profit for the three months ended June 30, 2010, as compared to 70.0% of our consolidated gross profit for the three months ended June 30, 2009. Gross profit from our Miami Operations increased $1.0 million, or 15.5%, to $7.3 million for the three months ended June 30, 2010, as compared to $6.4 million for the three months ended June 30, 2009. The improvement in gross profit from our Miami Operations was driven by the increased sales volume and price of memory products and hard disk drives, increased sales volume of notebook computers and printers, partially offset by the decrease in sales volume and price of software products and CPUs and the decrease in sales volume of motherboards and monitors. As a percentage of revenue, gross margin increased to 9.6% for the three months ended June 30, 2010, as compared to 9.4% for the three months ended June 30, 2009, due to the higher sales volume and price of memory products and hard disk drives, slightly offset by the effects of fluctuations in foreign currencies in our In-country Operations, primarily in Chile.

Operating expenses. Total operating expenses increased $0.5 million, or 2.8%, to $18.5 million for the three months ended June 30, 2010, from $18.0 million for the three months ended June 30, 2009. As a percentage of revenue, operating expenses decreased to 7.4% of revenue for the three months ended June 30, 2010, as compared to 8.0% of revenue for the three months ended June 30, 2009. The increase in operating expenses resulted from the increase in our salaries and payroll-related expenses and professional fees of $0.9 million due to the effects of strengthening currencies, primarily in Chile, Colombia and Uruguay. The increase in operating expenses was partially offset by lower marketing and advertising expenses of $0.3 million and lower levels of bad debt expense of $0.1 million for the three months ended June 30, 2010. As a percentage of total operating expenses, salaries and payroll-related expenses increased to 56.1% of total operating expenses for the three months ended June 30, 2010, as compared to 53.5% for the three months ended June 30, 2009, due primarily to the strengthening currencies. Operating expenses from our In-country Operations increased $0.7 million, or 6.4%, to $12.5 million for the three months ended June 30, 2010, as compared to $11.8 million for the three months ended June 30, 2009, due to the higher salaries and payroll-related expenses, office, warehouse, building and occupancy expenses in Chile. Excluding the effects of the strengthening currencies, operating expenses from our In-country Operations would have decreased for the three months ended June 30, 2010, as compared to the same period in 2009, due to the decrease in office, warehouse, building and occupancy expenses, marketing and advertising expenses and bad debt expense, particularly in Chile, Colombia, Peru and Uruguay. Operating expenses from our Miami Operations decreased $0.2 million, or 3.9%, to $6.0 million for the three months ended June 30, 2010, as compared to $6.2 million for the three months ended June 30, 2009, due to the lower level of salaries and payroll-related expenses, office, warehouse and building and occupancy expenses.

Operating income. Operating income increased $2.5 million, or 78.5%, to $5.6 million for the three months ended June 30, 2010, from $3.2 million for the three months ended June 30, 2009, driven primarily by the higher sales volume. Operating income from our In-country Operations increased $1.2 million, or 41.1%, to $4.3 million for the three months ended June 30, 2010, from $3.1 million for the three months ended June 30, 2009, primarily from the higher sales volume and lower levels of bad debt expense. Operating income from our Miami Operations increased $1.2 million to $1.3 million for the three months ended June 30, 2010, from $0.1 million for the three months ended June 30, 2009, driven mainly by the higher sales volume and lower salaries and payroll-related expenses, office, warehouse, building and occupancy expenses.

Other expense, net. Other expense, net increased $5.7 million to $6.1 million for the three months ended June 30, 2010, from $0.4 million for the three months ended June 30, 2009. The increase in other expense, net was primarily attributable to the higher interest expense related to the 13 1/4% Senior Notes that were issued concurrent with the redemption and cancellation of the 11 3/4% Senior Notes. The increase in other expense, net also resulted from the foreign exchange losses realized during the quarter. The foreign exchange loss (gain) decreased $3.5 million to a foreign exchange loss of $0.7 million for the three months ended June 30, 2010, from a foreign exchange gain of $2.8 million for the three months ended June 30, 2009. The increase in other expense, net was also due to the absence of the $0.6 million gain on the repurchase of $1.0 million of our 11 3/4% Senior Notes at substantial discounts to their face amount during the three months ended June 30, 2009.

Provision for income taxes. Provision for income taxes increased $1.3 million to a provision of $1.1 million for the three months ended June 30, 2010, from a benefit of $0.1 million for the three months ended June 30, 2009. The increase was due to higher taxable earnings and the additional $2.0 million valuation allowance recorded in the U.S. against its NOLs.

Net (loss) income. Net (loss) income decreased to net loss of $1.6 million for the three months ended June 30, 2010, as compared to net income of $2.9 million for the three months ended June 30, 2009. The decrease resulted primarily from the higher interest expense related to the 13 1/4% Senior Notes and the absence of the $0.6 million gain recognized on the repurchase of $1.0 million of our 11 3/4% Senior Notes at substantial discounts to their face amount.

Comparison of the six months ended June 30, 2010 versus the six months ended June 30, 2009

The following table sets forth selected financial data and percentages of revenue for the periods presented (in thousands):

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Revenue	$494,263	100.0%	$429,950	100.0%
Cost of revenue	446,324	90.3%	388,160	90.3%

Gross profit	47,939	9.7%	41,790	9.7%
Selling, general and administrative	34,414	7.0%	34,022	7.9%
Depreciation and amortization	2,101	0.4%	2,115	0.5%

Total operating expenses	36,515	7.4%	36,137	8.4%

Operating income	11,424	2.3%	5,653	1.3%
Other expense	11,442	2.3%	1,981	0.5%

(Loss) income before provision for income taxes	(18)	(0.0)%	3,672	0.9%
Provision for income taxes	1,694	0.3%	761	0.2%

Net (loss) income	$(1,712)	(0.3)%	$2,911	0.7%

Revenue. Revenue increased $64.3 million, or 15.0%, to $494.3 million for the six months ended June 30, 2010, from $430.0 million for the six months ended June 30, 2009. Our revenue growth was driven by the increased demand for our products throughout Latin America and the Caribbean, as a result of the improved economic conditions. Revenue growth was driven primarily by the increase in sales of notebook computers of $34.8 million, memory products of $14.2 million, basic “white-box” systems of $7.7 million and hard disk drives of $6.9 million in our Miami Operations and our In-country Operations, particularly in Chile, Colombia, Costa Rica, Peru and Uruguay. We experienced a 14.5% increase in unit shipments across our core product lines coupled with a 3.6% increase in average sales prices across the same core products for the six months ended June 30, 2010, as compared to the same period in 2009, due to the improved demand for our products. Revenue derived from our In-country Operations increased $62.4 million, or 19.6%, to $380.2 million for the six months ended June 30, 2010, from $317.8 million for the six months ended June 30, 2009. Revenue derived from our In-country Operations accounted for 76.9% of our total revenue for the six months ended June 30, 2010, as compared to 73.9% of our total revenue for the six months ended June 30, 2009. The growth in revenue from our In-country Operations was mainly due to the overall increase in sales in Chile, Colombia, Costa Rica, Peru and Uruguay. This growth was driven by the increased sales volume and price of memory products and hard disk drives and the increased sales volume of notebook computers and basic “white-box” systems. Revenue derived from our Miami Operations increased $1.9 million, or 1.7%, to $114.1 million for the six months ended June 30, 2010 (net of $146.7 million of revenue derived from sales to our In-country Operations) from $112.2 million for the six months ended June 30, 2009 (net of $111.5 million of revenue derived from sales to our In-country Operations). The growth in revenue derived from our Miami Operations reflected the increased sales volume and price of memory products and hard disk drives, the increased sales volume of notebook computers, partially offset by the decrease in sales volume and price of software products and CPUs and the decrease in sales volume of motherboards and monitors.

Gross profit. Gross profit increased $6.1 million, or 14.7%, to $47.9 million for the six months ended June 30, 2010, from $41.8 million for the six months ended June 30, 2009. The increase was driven by higher sales volume in our In-country Operations. Gross profit from our In-country Operations increased $3.5 million, or 12.2%, to $32.4 million for the six months ended June 30, 2010, from $28.8 million for the six months ended June 30, 2009. The improvement in gross profit from our In-country Operations was driven by the increased sales volume and price of memory products, hard disk drives and monitors and the increased sales volume of notebook computers and printers, particularly in Chile, Colombia, Costa Rica, Peru and Uruguay. Gross profit from our In-country Operations accounted for 67.5% of our consolidated gross profit for the six months ended June 30, 2010, as compared to 69.0% of our consolidated gross profit for the six months ended June 30, 2009. Gross profit from our Miami Operations increased $2.6 million, or 20.4%, to $15.5 million for the six months ended June 30, 2010, as compared to $12.9 million for the six months ended June 30, 2009. The improvement in gross profit from our Miami Operations was driven by the increased sales volume and price of memory products and hard disk drives, increased sales volume of notebook computers and printers, partially offset by the decrease in sales volume and price of software products and CPUs and the decrease in sales volume of motherboards and monitors. As a percentage of revenue, gross margin remained steady at 9.7% for the six months ended June 30, 2010 and 2009.

Operating expenses. Total operating expenses increased $0.4 million, or 1.0%, to $36.5 million for the six months ended June 30, 2010, from $36.1 million for the six months ended June 30, 2009. As a percentage of revenue, operating expenses decreased to 7.4% of revenue for the six months ended June 30, 2010, as compared to 8.4% of revenue for the six months ended June 30, 2009. The increase in operating expenses resulted from the increase in our salaries and payroll-related expenses and professional fees of $1.5 million due to the effects of strengthening currencies in Chile, Colombia, Mexico, Peru and Uruguay. As a percentage of total operating expenses, salaries and payroll-related expenses increased to 56.4% of total operating expenses for the six months ended June 30, 2010, as compared to 53.0% for the six months ended June 30, 2009. Operating expenses from our In-country Operations remained steady at $23.4 million for the six months ended June 30, 2010 and 2009. Excluding the effects of the strengthening currencies, operating expenses from our In-country Operations would have decreased for the six months ended June 30, 2010, as compared to the same period in 2009, due to the decrease in office, warehouse, building and occupancy expenses in Colombia, El Salvador and Peru, the decrease in marketing and advertising expenses and bad debt expense, primarily in Argentina, Chile, El Salvador and Uruguay. Operating expenses from our Miami Operations increased $0.4 million, or 3.1%, to $13.1 million for the six months ended June 30, 2010, as compared to $12.7 million for the six months ended June 30, 2009, due to the higher level of salaries and payroll-related expenses and bad debt expense.

Operating income. Operating income increased $5.8 million, to $11.4 million for the six months ended June 30, 2010, from $5.7 million for the six months ended June 30, 2009, driven primarily by the higher sales volume. Operating income from our In-country Operations increased $3.5 million, or 64.6%, to $9.0 million for the six months ended June 30, 2010, from $5.4 million for the six months ended June 30, 2009, primarily from the higher sales volume and lower levels of bad debt expense. Operating income from our Miami Operations increased $2.3 million to $2.5 million for the six months ended June 30, 2010, from $0.2 million for the six months ended June 30, 2009, primarily from the higher sales volume.

Other expense, net. Other expense, net increased $9.5 million to $11.4 million for the six months ended June 30, 2010, from $2.0 million for the six months ended June 30, 2009. The increase in other expense, net was primarily attributable to the higher interest expense related to the 13 1/4% Senior Notes that were issued concurrent with the redemption and cancellation of the 11 3/4% Senior Notes. The increase in other expense, net also resulted from the foreign exchange loss related to the temporary devaluation of the Chilean Peso in late June 2010. The foreign exchange loss (gain) decreased $2.3 million to a foreign exchange loss of $1.2 million for the six months ended June 30, 2010, from a foreign exchange gain of $1.1 million for the six months ended June 30, 2009. The increase in other expense, net was also due to the absence of the $4.4 million gain on the repurchase of $7.1 million of our 11 3/4% Senior Notes at substantial discounts to their face amount during the six months ended June 30, 2009.

Provision for income taxes. Provision for income taxes increased $0.9 million to $1.7 million for the six months ended June 30, 2010, from $0.8 million for the six months ended June 30, 2009. The increase was due to higher taxable earnings and the additional $2.6 million valuation allowance recorded in the U.S. against its NOLs.

Net (loss) income. Net (loss) income decreased to net loss of $1.7 million for the six months ended June 30, 2010, as compared to net income of $2.9 million for the six months ended June 30, 2009. The decrease resulted primarily from the higher interest expense related to the new 13 1/4% Senior Notes and the absence of the $4.4 million gain recognized on the repurchase of $7.1 million of our 11 3/4% Senior Notes at substantial discounts to their face amount.

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

Our working capital remained relatively unchanged at $111.0 million at June 30, 2010, as compared to $110.7 million at December 31, 2009. The increase in inventories was mostly offset by the higher lines of credit borrowing and higher accounts payable. Our cash and cash equivalents at June 30, 2010 amounted to $23.4 million, as compared to $27.2 million at December 31, 2009. The decrease in cash and cash equivalents was primarily attributable to the increase in our inventory, offset by the increase in our lines of credit borrowings during the six months ended June 30, 2010.

Changes in Financial Condition

The following table summarizes our cash flows for the periods presented:

	For the Six Months Ended
	June 30, 2010	June 30, 2009
	(Dollars in thousands)
Cash flows (used in) provided by operating activities	$(21,171)	$8,903
Cash flows used in investing activities	(1,700)	(1,636)
Cash flows provided by (used in) by financing activities	18,805	(4,593)
Effect of foreign currency exchange rate changes on cash and cash equivalents	266	411

Net (decrease) increase in cash and cash equivalents	$(3,800)	$3,085

Cash flows from operating activities. Our cash flows from operating activities resulted in a requirement of $21.2 million for the six months ended June 30, 2010, as compared to $8.9 million generated during the six months ended June 30, 2009. The requirement was primarily driven by the continued high level of inventories in 2010, slightly offset by the decrease in trade accounts receivable in 2010, as compared to the same period in 2009. The growth in inventory resulted from a softening in demand for certain products in the later part of the second quarter after longer lead time inventory, mainly from China, had been ordered and shipped. Inventory levels in our In-country Operations in Chile, primarily related to notebooks for the retail channel, coupled with higher levels of notebook computers in our Miami operations were the main countries responsible for the increase in inventory.

Cash flows from investing activities. Our cash flows from investing activities resulted in a requirement of $1.7 million for the six months ended June 30, 2010, as compared to $1.6 million for the six months ended June 30, 2009. This requirement was primarily driven by the completion in Mexico of the implementation of Sentai, our company-wide enterprise resource planning, management and financial reporting system in the first quarter of 2010.

Cash flows from financing activities. Our cash flows from financing activities resulted in a generation of $18.8 million for the six months ended June 30, 2010, as compared to a requirement of $4.6 million for the six months ended June 30, 2009. The generation was a result of higher net borrowings under our lines of credit from our Miami Operations and, to a lesser extent, our In-country Operations, particularly, El Salvador and Guatemala to finance the inventory purchases.

Working Capital Management

The successful management of our working capital needs is a key driver of our growth and cash flow generation. The following table sets forth certain information about the largest components of our working capital: our trade accounts receivable, inventories and accounts payable:

	As of June 30, 2010	As of December 31, 2009
	(Dollars in thousands)
Balance sheet data:
Trade accounts receivable, net of allowance	$98, 078	$100,238
Inventories	120,528	95,185
Accounts payable	119,188	117,216

	(Data in days)
Other data:
Trade accounts receivable days (1)	35.9	39.9
Inventory days (2)	48.9	42.1
Accounts payable days (3)	(48.3)	(51.8)

Cash conversion cycle (4)	36.5	30.2

(1)	Trade accounts receivable days is defined as our consolidated trade accounts receivable (net of allowance for doubtful accounts) as of the last day of the period divided by our consolidated revenue for such period times 181 days for the six months ended June 30, 2010 and 365 days for the year ended December 31, 2009. Our consolidated trade accounts receivable for our In-country Operations include value added tax at a rate of between 5% and 27% (depending on the country). The exclusion of such value added tax would result in lower trade accounts receivable days.
(2)	Inventory days is defined as our consolidated inventory as of the last day of the period divided by our consolidated cost of goods sold for such period times 181 days for the quarter ended June 30, 2010 and 365 days for the year ended December 31, 2009.
(3)	Accounts payable days is defined as our consolidated accounts payable as of the last day of the period divided by our consolidated cost of goods sold for such period times 181 days for the six months ended June 30, 2010 and 365 days for the year ended December 31, 2009.
(4)	Cash conversion cycle is defined as our trade accounts receivable days plus inventory days less accounts payable days.

Cash conversion cycle days. One measurement we use to monitor working capital is the cash conversion cycle, which measures the number of days to convert trade accounts receivable and inventory, net of accounts payable, into cash. Our cash conversion cycle increased to 36.5 days as of June 30, 2010, from 30.2 days as of December 31, 2009. Trade accounts receivable days decreased slightly to 35.9 days as of June 30, 2010, from 39.9 days as of December 31, 2009, as a result of our improved collection efforts. Inventory days increased to 48.9 days as of June 30, 2010, from 42.1 days as of December 31, 2009, due to growth in inventory levels that resulted from a softening in demand for our products late in the second quarter after longer lead time inventory, mainly from China, had been ordered and shipped. Chile and Miami were the main countries accounting for the rise in inventory levels. Accounts payable days decreased to 48.3 days as of June 30, 2010, from 51.8 days as of December 31, 2009, as a result of vendor payments due on inventory purchases.

Trade accounts receivable. We principally sell products to a large base of third-party distributors, resellers and retailers throughout Latin America and the Caribbean and to other Miami-based exporters of IT products to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No one customer accounted for more than 2.0% of sales for the six months ended June 30, 2010 and 2009. We provide trade credit to our customers in the normal course of business. The collection of a substantial portion of our receivables is susceptible to changes in Latin America and Caribbean economies and political climates. We monitor our exposure for credit losses and maintain allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting our industry. The financial condition of our customers and the related allowance for doubtful accounts is continually reviewed by management.

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

Prior to extending credit to a customer, we analyze the customer’s financial history and obtain personal guarantees, where appropriate. Our Miami Operations and In-country Operations in Chile use credit insurance and make provisions for estimated credit losses. Our other In-country Operations make provisions for estimated credit losses but generally do not use credit insurance. Our Miami Operations has a credit insurance policy covering trade sales to non-affiliated buyers. The policy’s aggregate limit is $20.0 million with an aggregate deductible of $1.5 million; the policy expires on August 31, 2010. In addition, 10% or 20% buyer coinsurance provisions and sub-limits in coverage on a per-buyer and per-country basis apply. The policy also covers certain large, local companies in Argentina, Costa Rica, El Salvador, Guatemala, Jamaica and Peru. Our In-country Operations in Chile insures certain customer accounts with Coface Chile, S.A. credit insurance company; the policy expires on October 31, 2010.

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

Capital Expenditures and Investments

Capital expenditures increased to $1.8 million for the six months ended June 30, 2010, as compared to $1.5 million for the six months ended June 30, 2009. The increase was primarily driven by the capital expenditures related to the final implementation and integration of our ERP system in our operations in Mexico.

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

As of June 30, 2010 and December 31, 2009, the total amounts available under the credit facilities were $9.3 million and $17.1 million, respectively, and the total amounts outstanding were $33.8 million and $14.7 million, respectively, of which $28.6 million and $9.2 million, respectively related to our Miami Operations credit facility and $5.2 million and $5.5 million, respectively related to our In-country Operations credit facilities. The increase in the outstanding balance is primarily attributed to the increased borrowing by SBA from the new three-year revolving credit facility that replaced SBA’s existing revolving credit facility on December 22, 2009. To a lesser extent, the change was also attributed to increased borrowing by our subsidiaries in Guatemala and El Salvador, to meet local working capital requirements, slightly offset by a reduction in the borrowing requirements related to our operations in Peru, Uruguay and Costa Rica.

SBA – Senior Secured Revolving Credit Facility

On December 22, 2009, SBA closed the Senior Secured Revolving Credit Facility with Comerica Bank pursuant to SBA and Comerica Bank’s commitment letter dated October 23, 2009 to replace the existing revolving credit facility with a new three-year revolving credit facility that matures in January 2013. The replacement was contingent upon our refinancing of our 11  3/4% Senior Notes and other conditions, all of which have been met. The aggregate size of the Senior Secured Revolving Credit Facility is $30.0 million, including $2.0 million of letter of credit commitments and a capital expenditures limit of $1.0 million.

On May 21, 2010, SBA and Comerica Bank executed an amendment to the Senior Secured Revolving Credit Facility, amending the definition of consolidated net income to exclude, in the event of an IPO, not more than $12.0 million of interest charges arising from the accelerated amortization of the original issue discount, capitalized debt expense and premiums associated with a redemption of the Company’s $120.0 million aggregate principal amount of its 13 1 /4% Senior Notes in connection with an IPO.

On June 4, 2010, SBA and Comerica Bank executed a second amendment to the Senior Secured Revolving Credit Facility, increasing the revolving credit commitment by $10.0 million, the maximum optional increase permitted in accordance with the terms of the facility, from its original aggregate size of $20.0 million to $30.0 million. Under the amendment, interest is due monthly at the daily adjusting LIBOR rate, at no time less than 2.0% per annum (unless in the event of an IPO, in which case 1.0% per annum), plus an applicable margin of 3.0% per annum, unless in the event of an IPO and provided that no default occurs, when interest will accrue at a rate equal to the daily adjusting LIBOR rate plus an applicable margin of 2.75% per annum. In addition, the second amendment amended the borrowing capacity to reflect advances under the facility to be provided based upon 85.0% of eligible domestic and foreign accounts receivable plus the lesser of 60.0% of eligible domestic inventory or $16.0 million, plus the lesser of 90.0% of eligible standby letters of credit or $3.0 million. Further, we are required to maintain consolidated net income of not less than $0 for the period of four consecutive fiscal quarters as of the end of each fiscal quarter ending June 30, 2010 and each fiscal quarter ended thereafter.

Under the Senior Secured Revolving Credit Facility, at SBA’s option, interest is due monthly and the amounts due bear interest at the daily adjustable LIBOR rate (at no time less than 2.0%) plus 3.5%, unless in the event of a default when interest will accrue at a rate equal to 3.0% per annum above the otherwise applicable rate. In addition, SBA is required to pay an administrative fee of $30 per annum and a facility fee equal to 0.5% of the aggregate amount of the revolving credit commitment, payable quarterly in arrears and additional customary fees are payable upon the issuance of letters of credit.

The Senior Secured Revolving Credit Facility contains certain financial and non-financial covenants, including but not limited to, maintenance of a minimum level of tangible effective net worth, as defined and annual limitations on capital expenditures. The Senior Secured Revolving Credit Facility contains a number of covenants that, among other things, restrict SBA’s ability to (i) incur additional indebtedness; (ii) make certain capital expenditures; (iii) guarantee certain obligations; (iv) create or allow liens on certain assets; (v) make investments, loans or advances; (vi) pay dividends, make distributions or undertake stock and other equity interest buybacks; (vii) make certain acquisitions; (viii) engage in mergers, consolidations or sales of assets; (ix) use the proceeds of the revolving credit facility for certain purposes; (x) enter into transactions with affiliates in non-arms’ length transactions; (xi) make certain payments on subordinated indebtedness; and (xii) acquire or sell subsidiaries. The Senior Secured Revolving Credit Facility also requires SBA to maintain certain ratios of debt, income, net worth and other restrictive financial covenants.

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

As of June 30, 2010 and December 31, 2009, SBA’s outstanding draws against the Senior Secured Revolving Credit Facility were $25.6 million and $5.9 million, respectively, and the remaining amounts available were $1.2 million and $10.8 million, respectively. As of June 30, 2010 and December 31, 2009, SBA’s outstanding checks issued in excess of bank balances were $3.0 million and $3.3 million, respectively, and undrawn stand-by letters of credit was $1.8 million for both periods. As of June 30, 2010, SBA was in compliance with all of the covenants under the Senior Secured Revolving Credit Facility.

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

We used the net proceeds from the 13  1/4% Senior Notes Offering to, among other things, repay outstanding borrowings under our previous senior secured revolving credit facility, fund the repurchase, redemption or other discharge of our 11  3 /4% Second Priority Senior Secured Notes due January 15, 2011 (the “11  3/4% Senior Notes”), for which it conducted a tender offer, and for general corporate purposes. The 13  1/4% Senior Notes are guaranteed by all of our existing and future domestic restricted subsidiaries that guarantee our obligations under the Senior Secured Revolving Credit Facility.

In connection with the 13  1/4% Senior Notes Offering, our Company and certain of our subsidiaries that guaranteed our obligations (the “Guarantors”) under the indenture governing the 11  3/4% Senior Notes (the “11  3/4% Senior Notes Indenture”) entered into an indenture (the “13  1/4% Senior Notes Indenture”) with The Bank of New York Mellon Trust Company, N.A., (the “Trustee”),

relating to the 11  3/4% Senior Notes. Our obligations under the 13  1/4% Senior Notes and the Guarantors’ obligations under the guarantees will be secured on a second priority basis by a lien on 100% of the capital stock of certain of ours and each Guarantor’s directly owned domestic restricted subsidiaries; 65% of the capital stock of ours and each Guarantor’s directly owned foreign restricted subsidiaries; and substantially all the assets of SBA, to the extent that those assets secure our Senior Secured Revolving Credit Facility with Comerica Bank, subject to certain exceptions.

Subject to certain requirements, we are required to redeem $5.0 million aggregate principal amount of the 13  1/4% Senior Notes on December 15 of each of the years 2011 and 2012 and $10.0 million aggregate principal amount of the 13  1/4% Senior Notes on December 15, 2013, at a redemption price equal to 100% of the aggregate principal amount of the 13  1/4% Senior Notes to be redeemed, plus accrued and unpaid interest to the redemption date subject to certain requirements. We may redeem the 13  1/4% Senior Notes, in whole or in part, at any time on or after December 15, 2012 at a price equal to 100% of the aggregate principal amount of the 13  1/4 % Senior Notes plus a “make-whole” premium (106.625% in 2012 and 100.0% in 2013 and thereafter). At any time prior to December 15, 2012, we are required to redeem up to 35% of the aggregate principal amount of the 13  1/4% Senior Notes with the net cash proceeds of certain equity offerings if an initial public offering occurs on or prior to December 15, 2012 at a price equal to 113.25% of the principal amount of the 13  1/4% Senior Notes. In addition, at our option, we may redeem up to 10% of the original aggregate principal amount of the 13  1/4% Senior Notes three different times at $103.00 (but no more than once in any 12-month period).

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

On June 15, 2010, the Company made a mandatory interest payment of $7.6 million on its 13  1/4% Senior Notes. As of June 30, 2010 and December 31, 2009, the carrying value of the $120,000 principal amount of the 13  1/4% Senior Notes was $114.0 million and $113.3 million, respectively. As of June 30, 2010, we were in compliance with all of the covenants and restrictions under the 13  1/ 4% Senior Notes.

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

Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and delivery has occurred. Delivery to customers occurs at the point of shipment, provided that title and risk of loss have transferred and no significant obligations remain. We allow our customers to return defective products for exchange or credit within 30 days of delivery based on the warranty of the Original Equipment Manufacturer (“OEM”). An exception is infrequently made for long-standing customers with current accounts, on a case-by-case basis and upon approval by management. A return is recorded in the period of the return because, based on past experience, these returns are infrequent and immaterial.

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

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act for the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded as of June 30, 2010, that these controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings.

As of June 30, 2010, the Company had no material legal proceedings pending. From time to time, we are the subject of legal proceedings arising in the ordinary course of business. We do not believe that any proceedings currently pending or threatened will have a material adverse affect on our business or results of operations.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Quarterly Report, readers should carefully consider the risk factors discussed in Part I—Financial Information, 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the year ended December 31, 2009, filed on February 22, 2010, which could materially affect our business, future results of operations and financial condition. The risk factors described in the Company’s Annual Report may not be the only risk facing our Company. Additional risks and uncertainties that we currently deem to be immaterial or are not currently known to us may also materially and adversely affect our business, consolidated results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit No.	Description

10.1	Form of Intcomex, Inc. Restricted Stock Grant Agreement. Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the SEC on July 29, 2009.#

10.2	Amendment No. 1 to Credit Agreement, dated as of May 21, 2010, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on June 9, 2010.

10.3	Amendment No. 2 to Credit Agreement, dated as of June 4, 2010, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on June 9, 2010.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
#	Indicates a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Anthony Shalom	Chairman of the Board of Directors	August 12, 2010
Anthony Shalom

/s/ Michael F. Shalom	President and Chief Executive Officer	August 12, 2010
Michael F. Shalom

/s/ Russell A. Olson	Chief Financial Officer	August 12, 2010
Russell A. Olson

Exhibit Index

Exhibit No.	Description

10.1	Form of Intcomex, Inc. Restricted Stock Grant Agreement. Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the SEC on July 29, 2009.

10.2	Amendment No. 1 to Credit Agreement, dated as of May 21, 2010, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on June 9, 2010.

10.3	Amendment No. 2 to Credit Agreement, dated as of June 4, 2010, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on June 9, 2010.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.