Form 10-Q
period 2010-09-30
Intcomex, Inc.
filed 2010-11-15
CIK 1359425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 15, 2010, the registrant had 100,000 shares of common stock, voting, $0.01 par value, and 29,357 shares of Class B common stock, non-voting, $0.01 par value, outstanding. There is no public trading market for the common stock.

INTCOMEX, INC.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$27,772	$27,234
Restricted cash	394	—
Trade accounts receivable (net of allowance for doubtful accounts of $4,965 and $4,428 at September 30, 2010 and December 31, 2009, respectively)	103,338	100,238
Inventories	126,751	95,185
Prepaid expenses, notes receivable and other	41,745	34,221
Due from related parties	252	272

Total current assets	300,252	257,150
Property and equipment, net	16,537	16,295
Goodwill	13,837	13,704
Identifiable intangible assets	1,463	1,658
Notes receivable and other	18,129	19,294

Total assets	$350,218	$308,101

Liabilities and Shareholders’ Equity
Liabilities
Current liabilities
Lines of credit	$35,759	$14,729
Current maturities of long-term debt	575	557
Accounts payable	132,540	117,216
Accrued expenses and other	20,805	13,880
Due to related parties	88	75

Total current liabilities	189,767	146,457
Long-term debt, net of current maturities	115,476	114,425
Other long-term liabilities	4,317	4,485

Total liabilities	309,560	265,367

Commitments and contingencies

Shareholders’ equity
Common stock, voting $0.01 par value, 140,000 shares authorized, 100,000 issued and outstanding	1	1
Class B common stock, non-voting $0.01 par value, 60,000 shares authorized, 29,357 issued and outstanding	—	—
Additional paid in capital	41,511	41,388
Retained earnings	3,243	5,153
Accumulated other comprehensive loss	(4,097)	(3,808)

Total shareholders’ equity	40,658	42,734

Total liabilities and shareholders’ equity	$350,218	$308,101

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$248,289	$231,283	$742,552	$661,233

Cost of revenue	224,736	207,950	671,060	596,110

Gross profit	23,553	23,333	71,492	65,123

Operating expenses
Selling, general and administrative	19,734	15,780	54,148	49,802
Depreciation and amortization	1,097	1,078	3,198	3,193

Total operating expenses	20,831	16,858	57,346	52,995

Operating income	2,722	6,475	14,146	12,128

Other expense (income)
Interest expense	5,471	3,802	15,565	11,491
Interest income	(90)	(112)	(257)	(397)
Foreign exchange gain	(1,797)	(460)	(582)	(1,576)
Other (income) expense, net	(470)	482	(170)	(3,825)

Total other expense	3,114	3,712	14,556	5,693

(Loss) income before (benefit) provision for income taxes	(392)	2,763	(410)	6,435

(Benefit) provision for income taxes	(194)	908	1,500	1,669

Net (loss) income	$(198)	$1,855	$(1,910)	$4,766

Net (loss) income per weighted average share of common stock, voting and Class B common stock, non-voting:
Basic	$(1.53)	$18.15	$(14.77)	$46.64

Diluted	$(1.53)	$18.15	$(14.77)	$46.64

Weighted average number of common shares, voting and Class B common stock, non-voting, used in per share calculation:
Basic	129,357	102,182	129,357	102,182

Diluted	129,357	102,182	129,357	102,182

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(1,910)	$4,766
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation expense	123	185
Depreciation expense	2,881	2,840
Amortization expense	2,253	1,431
Bad debt expense	1,228	1,772
Inventory obsolescence expense	1,425	287
Deferred income tax benefit	(343)	(619)
Gain on extinguishment of long-term debt	—	(4,411)
Loss (gain) on disposal of property and equipment and other	30	(212)

Change in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivables	(4,328)	1,657
Inventories	(32,991)	(10,096)
Prepaid expenses, notes receivable and other	(7,454)	(2,858)
Due from related parties	20	(19)
Increase (decrease) in:
Accounts payable	15,324	10,258
Accrued expenses and other	7,141	(3,610)
Due to related parties	13	1

Net cash (used in) provided by operating activities	(16,588)	1,372

Cash flows from investing activities:
Purchases of property and equipment	(3,335)	(2,015)
Notes receivable and other	(199)	(190)
Proceeds from disposition of assets	98	66

Net cash used in investing activities	(3,436)	(2,139)

Cash flows from financing activities:
Borrowings under lines of credit, net	21,030	4,703
Proceeds from borrowings under long-term debt	528	79
Payments of long-term debt	(449)	(3,046)

Net cash provided by financing activities	21,109	1,736
Effect of foreign currency exchange rate changes on cash and cash equivalents	(547)	11

Net increase in cash and cash equivalents	538	980
Cash and cash equivalents, beginning of period	27,234	22,344

Cash and cash equivalents, end of period	$27,772	$23,324

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

Organization

The accompanying unaudited condensed consolidated financial statements include the accounts of Intcomex and its subsidiaries (collectively referred to herein as the “Company”) including the accounts of Intcomex Holdings, LLC (“Holdings”) (parent company of Software Brokers of America, Inc. (“SBA”), a Florida corporation)), IFC International, LLC, a Delaware limited liability company (“IFC”), Intcomex International Holdings Cooperatief U.A., a Netherlands cooperative (“Coop”) and IXLA Holdings, Ltd. (“IXLA”), a Cayman Islands limited time duration holding company of 14 separate subsidiaries located in Central America, South America and the Caribbean. IFC and Coop are the parent companies of Intcomex Holdings SPC-1, LLC (parent company of Centel, S.A. de C.V. (“Intcomex Mexico”), a dually formed company in the U.S. and Mexico).

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include certain information and disclosures normally required for comprehensive annual consolidated financial statements. Therefore, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2009, included in the Company’s Form 10-K filed with the SEC on February 22, 2010 (“Annual Report”). The results of operations for the three and nine months ended September 30, 2010, may not be indicative of the results of operations that can be expected for the full year.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of September 30, 2010, and its results of operations for the three and nine months ended September 30, 2010 and 2009 and its statements of cash flows for the nine months ended September 30, 2010 and 2009. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements reflect the Company as the reporting entity for all periods presented.

Basis of Presentation

Certain immaterial reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Restricted cash is recorded at cost, which approximates fair value. Restricted cash balance relates to cash held to meet certain obligations under an agreement with the tax authorities in Colombia, pending completion of the 2006 tax review.

The Company evaluated subsequent events through the date of the filing of this Quarterly Report on Form 10-Q (“Quarterly Report”), the date the Company issued its unaudited condensed consolidated financial statements.

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

The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable, notes receivable and other, accounts payable, accrued expenses and other approximate fair value because of the short-term nature of these items. The carrying amounts of outstanding short-term debt approximate fair value because interest rates over the term of these financial instruments approximate current market interest rates available to the Company. The current market price of outstanding long-term debt approximates fair value because the Company’s $120,000 aggregate principal amount 13 1/4% Second Priority Senior Secured Notes due December 15, 2014 (the “13 1/4% Senior Notes”) are currently tradable under the Securities Act of 1933 Rule 144A, Private Resales of Securities to Institutions. As of September 30, 2010, the 13 1/4% Senior Notes were tradable at 105.25 of the principal amount.

The Company is exposed to fluctuations in foreign exchange rates and reduces its exposure to the fluctuations by periodically using derivative financial instruments and entering into derivative transactions with large multinational banks to manage its primary risk, foreign currency price risk. The Company’s derivative instruments are comprised of the following types of instruments:

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

Foreign currency collars—Derivative instruments that contain a fixed floor price (put option) and fixed ceiling price (call option). If the market price exceeds the call option strike price or falls below the put option strike price, the Company receives the fixed price or pays the counterparty bank the market price. If the market price is between the call and put option on strike prices, neither the Company nor the counterparty bank are required to make a payment.

The amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices approximates the fair value of derivative financial instruments. The Company’s foreign currency forward contracts are measured on a recurring basis based on foreign currency spot rates quoted by financial institutions (Level 2) and are marked-to-market each period with gains and losses on these contracts recorded in foreign exchange (gain) loss in the Company’s unaudited, condensed consolidated statements of operations in the period in which the value changes with the offsetting amount for unsettled positions included in other current assets or liabilities in the unaudited condensed, consolidated balance sheets. The location and amounts of the fair value in the consolidated balance sheets and (gain) loss in the statements of operations related to the Company’s derivative instruments are described in Note 8 in this Quarterly Report.

There were no changes to our valuation methodology for assets and liabilities measured at fair value during the nine months ended September 30, 2010 and 2009. The Company’s outstanding foreign currency forward contracts with a total notional amount of $5,217 as of September 30, 2010, had a fair value of $(350). The Company’s did not have any foreign currency collars outstanding as of September 30, 2010. The Company did not have any foreign currency contracts outstanding as of December 31, 2009.

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

The Company has two classes of common stock: voting and Class B, non-voting (collectively herein referred to as the “Common Stock”). The two classes of common stock have substantially identical rights with respect to any dividends or distributions of cash or property declared on shares of common stock and rank equally as to the right to receive proceeds on liquidation or dissolution of the Company after the payment of the Company’s indebtedness. The Company uses the two-class method for calculating net (loss) income per share. Basic and diluted net (loss) income per share of Common Stock are the same.

The following table sets forth the computation of basic and diluted net (loss) income per weighted average share of Common Stock for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator for basic and diluted net (loss) income per share of Common Stock:
Net (loss) income	$(198)	$1,855	$(1,910)	$4,766

Denominator:
Denominator for basic net (loss) income per share of Common Stock – weighted average shares	129,357	102,182	129,357	102,182

Effect of dilutive securities:
Stock options and unvested restricted stock (1)	—	—	—	—

Denominator for diluted net (loss) income per share of Common Stock – adjusted weighted average shares	129,357	102,182	129,357	102,182

Net (loss) income per share of Common Stock:
Basic	$(1.53)	$18.15	$(14.77)	$46.64

Diluted	$(1.53)	$18.15	$(14.77)	$46.64

(1)

The stock options were antidilutive during the three and nine months ended September 30, 2010 and 2009, as the fair value was below the exercise price. The shares of restricted common stock, non-voting were antidilutive during the three and nine months ended September 30, 2010 and 2009.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Comprehensive (Loss) Income

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Comprehensive (loss) income
Net (loss) income	$(198)	$1,855	$(1,910)	$4,766
Foreign currency translation adjustments	(669)	(506)	(289)	160

Total comprehensive (loss) income	$(867)	$1,349	$(2,199)	$4,926

Foreign currency translation adjustments were driven by the effect of the Mexican Peso related to our operations in Mexico. As of September 30, 2010 and December 31, 2009, accumulated other comprehensive loss, consisting of cumulative foreign currency losses, included in shareholders’ equity totaled $(4,097) and $(3,808), respectively.

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

Recently Adopted Accounting Guidance

In February 2010, the FASB issued ASU 2010-9, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, which clarifies the guidance on certain recognition and disclosure requirements for subsequent events. The update requires SEC filers and conduit bond obligors for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of the financial statements issued and all other entities to evaluate subsequent events through the date the financial statements are available to be issued. The update was effective immediately upon issuance and did not have an impact on the Company’s unaudited condensed consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification. The update amends the codification to clarify that the scope of the decrease in ownership provisions of ASC 810-10 and related guidance applies to: (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method or joint venture; (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

equity-method investee or joint venture); and (iv) a decrease in ownership in a subsidiary that is not a business or nonprofit activity when the substance of the transaction causing the decrease in ownership is not addressed in other authoritative guidance. If no other guidance exists, an entity should apply the guidance in ASC 810-10, Consolidation-Overall. The update did not have an impact on the Company’s unaudited condensed consolidated financial statements.

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

Note 3. Property and Equipment, Net

Property and equipment, net consisted of the following for the periods:

	As of
	September 30, 2010	December 31, 2009
Property and equipment, net
Land	$760	$735
Building and leasehold improvements	9,100	8,410
Office furniture, vehicles and equipment	11,470	11,012
Warehouse equipment	2,591	2,438
Software	9,615	8,337

Total property and equipment	33,536	30,932
Less accumulated depreciation	(16,999)	(14,637)

Total property and equipment, net	$16,537	$16,295

Note 4. Identifiable Intangible Assets, Net and Goodwill

Identifiable Intangible Assets, Net

Identifiable intangible assets, net consisted of the assets of Intcomex Mexico including the following:

As of September 30, 2010	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships	$3,630	$(1,934)	$(233)	$1,463	10.0
Tradenames	1,080	(1,080)	—	—	3.5
Non-compete agreements	730	(730)	—	—	3.0
Patents	5	(5)	—	—

Total identifiable intangible assets, net	$5,445	$(3,749)	$(233)	$1,463

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

The Company recorded amortization expense related to the intangible assets of $90 and $317 for the three and nine months ended September 30, 2010, respectively, and $118 and $352 for the three and nine months ended September 30, 2009, respectively. There were no impairment charges for identifiable intangible assets for the three and nine months ended September 30, 2010 and 2009.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The changes in the carrying amount of goodwill relate to the accumulated foreign currency translation effect of the Mexican Peso and consisted of the following for the periods presented:

	Miami Operations	In-Country Operations	Total
As of September 30, 2010

Goodwill	$11,531	$21,083	$32,614
Accumulated impairment losses	(11,531)	(7,246)	(18,777)

Total goodwill	$—	$13,837	$13,837

As of December 31, 2009

Goodwill	$11,531	$20,950	$32,481
Accumulated impairment losses	(11,531)	(7,246)	(18,777)

Total goodwill	$—	$13,704	$13,704

The change in goodwill during the nine months ended September 30, 2010 represents a net translation adjustment of $133.

There were no goodwill impairment charges for the three and nine months ended September 30, 2010 and 2009.

In connection with the Company’s goodwill impairment testing and analysis conducted in 2009, the Company noted that the fair value of Intcomex Mexico’s goodwill exceeded the carrying amount by 3.4%. The fair value of Intcomex Mexico was determined using management’s estimate of fair value based upon the financial projections for the business given the recent economic contraction in Mexico’s gross domestic product, or GDP. As of September 30, 2010 and December 31, 2009, the balance of Intcomex Mexico’s goodwill was $3,079 and $2,946, respectively, which represented 9.3% and 9.5%, respectively, of the carrying amount of Intcomex Mexico and less than 1.0% of the Company’s total assets. An extended period of economic contraction or a deterioration of Intcomex Mexico’s operating performance could result in a further impairment to the carrying amount of Intcomex Mexico’s goodwill.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 5. Lines of Credit

The Company’s lines of credit are available sources of short-term liquidity for the Company. Lines of credit consist of short-term overdraft and credit facilities with various financial institutions in the countries in which the Company and its subsidiary operations conduct business consisting of the following categories: asset-based financing facilities, letter of credit and performance bond facilities, and unsecured revolving credit facilities and lines of credit.

The outstanding balance of lines of credits consisted of the following for the periods presented:

	As of
	September 30, 2010	December 31, 2009
Lines of credit
SBA – Miami	$28,048	$9,165
Intcomex Peru S.A.C.	2,733	2,443
Intcomex de Guatemala, S.A.	2,048	664
Intcomex de Ecuador, S.A.	1,177	1,000
Computación Monrenca Panama, S.A.	783	501
Intcomex S.A. de C.V. – El Salvador	283	—
TGM S.A. – Uruguay	687	714
Intcomex Costa Rica Mayorista en Equipo de Cómputo, S.A.	—	242

Total lines of credit	$35,759	$14,729

The change in the outstanding balance was primarily attributable to SBA’s increased borrowing under its senior secured revolving credit facility. As of September 30, 2010 and December 31, 2009, the total remaining credit amount available was $10,524 and $17,055, respectively.

SBA Miami – Senior Secured Revolving Credit Facility

On December 22, 2009, SBA closed a senior secured revolving credit facility with Comerica Bank (the “Senior Secured Revolving Credit Facility”) pursuant to SBA and Comerica Bank’s commitment letter dated October 23, 2009, replacing the previous revolving credit facility with a three-year facility maturing in January 2013. As of September 30, 2010, the aggregate size of the Senior Secured Revolving Credit Facility was $30,000, including letter of credit commitments of $2,000 and a capital expenditures limit of $1,000.

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

Borrowings under the Senior Secured Revolving Credit Facility are secured on a first priority basis with all the assets of SBA and can be repaid and re-borrowed at any time during the term of the facility. Borrowing capacity is established bi-monthly based upon certain parameters established under the facility. Advances under the facility were provided based on 85.0% of eligible domestic and foreign accounts receivable plus 60.0% of eligible domestic inventory, less any credit facility reserves.

As of September 30, 2010 and December 31, 2009, SBA’s outstanding draws against the Senior Secured Revolving Credit Facility were $26,953 and $5,853, respectively, and the remaining amounts available were $1,753 and $10,635, respectively. As of September 30, 2010 and December 31, 2009, SBA’s outstanding checks issued in excess of bank balances were $1,095 and $3,312, respectively, and outstanding stand-by letters of credit were $200. As of September 30, 2010, SBA was in compliance with all of the covenants under the Senior Secured Revolving Credit Facility.

Intcomex Peru S.A.C.

Intcomex Peru S.A.C. (“Intcomex Peru”) has three lines of credit with three financial institutions. The lines of credit are collateralized with a guarantee from Holdings and carry interest rates ranging from 3.5% to 6.0%, and mature on various dates through November 2010.

Intcomex de Guatemala, S.A.

Intcomex de Guatemala, S.A. (“Intcomex Guatemala”) has two lines of credit with two local financial institutions. The lines of credit carry interest rates of 7.5% and 11.0% and mature in March 2011 and October 2013, respectively.

Intcomex de Ecuador, S.A.

Intcomex de Ecuador, S.A. (“Intcomex Ecuador”) has two lines of credit with two local financial institutions. The lines of credit carry interest rates of 9.8% and 10.2% and mature on various dates through December 2010, respectively.

Computación Monrenca Panama, S.A.

Computación Monrenca Panama, S.A. (“Intcomex Panama”) has three lines of credit with three local financial institutions. The lines of credit carry interest rates ranging from 6.3% to 6.8%, which mature in April, June and September 2011.

Intcomex S.A. de C.V.

Intcomex S.A. de C.V. (“Intcomex El Salvador”) had outstanding checks of $283 in excess of bank balances with a local financial institution.

T.G.M. S.A.

TGM S.A. – Uruguay (“Intcomex Uruguay”) has two lines of credit with local financial institutions. The lines of credit carry interest rates of 7.0% and 8.0%, each of which matures in April 2011.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Intcomex Costa Rica Mayorista en Equipo de Cómputo, S.A.

Intcomex Costa Rica Mayorista en Equipo de Cómputo, S.A. (“Intcomex Costa Rica”) has one line of credit with a local financial institution. The line of credit carries an interest rate of 8.5% and matures in August 2011.

Intcomex S.A.

As of September 30, 2010 and December 31, 2009, Intcomex S.A. (“Intcomex Chile”) had undrawn stand-by letters of credit of $16,700 and $19,600, respectively.

Note 6. Long-Term Debt

Long-term debt consisted of the following for the periods presented:

	As of
	September 30, 2010	December 31, 2009
Long-term debt, net of current portion
Intcomex, Inc. – 13 1/4% Senior Notes, net of discount of $5,466 and $6,654, respectively	$114,534	$113,346
SBA – Capital lease	618	847
Intcomex Peru – Collateralized notes	494	579
Other, including various capital leases	405	210

Total long-term debt	116,051	114,982
Current maturities of long-term debt	(575)	(557)

Total long-term debt, net of current portion	$115,476	$114,425

Intcomex, Inc. – 13 1/4% Senior Notes

On December 22, 2009, the Company completed a private offering (the “13 1/4% Senior Notes Offering”) to eligible purchasers of $120,000 aggregate principal amount of its 13 1/4% Senior Notes due December 15, 2014 with an interest rate of 13.25% per year, payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2010. The 13 1/4% Senior Notes were offered at an initial offering price of 94.43% of par, or an effective yield to maturity of approximately 14.875%.

The Company used the net proceeds from the 13 1/4% Senior Notes Offering to, among other things, repay borrowings under its previous senior secured revolving credit facility, fund the repurchase, redemption or other discharge of its 11 1/4% Second Priority Senior Secured Notes, due January 15, 2011 (the “11 1/4% Senior Notes”), for which it conducted a tender offer, and for general corporate purposes. The 13 1/4% Senior Notes are guaranteed by all of the Company’s existing and future domestic restricted subsidiaries that guarantee its obligations under the Senior Secured Revolving Credit Facility.

In connection with the 13 1/4% Senior Notes Offering, the Company and certain subsidiaries of the Company that guaranteed the Company’s obligations (the “Guarantors”) entered into an indenture (the “13 1/4% Senior Notes Indenture”) with The Bank of New York Mellon Trust Company, N.A., (the “Trustee”), relating to the 13 1/4% Senior Notes. The Company’s obligations under the 13 1/4% Senior Notes and the Guarantors’ obligations under the guarantees will be secured on a second priority basis by a lien on 100% of the capital stock of certain of the Company’s and each Guarantor’s directly owned domestic restricted subsidiaries; 65% of the capital stock of the Company’s and each Guarantor’s directly owned foreign restricted subsidiaries; and substantially all the assets of SBA, to the extent that those assets secure the Company’s Senior Secured Revolving Credit Facility with Comerica Bank, subject to certain exceptions.

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

On June 15, 2010, the Company made a mandatory interest payment of $7,641 on its 13 1/4% Senior Notes. As of September 30, 2010 and December 31, 2009, the carrying value of the $120,000 principal amount of the 13 1/4% Senior Notes was $114,534 and $113,346, respectively. As of September 30, 2010, the Company was in compliance with all of the covenants and restrictions under the 13 1/4% Senior Notes.

SBA – Capital lease

On April 30, 2007, SBA entered into a lease agreement with Comerica Bank in the principal amount of $1,505 for leasehold improvements to the Miami office and purchase of warehouse equipment. Interest is due monthly at 6.84% of the total equipment costs and all outstanding amounts are due April 30, 2012. As of September 30, 2010 and December 31, 2009, $618 and $847, respectively, remained outstanding under the lease agreement.

Note 7. Income Taxes

Income tax provision (benefit) consists of the following for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Income tax provision (benefit)
Current (benefit) expense
Federal and state	$3	$22	$39	$61
Foreign	215	1,259	1,805	2,227

Total current expense	218	1,281	1,844	2,288

Deferred (benefit) expense
Federal and state	(791)	(22)	(856)	(61)
Foreign	379	(351)	512	(558)

Total deferred (benefit) expense	(412)	(373)	(344)	(619)

Total income tax (benefit) provision	$(194)	$908	$1,500	$1,669

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Effective tax rate
(Loss) income before provision for income taxes:
U.S.	$(4,453)	$(331)	$(11,590)	$(2,868)
Foreign	4,061	3,094	11,180	9,303

(Loss) income before (benefit) provision for income taxes	$(392)	$2,763	$(410)	$6,435

Tax at statutory rate at 34%	$(133)	$939	$(139)	$2,188
State income taxes, net of federal income tax benefit	(243)	5	(621)	(8)
Effect of tax rates on non-U.S. operations	(1,401)	47	(2,186)	(1,492)
Effect of tax rates on subpart F income	689	1,104	689	1,104
Change in valuation allowance	894	(1,187)	3,757	(123)

Effective tax (benefit) provision	$(194)	$908	$1,500	$1,669

The increase in our tax (benefit) provision to a benefit for the three months ended September 30, 2010, from a provision for the three months ended September 30, 2009 was primarily driven by the additional tax provisions recorded in our Chile operations for prior years’ tax adjustments and our Mexico and U.S. operations, offset by the additional valuation allowances recorded in the U.S. and related to the NOLs generated by our U.S. operations.

The decrease in our tax provision for the nine months ended September 30, 2010, as compared to the same period in 2009 was primarily driven by the additional valuation allowances recorded in the U.S. and related to the NOLs generated by our U.S. operations, offset by the additional tax provisions recorded in our Mexico and U.S. operations.

The Company’s net deferred tax assets were attributable to the following:

	As of September 30, 2010	As of December 31, 2009
Deferred tax assets
Current assets:
Allowance for doubtful accounts	$1,064	$1,053
Inventories	757	633
Accrued expenses	717	738
Other	266	140

Total current assets	2,804	2,564

Non-current assets:
Tax goodwill	679	864
Net operating losses	18,999	15,520
Other	1,345	1,164
Valuation allowances	(10,189)	(6,432)

Total non-current assets	10,834	11,116

Total deferred tax assets	$13,638	$13,680

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

	As of September 30, 2010	As of December 31, 2009
Deferred tax liabilities
Current liabilities:
Other	$(64)	$(231)

Total current liabilities	(64)	(231)

Non-current liabilities:
Fixed assets	(1,766)	(1,923)
Amortizable intangible assets	(525)	(614)
Other	(274)	(246)

Total non-current liabilities	(2,565)	(2,783)

Total deferred tax liabilities	(2,629)	(3,014)

Net deferred tax assets	$11,009	$10,666

As of September 30, 2010 and December 31, 2009, the balance of SBA’s tax goodwill was $1,805 and $2,297, respectively. SBA recorded tax goodwill of approximately $9,843 in July 1998, which is being amortized for tax purposes over 15 years. SBA established $262 of deferred tax assets for foreign withholding taxes paid in El Salvador during 2005.

As of September 30, 2010 and December 31, 2009, the Company’s U.S. federal and state of Florida net operating losses (“NOLs”) resulted in $16,518 and $13,271, respectively, of deferred tax assets, which will begin to expire in 2026. The Company analyzed the available evidence related to the realization of the deferred tax assets, considered the current downturn in the recent global economic environment and determined it is now more likely than not that the Company will not recognize a portion of its deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies.

The Company establishes a valuation allowance against its NOLs when it does not believe that it will realize the full benefit of the NOLs. As of September 30, 2010 and December 31, 2009, the Company recorded a valuation allowance of $10,189 and $6,432, respectively, against the respective NOLs, of which $7,928 and $4,467, respectively, related to the U.S. and $2,261 and $1,965 related to our In-country Operations.

As of September 30, 2010 and December 31, 2009, the Company recognized $2,025 and $3,248, respectively in subpart F income related to intercompany loans from its foreign affiliates. The Company did not provide additional tax provisions for future realization of subpart F income.

The Company’s NOLs, deferred tax asset resulting from the NOLs and the related valuation allowance consisted of the following for the periods presented:

	As of September 30, 2010				As of December 31, 2009
	Gross NOL	NOL Deferred Tax Asset	Valuation Allowance	NOL Expiration	Gross NOL	NOL Deferred Tax Asset	Valuation Allowance	NOL Expiration
U.S. federal and state	$43,144	$16,518	$7,928		$34,723	$13,271	$4,467
Foreign
Intcomex Argentina S.R.L.	4,654	1,629	1,629	2011	4,023	1,408	1,408	2011
Intcomex Colombia LTDA(1)	830	275	250	2013	830	275	250	2013
Intcomex Jamaica Ltd	590	196	—		720	251	—
Intcomex Mexico	1,277	382	382	2018	1,096	307	307	2018

Total foreign	$7,351	$2,482	$2,261		6,669	2,241	1,965

Total	$50,495	$19,000	$10,189		$41,392	$15,512	$6,432

(1)	The Company established a valuation allowance against the deferred tax assets pending further growth in Intcomex Colombia’s taxable income. Colombia allows for an eight year carryforward on NOLs, which expires in 2013.

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

The Company files tax returns in the state of Florida, the U.S. and in various foreign jurisdictions and is subject to periodic audits by state, domestic and foreign tax authorities. By statute, the Company’s U.S. tax returns are subject to examination by the Florida Department of Revenue and the IRS for fiscal years 2007 through 2009. The Company is subject to inspection by the tax authorities under the applicable law in the foreign jurisdictions throughout Latin America and the Caribbean in which the Company conducts business, for various statutes of limitation.

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

All derivative instruments are recorded in the Company’s consolidated balance sheet at fair value which represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices. The derivative instruments are not designated as hedging instruments and therefore, the changes in fair value are recognized currently in earnings during the period of change. The notional amount of forward exchange contracts is the amount of foreign currency bought or sold at maturity and is indicative of the extent of the Company’s involvement in the various types and uses of derivative instruments, but not a measure of the Company’s exposure to credit or market risks through its use of derivative instruments. As of September 30, 2010, the notional amount of derivative instruments outstanding in one of our In-country Operations was $5,217, all of which were foreign currency forward contracts.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

There were no derivative instruments outstanding as of December 31, 2009. A summary of the location and amounts of the fair value in the consolidated balance sheets and (gain) loss in the statements of operations related to the Company’s derivative instruments during the periods presented consisted of the following:

	Balance Sheet Location	Fair Value (1) as of
Derivatives instruments not designated or qualifying as hedging instruments under ASC 815(2):		September 30, 2010	December 31, 2009
Foreign currency contracts	Other liabilities	$350	$—

Total		$350	$—

(1)	Fair value is classified and disclosed as Level 2 category where significant other observable inputs that can be corroborated by observable market data.
(2)	Further information on the Company’s purpose for entering into derivative instruments not designated as hedging instruments and the overall risk management strategies are discussed in Part I—Financial Information, 1A. “Risk Factors” in the Company’s Annual Report.

		(Gain)/Loss for the
	Statement of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative instruments not designated or qualifying as hedging instruments under ASC 815:		2010	2009	2010	2009
Foreign currency contracts	Other expense (income)	$3,738	$—	$2,970	$—

Total		$3,738	$—	$2,970	$—

Note 9. Share-Based Compensation

The Company recognizes compensation expense for its share-based compensation plans utilizing the modified prospective method for awards issued, modified, repurchased or canceled under the provisions of FASB ASC 718, Compensation-Stock Compensation. Share-based compensation expense is based on the fair value of the award and measured at grant date, recognized as an expense in earnings over the requisite service period and is recorded in salary, wages and benefits in the consolidated statements of operations as part of selling, general and administrative expenses.

Compensation expense related to the Company’s share-based compensation arrangements consists of the following for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Share-based compensation arrangements charged against income:
Stock options(1)	$—	$45	$56	$143
Restricted shares of Class B common stock, non-voting(2)	29	19	67	42

Total	$29	$64	$123	$185

(1)	Stock options were issued pursuant to the 2007 Founders’ Grant Stock Option Plan (the “2007 Founders’ Option Plan”).
(2)	Restricted shares of Class B common stock, non-voting, were issued pursuant to the 2008, 2009 and 2010 Restricted Stock Issuances.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Outstanding compensation costs related to the Company’s unvested share-based compensation arrangements consisted of the following:

	As of
Outstanding compensation costs for unvested share-based compensation arrangements:	September 30, 2010	December 31, 2009
Stock options(1)	$—	$56
Restricted shares of Class B common stock, non-voting(2)	179	147

Total	$179	$203

(1)	Stock options were issued pursuant to the 2007 Founders’ Option Plan.
(2)	Restricted shares of Class B common stock, non-voting, were issued pursuant to the 2008, 2009 and 2010 Restricted Stock Issuances.

As of September 30, 2010 and December 31, 2009, the outstanding compensation costs for unvested share-based compensation arrangements will be recognized over a weighted-average period of 2.1 and 2.0 years, respectively.

Stock Options

In February 2007, options to acquire an aggregate of 1,540 shares of Class B common stock, non-voting were granted under the 2007 Founders’ Option Plan to certain management employees and independent, non-employee directors. The options were granted at an exercise price of $1,077 per share, which was equal to the fair value of our common stock on the date of grant. The weighted-average grant date fair value of the options granted during the year ended December 31, 2007 was $566 per share. The shares vest ratably over a three-year vesting period of one-third per year on the annual anniversary date and expire 10 years from the date of grant. There were no stock options granted during the three and nine months ended September 30, 2010 and 2009. As of September 30, 2010, all of the outstanding options were vested. As of December 31, 2009, 853 options were vested.

A summary of the stock option activity under the 2007 Founders’ Option Plan and changes during the periods presented, consisted of the following:

	Shares	Weighted-Average Exercise Price per Share (in dollars)	Weighted-Average Remaining Contractual Term (in years)
Outstanding at January 1, 2008	1,540	$1,077	9.2
Granted	—	—
Exercised	—	—
Forfeited or expired	(50)	—

Outstanding at December 31, 2008	1,490	$1,077	8.2
Granted	—	—
Exercised	—	—
Forfeited or expired	(210)	$1,077

Outstanding at December 31, 2009	1,280	$1,077	7.2
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at September 30, 2010	1,280	$1,077	6.3

Vested and expected to vest at September 30, 2010	1,280	$1,077	6.3

Exercisable at September 30, 2010	1,280	$1,077	6.3

The options were antidilutive as of September 30, 2010 and December 31, 2009, as the fair value of the options was below the exercise price of the options. The fair value of the options was determined using the Black-Scholes option pricing model as of April 23, 2007, the measurement date or the date the Company received unanimous approval from shareholders for the 2007

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Founders’ Option Plan. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, and requires the input of subjective assumptions, including expected price volatility and term. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options. Projected data related to the expected volatility and expected life of stock options is typically based upon historical and other information. The fair value of the options granted in 2007 was estimated at the date of grant using the following assumptions:

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

Restricted Shares of Common Stock

In February 2008, our Board of Directors authorized, and in June 2008, our shareholders approved the issuance of 73 restricted shares of Class B common stock, non-voting, with a three-year cliff vesting period to our director Mr. Henriques, as the initial equity consideration for his election to the Board of Directors and 41 restricted shares of Class B common stock, non-voting, with a three-year cliff vesting period to each of our director Mr. Madden and our former director Ms. Miltner, as annual equity consideration for their board membership, (collectively the “2008 Restricted Stock Issuances”). In January 2009, Ms. Miltner surrendered her right to the restricted shares of Class B common stock, non-voting in accordance with the terms of her resignation agreement with the Company.

In May 2009, our Board of Directors authorized and our shareholders approved the issuance of 96 restricted shares of Class B common stock, non-voting, with a three-year cliff vesting period to each of our directors Messrs. Henriques and Madden, as annual equity consideration for their board membership (collectively the “2009 Restricted Stock Issuance”).

In September 2009, our Board of Directors approved, subject to shareholder approval, the designation of an additional 1,000 shares of Class B common stock, non-voting, to be reserved for the grant of restricted stock to our Board of Directors.

In June 2010, our Board of Directors authorized and our shareholders approved the issuance of 64 restricted shares of Class B common stock, non-voting, with a three-year cliff vesting period to each of our directors Messrs. Henriques and Madden, as annual equity consideration for their board membership (collectively the “2010 Restricted Stock Issuance”). The Company did not grant any restricted shares of common stock during the three and nine months ended September 30, 2009.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

A summary of the unvested restricted shares of Class B common stock, non-voting award activity and changes during the periods presented consisted of the following:

	Restricted Common Stock, Non-voting (in shares)	Weighted-Average Grant-Date Fair Value per Share (in dollars)
Unvested Balance at January 1, 2009	155	$1,225	(1)
Granted	192	$521	(2)
Vested	—	—
Forfeited	(41)	$1,225

Unvested Balance at December 31, 2009	306	$1,040	(3)

Granted	128	$790	(4)
Vested	—	—
Forfeited	—	—

Unvested Balance at September 30, 2010	434	$910	(3)

(1)	The fair value was estimated by the Company on the date the Company received unanimous shareholder approval of the grant.
(2)	The fair value was determined as of the date the Company received unanimous shareholder approval of the grant.
(3)	The fair value was determined using the weighted-average fair value per share to reflect the portion of the period during which shares were outstanding.
(4)	The fair value was determined as of the date the Company granted the shares.

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

Leases

The Company leases office, warehouse facilities, and warehouse equipment under non-cancelable operating leases, including a 10-year lease for 221,021 square feet of office and warehouse space in Miami, Florida. The commencement date of the lease was May 1, 2007, with a base rent expense of $146 per month and an annual 3.0% escalation clause.

Note 11. Additional Paid in Capital

Total compensation expense for share-based compensation arrangements charged against income was $29 and $55 for the three months ended September 30, 2010 and 2009, respectively, and $123 and $185 for the nine months ended September 30, 2010 and 2009, respectively. For a detailed discussion of the share-based compensation, see “Note 9. Share-Based Compensation” in these Notes to Unaudited Condensed Consolidated Financial Statements.

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

Inter-segment revenue primarily represents intercompany revenue between the Miami Operations and the In-country Operations at established prices. Intercompany revenue between the related companies is eliminated in consolidation. The measure for the Company’s segment profit is operating income. Financial information by geographic operating segment is as follows for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Statement of Operations Data:
Revenue
Miami Operations
Revenue from unaffiliated customers(1)	$53,416	$61,304	$167,471	$173,482
Intersegment	62,930	58,053	209,588	169,549

Total Miami Operations	116,346	119,357	377,059	343,031
In-country Operations
In-country Operations, excluding Intcomex Chile	135,660	115,451	393,605	346,942
Intcomex Chile	59,213	54,528	181,476	140,809

In-country Operations	194,873	169,979	575,081	487,751
Eliminations of inter-segment	(62,930)	(58,053)	(209,588)	(169,549)

Total revenue	$248,289	$231,283	$742,552	$661,233

Operating income
Miami Operations	$619	$1,526	$3,078	$1,733
In-country Operations	2,103	4,949	11,068	10,395

Total operating income	$2,722	$6,475	$14,146	$12,128

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

	As of September 30, 2010	As of December 31, 2009
Balance Sheet Data:
Assets
Miami Operations	$140,261	$126,440
In-country Operations
In-country Operations, excluding Intcomex Chile	110,279	98,342
Intcomex Chile	99,678	83,319

In-country Operations	209,957	181,661

Total assets	$350,218	$308,101

Property & equipment, net
Miami Operations	$7,406	$7,538
In-country Operations	9,131	8,757

Total property & equipment, net	$16,537	$16,295

Goodwill
Miami Operations	$—	$—
In-country Operations	13,837	13,704

Total goodwill	$13,837	$13,704

(1)	For purposes of geographic disclosure, revenue is attributable to the country in which the Company’s individual business resides.

Note 13. Guarantor Condensed Consolidating Financial Statements

At September 30, 2010 and December 31, 2009, the carrying value of the $120,000 principal amount of the 13 1/4% Senior Notes was $114,534 and $113,346, respectively. The 13 1/4% Senior Notes are unconditionally guaranteed on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries (collectively, the “Subsidiary Guarantors”), but not the Company’s foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”). The 11 3/4% Senior Notes were unconditionally guaranteed by each of the Subsidiary Guarantors, with the exception of the Non-Guarantor Subsidiaries. Each of the note guarantees covers the full amount of the 13 1/4% Senior Notes and each of the Subsidiary Guarantors is 100% owned by the Company. Pursuant to Rule 3-10(f) of Regulation S-X under the rules promulgated under the Securities Act of 1933, the Parent company has prepared condensed consolidating financial information for the Parent company, the subsidiaries that are Guarantors of the Company’s obligations under the 13 1/4% Senior Notes on a combined basis and the Non-Guarantor Subsidiaries on a combined basis.

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2010

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Current assets
Cash and equivalents	$—	$269	$27,503	$—	$27,772
Trade accounts receivable, net	—	72,893	77,325	(46,880)	103,338
Inventories	—	31,198	95,553	—	126,751
Other	41,412	5,764	76,988	(81,773)	42,391

Total current assets	41,412	110,124	277,369	(128,653)	300,252

Long-term assets
Property and equipment, net	4,457	2,949	9,131	—	16,537
Investments in subsidiaries	136,021	213,936	—	(349,957)	—
Goodwill	—	7,418	6,419	—	13,837
Other	15,551	52,595	3,863	(52,417)	19,592

Total assets	$197,441	$387,022	$296,782	$(531,027)	$350,218

Liabilities and shareholders’ equity
Current liabilities	$7,026	$166,389	$144,964	$(128,612)	$189,767
Long-term debt, net of current maturities	114,534	334	608	—	115,476
Other long-term liabilities	35,223	18,322	3,199	(52,427)	4,317

Total liabilities	156,783	185,045	148,771	(181,039)	309,560
Total shareholders’ equity	40,658	201,977	148,011	(349,988)	40,658

Total liabilities and shareholders’ equity	$197,441	$387,022	$296,782	$(531,027)	$350,218

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2010

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$116,346	$194,873	$(62,930)	$248,289
Cost of revenue	—	109,050	178,788	(63,102)	224,736

Gross profit	—	7,296	16,085	172	23,553
Operating expenses	2,239	4,611	13,981	—	20,831

Operating (loss) income	(2,239)	2,685	2,104	172	2,722
Other expense, net
Interest expense, net	5,068	678	(365)	—	5,381
Other, net	(5,313)	(5,428)	(266)	8,740	(2,267)

Total other expense (income)	(245)	(4,750)	(631)	8,740	3,114
(Loss) income before (benefit) provision for income taxes	(1,994)	7,435	2,735	(8,568)	(392)
(Benefit) provision for income taxes	(1,796)	1,531	71	—	(194)

Net (loss) income	$(198)	$5,904	$2,664	$(8,568)	$(198)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2009

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$119,355	$169,981	$(58,053)	$231,283
Cost of revenue	—	112,139	153,879	(58,068)	207,950

Gross profit	—	7,216	16,102	15	23,333
Operating expenses	1,803	3,847	11,208	—	16,858

Operating (loss) income	(1,803)	3,369	4,894	15	6,475
Other expense, net
Interest expense, net	3,752	342	(404)	—	3,690
Other, net	(4,535)	(6,431)	(194)	11,182	22

Total other (income) expense	(783)	(6,089)	(598)	11,182	3,712
Income (loss) before (benefit) provision for income taxes	(1,020)	9,458	5,492	(11,167)	2,763
(Benefit) provision for income taxes	(2,875)	2,700	1,083	—	908

Net income (loss)	$1,855	$6,758	$4,409	$(11,167)	$1,855

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2010

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$377,059	$575,081	$(209,588)	$742,552
Cost of revenue	—	354,176	526,194	(209,310)	671,060

Gross profit	—	22,883	48,887	(278)	71,492
Operating expenses	6,310	13,217	37,819	—	57,346

Operating (loss) income	(6,310)	9,666	11,068	(278)	14,146
Other expense, net
Interest expense, net	14,984	1,546	(1,222)	—	15,308
Other, net	(14,668)	(15,189)	2,007	27,098	(752)

Total other expense (income)	316	(13,643)	785	27,098	14,556
(Loss) income before (benefit) provision for income taxes	(6,626)	23,309	10,283	(27,376)	(410)
(Benefit) provision for income taxes	(4,716)	4,042	2,174	—	1,500

Net (loss) income	$(1,910)	$19,267	$8,109	$(27,376)	$(1,910)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2009

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$343,030	$487,752	$(169,549)	$661,233
Cost of revenue	—	322,728	442,984	(169,602)	596,110

Gross profit	—	20,302	44,768	53	65,123
Operating expenses	6,010	12,503	34,482	—	52,995

Operating (loss) income	(6,010)	7,799	10,286	53	12,128
Other expense, net
Interest expense, net	11,018	1,276	(1,200)	—	11,094
Other, net	(17,114)	(15,674)	(1,762)	29,149	(5,401)

Total other (income) expense	(6,096)	(14,398)	(2,962)	29,149	5,693
Income (loss) before (benefit) provision for income taxes	86	22,197	13,248	(29,096)	6,435
(Benefit) provision for income taxes	(4,680)	4,117	2,232	—	1,669

Net income (loss)	$4,766	$18,080	$11,016	$(29,096)	$4,766

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2010

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Cash flows from operating activities	$(11,093)	$(8,411)	$2,916	$—	$(16,588)

Cash flows from investing activities
Purchases of property and equipment, net	(1,522)	(87)	(1,726)	—	(3,335)
Other	9,978	(9,964)	(115)	—	(101)

Cash flows from investing activities	8,456	(10,051)	(1,841)	—	(3,436)

Cash flows from financing activities
Payments under lines of credit, net	—	18,883	2,147		21,030
Borrowings under long-term debt	—	—	528	—	528
Payments of long-term debt	—	(193)	(256)	—	(449)

Cash flows from financing activities	—	18,690	2,419	—	21,109

Effects of exchange rate changes on cash	—	—	(547)	—	(547)

Net (decrease) increase in cash and cash equivalents	(2,637)	228	2,947	—	538
Cash and cash equivalents, beginning of period	2,637	41	24,556	—	27,234

Cash and cash equivalents, end of period	$—	$269	$27,503	$—	$27,772

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2009

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Cash flows from operating activities	$(14,698)	$18,217	$(2,147)	$—	$1,372

Cash flows from investing activities
Purchases of property and equipment, net	(945)	(223)	(847)	—	(2,015)
Other	18,202	(17,952)	(374)	—	(124)

Cash flows from investing activities	17,257	(18,175)	(1,221)	—	(2,139)

Cash flows from financing activities
Payments under lines of credit, net	—	425	4,278		4,703
Borrowings under long-term debt	—	—	79	—	79
Payments of long-term debt	(2,556)	(289)	(201)	—	(3,046)

Cash flows from financing activities	(2,556)	136	4,156	—	1,736

Effects of exchange rate changes on cash	—	—	11	—	11

Net increase in cash and cash equivalents	3	178	799	—	980
Cash and cash equivalents, beginning of period	—	26	22,318	—	22,344

Cash and cash equivalents, end of period	$3	$204	$23,117	$—	$23,324

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”), including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, beliefs, estimates, forecasts, projections and management’s assumptions about our Company, our future performance, our liquidity and the IT products distribution industry in which we operate. Words such as “may,” “intend,” “expect,” “anticipate,” “believe,” “target,” “goal,” “project,” “plan,” “seek,” “estimate,” “continue,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances; - such statements include but are not limited to, management’s expectations for competition; revenues; margin; expenses and other operating results; capital expenditures; liquidity; capital requirements; acquisitions and exchange rate fluctuations. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, elsewhere herein and under “Part II —Other Information, Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 22, 2010 (“Annual Report”) under “Part I. Item 1A. Risk Factors”. These risks and uncertainties include, but are not limited to the following:

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

Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statement because of certain factors discussed below or elsewhere in this Quarterly Report or included in our Annual Report. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and notes thereto, which are included in our Annual Report, and our unaudited condensed consolidated financial statements for the fiscal quarter and year to date period ended September 30, 2010, which are included in this Quarterly Report.

Overview

We believe we are the largest pure play value-added distributor of IT products focused solely on serving Latin America and the Caribbean. We distribute computer components, peripherals, software, computer systems, accessories, networking products and digital consumer electronics to more than 50,000 customers in 40 countries. We offer single source purchasing to our customers by providing an in-stock selection of more than 6,100 products from over 153 vendors, including the world’s leading IT product manufacturers. From our headquarters and main distribution center in Miami, we support a network of 22 sales and distribution operations in 12 Latin American and Caribbean countries and a sales office in Brazil.

Our results for the three and nine months ended September 30, 2010 reflect an increase in revenue across most of our product lines and our customer markets, as compared to the corresponding period in 2009. Revenue increased $17.0 million, or 7.4% to $248.3 million for the three months ended September 30, 2010, as compared to $231.3 million for the three months ended September 30, 2009. Revenue increased $81.3 million, or 12.3% to $742.6 million for the nine months ended September 30, 2010, as compared to $661.2 million for the nine months ended September 30, 2009. The improvement in the global economy, which experienced a downturn in late 2008 and early 2009, was the main driver for the increase in our revenues. Gross profit increased $0.3 million, or 0.9% to $23.6 million for the three months ended September 30, 2010, as compared to $23.3 million for the three months ended September 30, 2009. Gross profit increased $6.4 million, or 9.8% to $71.5 million for the nine months ended September 30, 2010, as compared to $65.1 million for the nine months ended September 30, 2009. The improvement in gross profit was the result of the higher sales volume.

Total operating expenses increased $3.9 million, or 23.6% to $20.8 million for the three months ended September 30, 2010, as compared to $16.9 million for the three months ended September 30, 2009. Total operating expenses increased $4.3 million, or 8.2% to $57.3 million for the nine months ended September 30, 2010, as compared to $53.0 million for the nine months ended September 30, 2009. The increase in operating expenses resulted primarily from the additional salary and payroll-related expenses incurred during the three and nine months ended September 30, 2010. Other expense (income) decreased $0.6 million, or 16.1% to $3.1 million during the three months ended September 30, 2010, as compared to $3.7 million for the three months ended September 30, 2009. Other expense (income) increased $8.9 million to $14.6 million during the nine months ended September 30, 2010, as compared to $5.7 million for the nine months ended September 30, 2009. The increase in other expense (income) during the nine months ended September 30, 2010 was due primarily to the higher interest expense related to our $120.0 million 13 1/4% Second Priority Senior Secured Notes due December 15, 2014 (the “13 1/4% Senior Notes”) that were issued concurrent with the redemption and cancellation of the 11 3/4% Second Priority Senior Secured Notes due January 15, 2011 (the “11 3/4% Senior Notes”). The increase was also a result of the absence of the $4.4 million gain on the repurchase of $7.1 million of our 11 3/4% Senior Notes at substantial discounts to their face amounts during the nine months ended September 30, 2009.

Net loss was $0.2 million for the three months ended September 30, 2010, as compared to net income of $1.9 million for the three months ended September 30, 2009. Net loss was $1.9 million for the nine months ended September 30, 2010, as compared to net income of $4.8 million for the nine months ended September 30, 2009.

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

•

Shift in revenue to In-country Operations. One of our growth strategies is to expand the geographic presence of our In-country Operations into areas in which we believe we can achieve higher gross margins than our Miami Operations. Miami gross margins are generally lower than gross margins from our In-country Operations because the Miami export market is more competitive due to the high concentration of other Miami-based IT distributors who compete for the export business of resellers and retailers located in Latin America or the Caribbean. In addition, these resellers and retailers generally have larger average order quantities than customers of our In-country Operations segment, and as a result, benefit from lower average prices. Revenue from our In-country Operations grew by an average of 18.0% annually between 2001 and 2009, as compared to growth in revenue from our Miami Operations of an average of 6.5% annually over the same period. Revenue from our In-country Operations accounted for 78.5% and 73.5% of consolidated revenue for the three months ended September 30, 2010 and 2009, respectively. Revenue from our In-country Operations accounted for 77.4% and 73.8% of consolidated revenue for the nine months ended September 30, 2010 and 2009, respectively.

•

Exposure to fluctuations in foreign currency. A significant portion of the revenues from our In-country Operations is invoiced in currencies other than the U.S. dollar and a significant amount of the operating expenses from our In-country Operations are denominated in currencies other than the U.S. dollar. In markets where we invoice in local currency, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, the appreciation of the U.S. dollar could have a marginal impact on our results of operations due to lower demand caused by the appreciation of the U.S. dollar. In markets where our books and records are maintained in currencies other than the U.S. dollar, the appreciation of the local currency will increase our operating expenses and decrease our operating margins in U.S. dollar terms. Our consolidated statements of operations include a foreign exchange gain of $1.8 million and $0.5 million, respectively, for the three months ended September 30, 2010 and 2009, and a foreign exchange gain of $0.6 million and $1.6 million, respectively, for the nine months ended September 30, 2010 and 2009. We periodically engage in foreign currency contracts when available and when doing so is not cost prohibitive. In periods when we do not, foreign currency fluctuations may adversely affect our results of operations, including our gross margins and operating margins.

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

When we purchase goods from these vendors, we need to increase our use of available cash or borrowings under our credit facility (in each case to the extent available) to pay the purchase price of the products, which adversely affects our liquidity and can adversely affect our results of operations and opportunities for growth. We purchase credit insurance to support trade credit lines extended to our customers which can been restricted due to regional or global economic events or disruptions in the credit markets. Periodically, credit insurers may tighten the requirements for extending credit insurance coverage thereby limiting our capacity to extend trade credit to our customers and the growth of our business throughout the region.

•

Increased levels of indebtedness. During December 2009, we completed a cash tender offer for $96.9 million aggregate principal amount of 11 3/4% Senior Notes outstanding. We financed the tender offer with the net cash proceeds of $120.0 million aggregate principal amount of the 13 1/4% Senior Notes that were sold in a private placement transaction which closed on December 22, 2009. We used the proceeds from the sale of the 13 1/4% Senior Notes to repay our borrowings under, and renew our existing senior secured credit facility, repurchase, redeem or otherwise discharge our 11 3/4% Senior Notes and the balance for general corporate purposes. For the three months ended September 30, 2010 and 2009, interest expense was $5.5 million and $3.8 million, respectively, and for the nine months ended September 30, 2010 and 2009, interest expense was $15.6 million and $11.5 million, respectively.

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

In connection with our goodwill impairment testing and analysis conducted in 2009, we noted that the fair value of the goodwill of Intcomex Holdings SPC-1, LLC (“Intcomex Mexico”) exceeded the carrying amount by 3.4%. The fair value of Intcomex Mexico was determined using management’s estimate of fair value based upon the financial projections for the business given the recent economic contraction in Mexico’s gross domestic product, or GDP. As of September 30, 2010 and December 31, 2009, the balance of Intcomex Mexico’s goodwill was $3.1 million and $2.9 million, respectively, which represented 9.3% and 9.5%, respectively, of the carrying amount of Intcomex Mexico and less than 1.0% of our total assets. An extended period of economic contraction could result in a further impairment to the carrying amount of the goodwill of Intcomex Mexico. We did not record an impairment charge for goodwill and identifiable intangible assets for the three and nine months ended September 30, 2010 and 2009.

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

As of September 30, 2010 and December 31, 2009, our U.S. and state of Florida NOLs resulted in $16.5 million and $13.3 million, respectively, of deferred tax assets, which will begin to expire in 2026. As of September 30, 2010 and December 31,

2009, Intcomex Argentina, S.R.L. (“Intcomex Argentina”) had $4.7 million and $4.0 million, respectively, in NOLs resulting in $1.6 million and $1.4 million, respectively, of deferred tax assets, which will begin to expire in 2011. As of September 30, 2010 and December 31, 2009, Intcomex Mexico had $1.3 million and $1.1 million, respectively, in NOLs resulting in $0.4 million and $0.3 million, respectively, of deferred tax assets, which will expire in 2018. As of September 30, 2010 and December 31, 2009, Intcomex Colombia LTDA (“Intcomex Colombia”) had $0.8 million in NOLs resulting in $0.3 million of deferred tax assets related to a NOL carryforward.

We periodically analyze the available evidence related to the realization of the deferred tax assets, including the current economic environment and determine if it is more likely than not that we will not recognize a portion of our deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies. As of September 30, 2010 and December 31, 2009, we had a valuation allowance of $7.9 million and $4.5 million, respectively, related to our U.S. and state of Florida NOLs and $2.3 million and $2.0 million, respectively, related to our foreign NOLs, as management does not believe that it will realize the full benefit of these NOLs. Our future results of operations may be impacted by a prolonged weakness in the economic environment, which may result in further valuation allowances on our deferred tax assets and adversely affect our results of operations or financial condition.

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

Comparison of the quarter ended September 30, 2010 versus the quarter ended September 30, 2009

The following table sets forth selected financial data and percentages of revenue for the periods presented:

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
	Dollars (in thousands)	Percentage of Revenue	Dollars (in thousands)	Percentage of Revenue
Revenue	$248,289	100.0%	$231,283	100.0%
Cost of revenue	224,736	90.5%	207,950	89.9%

Gross profit	23,553	9.5%	23,333	10.1%
Selling, general and administrative	19,734	8.0%	15,780	6.8%
Depreciation and amortization	1,097	0.4%	1,078	0.5%

Total operating expenses	20,831	8.4%	16,858	7.3%

Operating income	2,722	1.1%	6,475	2.8%
Other expense, net	3,114	1.3%	3,712	1.6%

(Loss) income before (benefit) provision for income taxes	(392)	(0.2)%	2,763	1.2%
(Benefit) provision for income taxes	(194)	(0.1)%	908	0.4%

Net (loss) income	$(198)	(0.1)%	$1,855	0.8%

Revenue. Revenue increased $17.0 million, or 7.4%, to $248.3 million for the three months ended September 30, 2010, from $231.3 million for the three months ended September 30, 2009. Our revenue growth was driven by the increased demand for our products throughout Latin America and the Caribbean, as a result of the improved economic conditions and our efforts to grow and diversify our product offerings. Revenue growth was driven primarily by the increase in sales of notebook computers of $10.5 million, memory products of $3.8 million, basic “white-box” systems of $3.1 million and printers of $1.3 million in our In-country Operations, particularly in Argentina, Chile, Colombia, Costa Rica, Ecuador, Guatemala and Peru. We experienced a 6.3% increase in unit shipments across our core product lines and a 0.7% increase in average sales prices across the same core products for the three months ended September 30, 2010, as compared to the same period in 2009, due to the improved demand for our products. Revenue derived from our In-country Operations increased $24.9 million, or 14.6%, to $194.9 million for the three months ended September 30, 2010, from $170.0 million for the three months ended September 30, 2009. Revenue derived from our In-country Operations accounted for 78.5% of our total revenue for the three months ended September 30, 2010, as compared to 73.5% of our total revenue for the three months ended September 30, 2009. The growth in revenue from our In-country Operations was mainly due to the overall increase in sales in Chile, Colombia and Peru, and to a lesser extent, Argentina, Costa Rica, Ecuador, El Salvador, Guatemala and Uruguay, partially offset by a decline in sales in Mexico. This growth was driven by the increased sales volume and price of notebook computers, memory products and basic “white-box” systems and the increased sales volume of printers and software products. Revenue derived from our Miami Operations decreased $7.9 million, or 12.9%, to $53.4 million for the three months ended September 30, 2010 (net of $62.9 million of revenue derived from sales to our In-country Operations) from $61.3 million for the three months ended September 30, 2009 (net of $58.1 million of revenue derived from sales to our In-country Operations). The decline in revenue derived from our Miami Operations reflected the decreased sales volume and price of hard disk drives and software products. Offsetting the decline was an increase in sales volume of memory products and, to a lesser extent, an increase in sales volume and price of printers, central processing units (“CPUs”) and notebook computers.

Gross profit. Gross profit increased $0.3 million, or 0.9%, to $23.6 million for the three months ended September 30, 2010, from $23.3 million for the three months ended September 30, 2009. Gross profit from our In-country Operations was $16.2 million for the three months ended September 30, 2010 and $15.9 million for the same period in 2009 and accounted for 68.7% of our consolidated gross profit for the three months ended September 30, 2010, as compared to 68.1% of our consolidated gross profit for the three months ended September 30, 2009. Gross profit from our Miami Operations was $7.4 million for both the three months ended September 30, 2010 and 2009. Inventory obsolescence expense was $0.8 million during the three months ended September 30, 2010, as compared to $0.3 million for the same period in 2009, which impacted our gross margins by 0.2%. As a percentage of revenue, gross margin decreased to 9.5% for the three months ended September 30, 2010, as compared to 10.1% for the three months ended September 30, 2009.

Operating expenses. Total operating expenses increased $3.9 million, or 23.6%, to $20.8 million for the three months ended September 30, 2010, from $16.9 million for the three months ended September 30, 2009. As a percentage of revenue, operating expenses increased to 8.4% of revenue for the three months ended September 30, 2010, as compared to 7.3% of revenue for the three months ended September 30, 2009. The increase in operating expenses resulted from higher salary and payroll-related expenses of $1.8 million and the effects of strengthening currencies of $0.6 million, primarily in Chile, Colombia, and Costa Rica. In addition, operating expenses increased due to higher marketing and advertising and bad debt expenses of $0.5 million for the three months ended September 30, 2010. As a percentage of total operating expenses, salary and payroll-related expenses increased to 53.7% of total operating expenses for the three months ended September 30, 2010, as compared to 53.6% for the three months ended September 30, 2009. Operating expenses from our In-country Operations increased $3.1 million, or 28.7%, to $14.1 million for the three months ended September 30, 2010, as compared to $10.9 million for the three months ended September 30, 2009, due to the higher salary and payroll-related expenses, office, warehouse, building and occupancy expenses mainly in Argentina, Chile, Colombia and Mexico. Excluding the effects of the strengthening currencies, operating expenses from our In-country Operations would have increased $1.7 million for the three months ended September 30, 2010. Operating expenses from our Miami Operations increased $0.8 million, or 14.1%, to $6.8 million for the three months ended September 30, 2010, as compared to $5.9 million for the three months ended September 30, 2009, due to the higher level of salary and payroll-related expenses.

Operating income. Operating income decreased $3.8 million, or 58.0%, to $2.7 million for the three months ended September 30, 2010, from $6.5 million for the three months ended September 30, 2009, driven primarily by the higher salary and payroll-related expenses. Operating income from our In-country Operations decreased $2.8 million, or 57.5%, to $2.1 million for the three months ended September 30, 2010, from $4.9 million for the three months ended September 30, 2009, primarily from the higher salary and payroll-related expenses coupled with the effect of the strengthening local currencies. Operating income from our Miami Operations decreased $0.9 million, or 59.5% to $0.6 million for the three months ended September 30, 2010, from $1.5 million for the three months ended September 30, 2009, driven mainly by the lower sales volume and higher salary and payroll-related expenses.

Other expense, net. Other expense, net decreased $0.6 million, or 15.8%, to $3.1 million for the three months ended September 30, 2010, from $3.7 million for the three months ended September 30, 2009. The decrease in other expense, net was primarily attributable to the higher interest expense of $1.7 million related to the 13 1/4% Senior Notes that were issued concurrent with the redemption and cancellation of the 11 3/4% Senior Notes. The increase in other expense, net was partially offset by a $0.4 million business interruption insurance recovery in Chile (April 2010 earthquake claim) and the increase in the foreign exchange gain of $1.3 million to $1.8 million for the three months ended September 30, 2010, from $0.5 million for the three months ended September 30, 2009, which resulted from the strengthening local currencies relative to the U.S. dollar.

(Benefit) provision for income taxes. (Benefit) provision for income taxes decreased $1.1 million to a benefit of $0.2 million for the three months ended September 30, 2010, from a provision of $0.9 million for the three months ended September 30, 2009. The decrease was due to lower taxable earnings and the movement during the quarter from pretax income to pretax loss.

Net (loss) income. Net (loss) income decreased to net loss of $0.2 million for the three months ended September 30, 2010, as compared to net income of $1.9 million for the three months ended September 30, 2009.

Comparison of the nine months ended September 30, 2010 versus the nine months ended September 30, 2009

The following table sets forth selected financial data and percentages of revenue for the periods presented (in thousands):

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Revenue	$742,552	100.0%	$661,233	100.0%
Cost of revenue	671,060	90.4%	596,110	90.2%

Gross profit	71,492	9.6%	65,123	9.8%
Selling, general and administrative	54,148	7.3%	49,802	7.5%
Depreciation and amortization	3,198	0.4%	3,193	0.5%

Total operating expenses	57,346	7.7%	52,995	8.0%

Operating income	14,146	1.9%	12,128	1.8%
Other expense	14,556	2.0%	5,693	0.9%

(Loss) income before provision for income taxes	(410)	(0.1)%	6,435	1.0%
Provision for income taxes	1,500	0.2%	1,669	0.3%

Net (loss) income	$(1,910)	(0.3)%	$4,766	0.7%

Revenue. Revenue increased $81.3 million, or 12.3%, to $742.6 million for the nine months ended September 30, 2010, from $661.2 million for the nine months ended September 30, 2009. Our revenue growth was driven by the increased demand for our products throughout Latin America and the Caribbean, as a result of the improved economic conditions and our efforts to grow and diversify our product offerings. Revenue growth was driven primarily by the increase in sales of notebook computers of $45.2 million, memory products of $17.9 million, basic “white-box” systems of $10.8 million, hard disk drives of $2.7 million and printers of $2.5 million. We experienced an 11.8% increase in unit shipments across our core product lines coupled with a 2.5% increase in average sales prices across the same core products for the nine months ended September 30, 2010, as compared to the same period in 2009, due to the improved demand for our products. Revenue derived from our In-country Operations increased $87.3 million, or 17.9%, to $575.1 million for the nine months ended September 30, 2010, from $487.8 million for the nine months ended September 30, 2009. Revenue derived from our In-country Operations accounted for 77.4% of our total revenue for the nine months ended September 30, 2010, as compared to 73.8% of our total revenue for the nine months ended September 30, 2009. The growth in revenue from our In-country Operations was mainly driven by the overall increase in sales in Chile, Colombia, Costa Rica and Peru, partially offset by a decline in sales in Mexico. This growth was driven by the increased sales volume and price of memory products, basic “white-box” systems and hard disk drives and the increased sales volume of notebook computers and printers. Revenue derived from our Miami Operations decreased $6.0 million, or 3.5%, to $167.5 million for the nine months ended September 30, 2010 (net of $209.6 million of revenue derived from sales to our In-country Operations) from $173.5 million for the nine months ended September 30, 2009 (net of $169.5 million of revenue derived from sales to our In-country Operations). The decline in revenue derived from our Miami Operations reflected the decreased sales volume of software products and CPUs and the decrease in sales volume of motherboards, monitors and hard disk drives, partially offset by the increase in sales volume and price of memory products and the increased sales volume of printers and notebook computers.

Gross profit. Gross profit increased $6.4 million, or 9.8%, to $71.5 million for the nine months ended September 30, 2010, from $65.1 million for the nine months ended September 30, 2009. The increase was driven by higher sales volume in our In-country Operations. Gross profit from our In-country Operations increased $3.8 million, or 8.5%, to $48.5 million for the nine months ended September 30, 2010, from $44.7 million for the nine months ended September 30, 2009. The improvement in gross profit from our In-country Operations was driven by the increased sales volume and price of memory products, basic “white-box” systems and hard disk drives and the increased sales volume of notebook computers and printers, particularly in Chile, Colombia, Costa Rica and Peru. Gross profit from our In-country Operations accounted for 67.9% of our consolidated gross profit for the nine months ended September 30, 2010, as compared to 68.7% of our consolidated gross profit for the nine months ended September 30, 2009. Gross profit from our Miami Operations increased $2.6 million, or 12.6%, to $23.0 million for the nine months ended September 30, 2010, as compared to $20.4 million for the nine months ended September 30, 2009. The improvement in gross profit from our Miami Operations was driven by the increased sales volume and price of memory products, increased sales volume of notebook computers and printers, partially offset by the decrease in sales volume and price of software products and CPUs and the decrease in sales volume of motherboards and monitors. As a percentage of revenue, gross margin was 9.6% for the nine months ended September 30, 2010 and 9.8% for the nine months ended September 30, 2009. Inventory obsolescence expense was $1.4 million during the nine months ended September 30, 2010, as compared to $0.3 million for the same period in 2009, which impacted our gross margins by 0.2%.

Operating expenses. Total operating expenses increased $4.3 million, or 8.2%, to $57.3 million for the nine months ended September 30, 2010, from $53.0 million for the nine months ended September 30, 2009. As a percentage of revenue, operating expenses decreased to 7.7% of revenue for the nine months ended September 30, 2010, as compared to 8.0% of revenue for the nine months ended September 30, 2009. The increase in operating expenses resulted from higher salary and payroll-related expenses of $2.5 million and the effects of strengthening currencies of $2.0 million, primarily in Chile, Colombia, Mexico, Peru and Uruguay. As a percentage of total operating expenses, salary and payroll-related expenses increased to 55.5% of total operating expenses for the nine months ended September 30, 2010, as compared to 53.2% for the nine months ended September 30, 2009. Operating expenses from our In-country Operations increased $3.1 million, or 9.1% to $37.5 million for the nine months ended September 30, 2010, from $34.3 million for the nine months ended September 30, 2009. Excluding the effects of the strengthening currencies, operating expenses from our In-country Operations would have increased $1.0 million for the nine months ended September 30, 2010, as compared to the same period in 2009, due mainly to the higher salary and payroll-related expenses in Argentina, Chile and Costa Rica. Operating expenses from our Miami Operations increased $1.2 million, or 6.6%, to $19.9 million for the nine months ended September 30, 2010, as compared to $18.0 million for the nine months ended September 30, 2009, due to the higher level of salary and payroll-related expenses.

Operating income. Operating income increased $2.0 million, or 16.6%, to $14.1 million for the nine months ended September 30, 2010, from $12.1 million for the nine months ended September 30, 2009, driven primarily by the higher sales volume. Operating income from our In-country Operations increased $0.7 million, or 6.5%, to $11.1 million for the nine months ended September 30, 2010, from $10.4 million for the nine months ended September 30, 2009, primarily from the higher sales volume. Operating income from our Miami Operations increased $1.3 million, or 77.6%, to $3.1 million for the nine months ended September 30, 2010, from $1.7 million for the nine months ended September 30, 2009, primarily from the higher sales volume.

Other expense, net. Other expense, net increased $8.9 million, to $14.6 million for the nine months ended September 30, 2010, from $5.7 million for the nine months ended September 30, 2009. The increase in other expense, net was primarily attributable to the higher interest expense of $4.1 million related to the 13 1/4% Senior Notes that were issued concurrent with the redemption and cancellation of the 11 3/4% Senior Notes. The increase in other expense, net was also due to the absence of the $4.4 million gain on the repurchase of $7.1 million of our 11 3/4% Senior Notes at substantial discounts to their face amount during the nine months ended September 30, 2009. The foreign exchange gain decreased $1.0 million to $0.6 million for the nine months ended September 30, 2010, from $1.6 million for the nine months ended September 30, 2009, due primarily to foreign currency transaction losses in 2010. The increase in other expense, net was partially offset by the $0.4 million collected related to the business interruption insurance recovery in Chile.

Provision for income taxes. Provision for income taxes decreased $0.2 million, or 10.1%, to $1.5 million for the nine months ended September 30, 2010, from $1.7 million for the nine months ended September 30, 2009. The decrease was due to lower taxable earnings partially offset by the additional $0.9 million valuation allowance recorded in the U.S. against its NOLs.

Net (loss) income. Net (loss) income decreased $6.7 million, to net loss of $1.9 million for the nine months ended September 30, 2010, as compared to net income of $4.8 million for the nine months ended September 30, 2009.

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

Our cash and cash equivalents were $27.8 million as of September 30, 2010, as compared to $27.2 million as of December 31, 2009. The increase in cash and cash equivalents was primarily attributable to the increase in our lines of credit borrowings during the nine months ended September 30, 2010, offset by the increase in our inventory. Our working capital remained relatively unchanged at $110.5 million as of September 30, 2010, as compared to $110.7 million as of December 31, 2009. The increase in inventories was mostly offset by the higher lines of credit borrowing and higher accounts payable, accrued expenses and other. We believe our existing cash and cash equivalents, as well as any cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Changes in Financial Condition

The following table summarizes our cash flows for the periods presented:

	For the Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Cash flows (used in) provided by operating activities	$(16,588)	$1,372
Cash flows used in investing activities	(3,436)	(2,139)
Cash flows provided by financing activities	21,109	1,736
Effect of foreign currency exchange rate changes on cash and cash equivalents	(547)	11

Net increase in cash and cash equivalents	$538	$980

Cash flows from operating activities. Our cash flows from operating activities resulted in a requirement of $16.6 million for the nine months ended September 30, 2010, as compared to $1.4 million generated during the nine months ended September 30, 2009. The requirement was primarily driven by the continued high level of inventories in 2010, slightly offset by the increase in trade accounts payable in 2010, as compared to the same period in 2009. The growth in inventory resulted from our In-country Operations in Chile, primarily related to notebooks for the retail channel, coupled with higher levels of notebook computers in our Mexico and Miami operations as the primary countries responsible for the increase in inventory.

Cash flows from investing activities. Our cash flows from investing activities resulted in a requirement of $3.4 million for the nine months ended September 30, 2010, as compared to $2.1 million for the nine months ended September 30, 2009. This requirement was primarily driven by the completion in Mexico of the implementation of Sentai, our company-wide enterprise resource planning, management and financial reporting system in the second quarter of 2010 plus server upgrade in Miami and leasehold improvements in El Salvador and Panama.

Cash flows from financing activities. Our cash flows from financing activities resulted in a generation of $21.1 million for the nine months ended September 30, 2010, as compared to $1.7 million for the nine months ended September 30, 2009. The generation was primarily the result of higher net borrowings under our lines of credit by our Miami Operations.

Working Capital Management

The successful management of our working capital needs is a key driver of our growth and cash flow generation. The following table sets forth certain information about the largest components of our working capital: our trade accounts receivable, inventories and accounts payable:

	As of September 30, 2010	As of December 31, 2009
	(Dollars in thousands)
Balance sheet data:
Trade accounts receivable, net of allowance	$103,338	$100,238
Inventories	126,751	95,185
Accounts payable	132,540	117,216

	(Data in days)

Other data:
Trade accounts receivable days (1)	38.0	39.9
Inventory days (2)	51.6	42.1
Accounts payable days (3)	(53.9)	(51.8)

Cash conversion cycle (4)	35.7	30.2

(1)	Trade accounts receivable days is defined as our consolidated trade accounts receivable (net of allowance for doubtful accounts) as of the last day of the period divided by our consolidated revenue for such period times 273 days for the nine months ended September 30, 2010 and 365 days for the year ended December 31, 2009. Our consolidated trade accounts receivable for our In-country Operations include value added tax at a rate of between 5% and 27% (depending on the country). The exclusion of such value added tax would result in lower trade accounts receivable days.

(2)	Inventory days is defined as our consolidated inventory as of the last day of the period divided by our consolidated cost of goods sold for such period times 273 days for the quarter ended September 30, 2010 and 365 days for the year ended December 31, 2009.
(3)	Accounts payable days is defined as our consolidated accounts payable as of the last day of the period divided by our consolidated cost of goods sold for such period times 273 days for the nine months ended September 30, 2010 and 365 days for the year ended December 31, 2009.
(4)	Cash conversion cycle is defined as our trade accounts receivable days plus inventory days less accounts payable days.

Cash conversion cycle days. One measurement we use to monitor working capital is the cash conversion cycle, which measures the number of days to convert trade accounts receivable and inventory, net of accounts payable, into cash. Our cash conversion cycle increased to 35.7 days as of September 30, 2010, from 30.2 days as of December 31, 2009. Trade accounts receivable days decreased slightly to 38.0 days as of September 30, 2010, from 39.9 days as of December 31, 2009, as a result of our improved collection efforts. Inventory days increased to 51.6 days as of September 30, 2010, from 42.1 days as of December 31, 2009, due to growth in inventory levels primarily in our Chile, Mexico and Miami Operations that experienced a softening in demand for our products during the second quarter after longer lead time inventory, mainly from China, had been ordered and shipped. Accounts payable days increased to 53.9 days as of September 30, 2010, from 51.8 days as of December 31, 2009, and is in line with management’s expectations.

Trade accounts receivable. We principally sell products to a large base of third-party distributors, resellers and retailers throughout Latin America and the Caribbean and to other Miami-based exporters of IT products to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No one customer accounted for more than 2.0% of sales for the nine months ended September 30, 2010 and 2009. We provide trade credit to our customers in the normal course of business. The collection of a substantial portion of our receivables is susceptible to changes in Latin America and Caribbean economies and political climates. We monitor our exposure for credit losses and maintain allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting our industry. The financial condition of our customers and the related allowance for doubtful accounts is continually reviewed by management.

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

Prior to extending credit to a customer, we analyze the customer’s financial history and obtain personal guarantees, where appropriate. Our Miami Operations and In-country Operations in Chile use credit insurance and make provisions for estimated credit losses. Our other In-country Operations make provisions for estimated credit losses but generally do not use credit insurance. Our Miami Operations has a credit insurance policy covering trade sales to non-affiliated buyers. The policy’s aggregate limit is $20.0 million with an aggregate deductible of $1.0 million; the policy expires on August 31, 2011. In addition, 10% or 20% buyer coinsurance provisions and sub-limits in coverage on a per-buyer and per-country basis apply. The policy also covers certain large, local companies in Argentina, Costa Rica, El Salvador, Guatemala, Jamaica and Peru. Our In-country Operations in Chile insures certain customer accounts with Coface Chile, S.A. credit insurance company; the policy expires on October 31, 2012.

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

Capital Expenditures and Investments

Capital expenditures increased to $3.3 million for the nine months ended September 30, 2010, as compared to $2.0 million for the nine months ended September 30, 2009. The increase was primarily driven by the capital expenditures related to the final implementation and integration of our ERP system in our operations in Mexico coupled with leasehold improvements to our facilities in El Salvador and Panama.

Our future capital requirements will depend on many factors which will affect our ability to generate additional cash, including the timing and amount of our revenues, the timing and extent of spending to support our product offerings and introduction of new products, the continuing market acceptance of our products and our investment decisions. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for the foreseeable future. Thereafter, if cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may seek additional funding through bank borrowings or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all. The recent global economic downturn and the subsequent tightening of the credit markets further heightens the risk that we may not be able to borrow additional funds under our existing credit facilities if participating banks become insolvent or their liquidity is impaired or that our ability to obtain alternative sources of financing will be limited. We anticipate that capital expenditures will be approximately $4.0 million per year over the next few years, as we have no further facility expansion needs and have completed our ERP system implementation and integration. We have the option to purchase the warehouse and office facility located in Mexico City, Mexico, which we currently lease, prior to December 31, 2011, the option termination date. If we exercise this option, our capital expenditures will increase by $3.0 million in the year of exercise.

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

As of September 30, 2010 and December 31, 2009, the total amounts available under the credit facilities were $10.5 million and $17.1 million, respectively, and the total amounts outstanding were $35.8 million and $14.7 million, respectively, of which $28.0 million and $9.2 million, respectively related to our Miami Operations credit facility and $7.8 million and $5.5 million, respectively related to our In-country Operations credit facilities. The increase in the outstanding balance is primarily attributed to the increased borrowing by SBA from the new three-year revolving credit facility that replaced SBA’s existing revolving credit facility on December 22, 2009. To a lesser extent, the change was also attributed to increased borrowing by our subsidiaries in Guatemala and El Salvador, to meet local working capital requirements, slightly offset by a reduction in the borrowing requirements related to our operations in Costa Rica and Uruguay.

SBA – Senior Secured Revolving Credit Facility

On December 22, 2009, SBA closed the Senior Secured Revolving Credit Facility with Comerica Bank pursuant to SBA and Comerica Bank’s commitment letter dated October 23, 2009, replacing the previous revolving credit facility with a three-year revolving credit facility maturing in January 2013. The replacement was contingent upon our refinancing of our 11 3/4% Senior Notes and other conditions, all of which have been met. As of September 30, 2010, the aggregate size of the Senior Secured Revolving Credit Facility was $30.0 million, including letter of credit commitments of $2.0 million and a capital expenditures limit of $1.0 million.

On May 21, 2010, SBA and Comerica Bank executed an amendment to the Senior Secured Revolving Credit Facility, amending the definition of consolidated net income to exclude, in the event of an IPO, not more than $12.0 million of interest charges arising from the accelerated amortization of the original issue discount, capitalized debt expense and premiums associated with a redemption of the Company’s $120.0 million aggregate principal amount of its 13 1/4% Senior Notes in connection with an IPO.

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

The Senior Secured Revolving Credit Facility financial covenants require SBA to:

•

maintain a total leverage ratio of not greater than 5.50 to 1.00 through the quarter ending December 31, 2010, 5.00 to 1.00 for the quarters ending March 31, 2011 and June 30, 2011, 4.50 to 1.00 for the quarters ending September 30, 2011 and December 31, 2011, 4.00 to 1.00 for the quarters ending March 31, 2011 and each quarter ending thereafter; and,

•	maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 commencing March 31, 2010, on a year-to-date basis through December 31, 2010, and on a rolling four-quarter basis thereafter.

Additionally, the Senior Secured Revolving Credit Facility requires the Company to maintain consolidated net income of not less than $0 on a rolling four-quarter basis.

SBA’s failure to comply with the restrictive covenants could result in an event of default, which, if not cured or waived, could result in either of us having to repay our respective borrowings before their respective due dates. If SBA is forced to refinance these borrowings on less favorable terms, our results of operations or financial condition could be harmed. In addition, if we are in default under any of our existing or future debt facilities, we also will not be able to borrow additional amounts under those facilities to the extent they would otherwise be available and may not be able to repay our existing indebtedness. As of September 30, 2010, SBA and the Company had a total leverage ratio of 4.60 to 1.00; a fixed charge coverage ratio of 4.09 to 1.00; and consolidated net income of $0.5 million on a rolling four-quarter basis. As of September 30, 2010, SBA was in compliance with all of the covenants under the Senior Secured Revolving Credit Facility.

As of September 30, 2010 and December 31, 2009, SBA’s outstanding draws against the Senior Secured Revolving Credit Facility were $27.0 million and $5.9 million, respectively, and the remaining amounts available were $1.8 million and $10.8 million, respectively. As of September 30, 2010 and December 31, 2009, SBA’s outstanding checks issued in excess of bank balances were $1.1 million and $3.3 million, respectively, and undrawn stand-by letters of credit was $1.8 million for both periods.

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

The 13 1/4% Senior Notes contains a single restrictive covenant. The Company must maintain a consolidated fixed charges coverage ratio not to exceed 4.75 to 1.00. Our failure to comply with the restrictive covenant could result in an event of default, which, if not cured or waived, could result in either of us having to repay our respective borrowings before their respective due dates. If we are forced to refinance these borrowings on less favorable terms, our results of operations or financial condition could be harmed. In addition, if we are in default under any of our existing or future debt facilities, we also will not be able to borrow additional amounts under those facilities to the extent they would otherwise be available. As of September 30, 2010, the Company had a consolidated fixed charges coverage ratio of 3.26 to 1.00.

On June 15, 2010, the Company made a mandatory interest payment of $7.6 million on its 13 1/4% Senior Notes. As of September 30, 2010 and December 31, 2009, the carrying value of the $120,000 principal amount of the 13 1/4% Senior Notes was $114.5 million and $113.3 million, respectively. As of September 30, 2010, we were in compliance with all of the covenants and restrictions under the 13 1/4% Senior Notes.

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

Inventories. Our inventory levels are based on our projections of future demand and market conditions. Any unanticipated decline in demand or technological changes could cause us to have excess or obsolete inventories. On an ongoing basis, we review for estimated excess or obsolete inventories and make provisions for our inventories to reflect their estimated net realizable value based upon our forecasts of future demand and market conditions. These forecasts require judgment as to future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory obsolescence provisions may be required. Our estimates are influenced by the following considerations: the availability of protection from loss in value of inventory under certain vendor agreements; the extent of our right to return to vendors a percentage of our purchases; the aging of inventories; variability of demand due to an economic downturn and other factors; and, the frequency of product improvements and technological changes. Rebates earned on products sold are recognized when the product is shipped to a third party customer and are recorded as a reduction to cost of revenue.

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

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act for the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded as of September 30, 2010, that these controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings.

As of September 30, 2010, the Company had no material legal proceedings pending. From time to time, we are the subject of legal proceedings arising in the ordinary course of business. We do not believe that the outcome of any legal proceedings currently pending or threatened will have a material adverse affect on our business, future consolidated results of operations and financial condition.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Quarterly Report, readers should carefully consider the risk factors discussed in Part I—Financial Information, 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the year ended December 31, 2009, filed on February 22, 2010, which could materially affect our business, future consolidated results of operations and financial condition. The risk factors described in the Company’s Annual Report may not be the only risk facing our Company. Additional risks and uncertainties that we currently deem to be immaterial or are not currently known to us may also materially and adversely affect our business, consolidated results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Anthony Shalom		November 15, 2010
Anthony Shalom	Chairman of the Board of Directors

/s/ Michael F. Shalom
Michael F. Shalom	President and Chief Executive Officer	November 15, 2010

/s/ Russell A. Olson
Russell A. Olson	Chief Financial Officer	November 15, 2010

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.