Form 10-K
period 2010-12-31
Intcomex, Inc.
filed 2011-03-31
CIK 1359425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No    ☒

The registrant had 100,000 shares of Common Stock, voting, par value $0.01 per share and 29,357 shares of Class B Common Stock, non-voting par value $0.01 per share, outstanding at March 30, 2011. There is no public trading market for the stock.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

Item 1. Business.

Company

We believe Intcomex, Inc. and its subsidiaries, or Intcomex, (or the Company, we, us, or our) is the largest pure play value-added international distributor of computer information technology, or IT, products focused solely on serving Latin America and the Caribbean, or the Region. We distribute computer equipment, components, peripherals, software, computer systems, accessories, networking products and digital consumer electronics to more than 44,000 customers in 41 countries. We offer single source purchasing to our customers by providing an in-stock selection of more than 13,000 products from over 150 vendors, including many of the world’s leading IT product manufacturers. We serve the Latin American and Caribbean IT products markets using a dual distribution model as a wholesale aggregator and an in-country distributor:

•	As a Miami-based wholesale aggregator, we sell primarily to:

•	third-party distributors, resellers and retailers of IT products based in countries in Latin America and the Caribbean where we do not have a local presence;

•

third-party distributors, resellers and retailers of IT products based in countries in Latin America and the Caribbean where we have a local presence but whose volumes are large enough to enable them to efficiently acquire products directly from United States, or U.S.-based wholesale aggregators;

•	other Miami-based exporters of IT products to Latin America and the Caribbean; and

•	our in-country operations.

•

As an in-country distributor in 12 countries, we sell to over 42,000 local reseller and retailer customers, including value-added resellers (companies that sell, install and support IT products and personal computers, or PCs), systems builders (companies that specialize in building complete computer systems by combining components from different vendors), smaller distributors and retailers.

History

Anthony Shalom and Michael Shalom, or the Shaloms, founded our company as a small software retailer in South Florida in 1988. In 1989, we started exporting IT products from Miami, Florida, or Miami to Latin America and moved our headquarters to the vicinity of the Port of Miami and the Miami International Airport in order to capitalize on the growing export trade of IT products to Latin America and the Caribbean. We established our first in-country sales and distribution operations in Mexico in 1990, and expanded our presence to include Chile and Panama in 1994; Guatemala, Peru and Uruguay in 1997; Costa Rica, Ecuador, El Salvador and Jamaica in 2000; Argentina in 2003; and Colombia in 2004.

In 2001, we exchanged our interest in Centel S.A. de C.V., or Intcomex Mexico, our then-existing Mexican operations, with Intcomex Mexico’s management, for all the shares of Intcomex held by Intcomex Mexico’s management. In June 2005, we re-established our presence in Mexico by re-acquiring all of our interest in Intcomex Mexico. Our growth into new markets has been largely organic, typically in partnership with talented local managers knowledgeable about the IT products distribution business in their country.

In 2004, CVC International, a unit of Citigroup Inc., engaged in private equity investments in emerging markets, acquired 52.5% of our voting equity interests. As part of that transaction, we redeemed all of the equity interests in our company held by our former non-management shareholders and some of the equity interests in our company held by our management shareholders. We incorporated in the state of Delaware in August 2004. After giving effect to the acquisition and redemptions, Anthony Shalom and Michael Shalom became our second and third largest shareholders after CVC International, with holdings of 23.0% and 9.0%, respectively, of our voting common stock. Our other shareholders, also members of our management, entered into a shareholders’ agreement providing for, among other things, certain governance arrangements concerning the Company.

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

•

In-country distributors, like our In-country Operations, typically purchase IT products from wholesale aggregators and sell them to local resellers and retailers. The in-country distributors typically have a limited geographic focus (generally limited to one country or cities within one country), a local sales force in direct contact with their customers and local warehousing. The in-country distributors’ limited size, capital and geographic reach often prevent them from establishing and maintaining direct relationships with vendors, which are located predominantly in the U.S. and Asia and which focus their relationships on IT distributors with broad geographic coverage or large order sizes. In most markets most in-country distributors lack sufficient size to benefit from significant economies of scale and are not sufficiently capitalized to offer their customers a full range of products and services. We have in-country sales and distribution operations in 12 countries in Latin America and the Caribbean.

•

Resellers typically acquire IT products from the in-country distributors and resell them to the end-user (typically individuals, small and medium businesses or governments). Resellers vary greatly in size and type, from one-person operations to large retailers.

The distribution model for IT products in Latin America and the Caribbean is markedly different from that of more advanced markets where direct sales by IT vendors are common. In Latin America and the Caribbean, IT vendors rely extensively on wholesale distribution rather than direct sales. According to International Data Corporation, or IDC, a market intelligence and advisory firm in the IT and telecommunications industries, IT distributors (including local dealers, resellers, retailers and assemblers) comprised about 73% of PCs sold in Latin America and the Caribbean, while the remaining 27% were sold directly to end-users through the internet and original equipment manufacturer, or OEM direct sales forces for calendar year 2010.

Latin America and the Caribbean are comprised of more than 45 countries, many unique with respect to their logistical infrastructure, regulatory and legal framework, trade barriers, taxation, currency and language. This fragmentation presents challenges to IT product manufacturers seeking to establish a regional distribution, sales, logistics and service network, because such a network would have to be created separately for each country, with limited economies of scale due to the small size of most markets and barriers to entry associated with cross-border complexities. We believe that our dual distribution model, as well as our extensive geographic presence in the Region, is not only unique but also valuable to our vendors and customers and difficult to replicate.

The IT products distribution industry is driven by sales to end-users. From 1999 to 2009, spending on IT products (including hardware, packaged software and services) in Latin America grew at approximately 6.1% per year, from $ 33.5 billion to $60.7 billion. According to IDC, spending is projected to grow an average of 10.7% per year from 2009 to 2014, to $100.8 billion. While the Latin American population of approximately 564 million people is 83.9% larger than that of the U.S., the market in 2010 for IT products in the Region was only 12 % of the size of the market for IT products in the U.S.

The growth in IT spending in Latin America and the Caribbean is attributed mainly to increasing PC penetration rates, rapidly increasing Internet penetration rates and increasing access to consumer credit. According to Gartner, Inc., or Gartner, a provider of research and analysis on the global IT industry, in 2010, the IT industry performed better than Gartner’s forecast and global IT spending growth is expected to experience a similar level of growth in 2011.

Operations

Our Regional Presence

We operate a sales and distribution center in the U.S., 25 sales and distribution centers in Latin America and the Caribbean. We believe we have the broadest geographical scope of any IT distributor in Latin America and the Caribbean, with in-country operations in 12 countries — Argentina, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Jamaica, Mexico, Panama, Peru and Uruguay, or collectively, our In-country Operations.

Revenue derived from sales to customers located in Latin America and the Caribbean accounted for almost all of our consolidated revenue for the years ended December 31, 2010, 2009 and 2008. The following chart shows our revenue for the year ended December 31, 2010, by our customers’ country of origin.

2010 Percentage of Revenue by Customers’ Country of Origin

*Other includes 26 other countries, each representing less than 1% of our 2010 revenue.

Our Miami Operations

Our Miami Operations serves as the headquarters for our entire Company, or our Miami Operations. Our Miami Operations handles purchases from our vendors, and a majority of the products that we acquire from our vendors pass through our Miami warehouse (with the exception of products sourced from Asia, which are usually shipped directly to our In-country Operations). Our Miami Operations supplies our 25 in-country sales and distribution centers and also sells products directly to third parties. Miami third-party customers include U.S., Latin American and Caribbean distributors, resellers and retailers, who in turn, distribute or sell products throughout Latin America and the Caribbean.

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

We have sales and marketing staff located in our Miami headquarters. For a detailed discussion of our sales and marketing staff, see “— Customers, Sales and Marketing.” Other functions performed in our Miami headquarters include human resources, treasury and accounting, strategic planning, consolidated information systems development and maintenance and overall marketing strategy.

As of December 31, 2010, 2009 and 2008, our Miami Operations total assets were $125.7 million, $126.4 million and $119.1 million, respectively. For detailed information of our revenue and operating income (loss) from our Miami Operations, see our segment information in Part II— Item 8. Financial Statements and Supplemental Data, “Note 14. Segment Information” in the Notes to Consolidated Financial Statements, of this Annual Report.

Our In-country Operations

Each of our in-country sales and distribution operations has a local sales force and substantial inventory, with the exception of our operations in Brazil, which consist solely of a sales office. Our In-country Operations sells to more than 42,000 customers in 12 countries.

Each of our In-country Operations is critical to meeting the needs of local resellers and retailers which are often small, locally owned companies that lack the size and the knowledge to buy directly from the U.S. or Asia and to handle customs processing, including taxes and duties. By selling directly to resellers and retailers from locally-based facilities, our In-country Operations provide a competitive advantage over other multinational companies that export products into those markets. We believe that we offer our customers some of the shortest product delivery times in the industry by leveraging our capabilities as a Miami-based aggregator and as an in-country distributor. Our local presence also allows us to obtain timely and accurate information with respect to each market’s growth potential and the needs of the customers in each market.

Each of our In-country Operations is responsible for the following functions: sales, human resources, local marketing, extension of credit (in compliance with our corporate credit policies), collections, inventory controls, local accounting and financial controls, shipping to customers when needed and providing local input and data from their IT systems to Miami for purchasing decisions.

As of December 31, 2010, 2009 and 2008, our In-country Operations total assets were $220.4 million, $181.7 million and $165.0 million, respectively. For detailed information of our revenue and operating income (loss) from In-country Operations, see our segment information in Part II — Item 8. Financial Statements and Supplemental Data, “Note 14. Segment Information” in the Notes to Consolidated Financial Statements, of this Annual Report.

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

	Year Ended December 31,
Category	2010	2009	2008
Components	32.5%	36.9%	40.3%
Computer systems	31.7%	28.0%	24.2%
Peripherals	15.6%	15.8%	16.7%
Accessories	9.7%	8.4%	6.2%
Software	6.1%	6.4%	6.6%
Networking	3.0%	2.6%	2.7%
Other products	1.4%	1.9%	3.3%

Total	100.0%	100.0%	100.0%

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

•

Networking. This category consists of hardware that enables two or more PCs to communicate, and includes adapters, modems, routers, switches, hubs and wireless local area network, or LAN, access points and interface cards.

•	Other products. This category consists of digital consumer electronics and special order products.

We focus primarily on distribution of components, computer systems, peripherals and accessories categories, as these product categories tend to have higher margins than the other product categories. We believe our focus on these product categories and our attention to the vendor price protection policies described below under “—Vendors,” help us reduce the risks associated with inventory obsolescence. We believe that our inventory obsolescence rates of 0.18%, (0.10)% and 0.17% of revenue for the years ended December 31, 2010, 2009 and 2008, respectively, are very low by industry standards. One of our strategies is to maintain our core mix of product categories, in particular, to maintain high levels of sales in the components category as more people in Latin America and the Caribbean become computer users.

We have experienced an increase in market demand for mobile and ultraportable products within our computer systems category. As the percentage of products in our computer systems product category has continued to increase, the percentage of products in our components product category has continued to decline from prior year levels. Sales in our computer systems product category increased to 31.7% of our consolidated revenue as of December 31, 2010 from 28.0% of our consolidated revenue as of December 31, 2009. We believe this reflects increasing customer demand for portable computing devices such as notebook computers and netbooks, barebones notebook computers designed specifically for web browsing, multimedia access and gaming devices. Notebook computers and netbooks serve as a portable solution for accessing the web’s multimedia alternatives.

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

Vendors

We have established long-term direct relationships with many of the major global manufacturers of branded computer products, including Apple, Dell, Epson, Hewlett Packard, Intel, Kingston, Microsoft, Samsung, Seagate, Toshiba and Western Digital, as well as a number of generic component vendors from the U.S. and Asia. For the years ended December 31, 2010, 2009 and 2008, our top 10 vendors manufactured products that accounted for 65.7%, 66.1% and 65.5%, respectively, of our total revenue and the products of our top vendor accounted for 18.6%, 19.1% and 17.5%, respectively, of our total revenue. We continue to believe in the strategic importance of diversifying our revenues among multiple vendors.

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

Although we do not offer our own rebates or price protection to our customers, we provide some of the benefits of vendor-sponsored rebates. When we sell a product, we issue to our customer a product warranty with the same terms as the vendor’s product warranty issued to us. We track the unique serial numbers of all products passing through each of our distribution facilities which enables us to determine whether specific products under product warranty presented by our customers of our In-country Operations for service or repair benefit from the product warranty issued by us. This tracking system allows us to limit the quantity of unauthorized returns of merchandise and provide fast, high quality return-to-manufacturer authorization, or RMA, service across Latin America and the Caribbean. We incurred expenses in administering the warranties issued to our customers of $1.8 million, $1.7 million and $2.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Customers, Sales and Marketing

Customers

We currently sell to over 44,000 distributors, resellers and retailers in 41 countries. Although the end users of our products are mostly individuals and small and medium-sized businesses, we supply these end users through a well-established network of in-country distributors, value-added resellers, system builders and retailers, as well as through U.S.-based distributors selling into the Region. We have always emphasized customer care and long-term customer development. We seek to build customer loyalty not only by having wide product selection and quick delivery times, but also by offering customs and duties payment management, marketing assistance, product training, new product exposure, technical support and local warranty service and by providing trade credit (when the customer is approved under our credit policies). We believe that the extension of payment terms to creditworthy customers is one of our key competitive advantages. Many of our local competitors do not have the financial resources to do so and, as a result, offer products only on a cash-and-carry basis.

For the years ended December 31, 2010, 2009 and 2008, no single customer accounted for more than 2.0% of our consolidated revenue and the top 10 customers by sales volume accounted for less than 8.9%, 10.4% and 9.0%, respectively, of our consolidated revenue. Our strategy is to not rely on any single customer for a large percentage of sales, but to diversify our revenues and maximize sales from a large quantity of individual customers.

Sales

As of December 31, 2010, we maintained a sales force of 391 people in our In-country Operations and 36 employees in our Miami Operations dedicated to serving our third-party customers. Each in-country sales force is managed by a general manager and, in some cases, a sales manager, depending on the size of the operation. The general managers and sales managers are responsible for developing and maintaining relationships with new and existing customers. Our Chief Executive Officer also spends a considerable amount of time visiting customers and our In-country Operations to develop new customer accounts and solidify and improve existing relationships.

We use an incentive-based compensation structure for our sales force that varies from country to country. Generally, the compensation consists of a base salary and variable commission or bonus, based on pre-established sales and performance metrics. The commission is generally calculated as a percentage of collected gross profits and net customer additions.

Marketing

As of December 31, 2010, our marketing department consisted of four employees in Miami and 47 employees throughout Latin America and the Caribbean. The marketing department’s responsibilities include oversight of our corporate identity, preparation of marketing materials, creation and coordination of various types of media activity and development of marketing research studies and specialized reseller-focused events. In addition, the marketing department works with vendors to establish periodic marketing and sales programs to generate vendor brand awareness and product demand. In this regard, our marketing department acts as a liaison between our company and our vendors.

The marketing department uses marketing and business development funds available from vendors of branded IT products for various activities, including the preparation of our annual product catalog and monthly pricing books, customer training, specialized events and trade shows. Our Miami Operations administer a majority of the marketing funds and distribute them as needed to our In-country Operations.

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

IntcomExpo and Expoworkshops are our annual private, regional trade shows held throughout the year in several of our In-country locations in which 15 to 30 vendors present their products.

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

In addition, we utilize the following direct marketing methods: I-Blasts or automatic electronic mailings, announcing new product releases, current promotions and other important information are sent directly to our customers on a bi-weekly basis. Interactive email signatures are animated flash banners displaying a vendor’s name or product under our email signature block and a link to the brand’s promotion(s) and the Intcomex Webstore.

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

Credit Risk Management

We extend payment terms, generally up to 30 days, to creditworthy customers of our Miami Operations and of most of our In-country Operations, although some higher-volume customers, such as large retailers, receive longer payment terms. In other countries (most notably Mexico, where sales are primarily on a cash-and-carry basis), we establish our credit policies on a country-by-country basis depending mostly on local macroeconomic conditions, the nature of our customers and local market practices.

We have established standardized credit policies for our Miami Operations and our In-country Operations. Our credit policies include credit analysis, credit database checks, vendor and bank relationship checks and, where necessary, collateralization. In addition, other than accounts receivable owed by affiliates, substantially all of our Miami Operations’ foreign accounts receivables are insured by a worldwide credit insurance company. The policy’s aggregate limit is $20.0 million with an aggregate deductible of $1.0 million; the policy expires on August 31, 2011. In addition, 10% or 20% buyer coinsurance provisions and sub-limits in coverage on a per-buyer and on a per-country basis apply. The policy also covers certain large, local companies that purchase directly from our In-country Operations in Argentina, Costa Rica, El Salvador, Guatemala, Jamaica and Peru. Our In-country Operations in Chile insures certain customer accounts with a credit insurance company in Chile; the policy expires on October 31, 2012.

We believe that our relatively low bad debt expenses of 0.2% 0.5% and 0.4% of net revenues for the years ended December 31, 2010, 2009 and 2008, respectively, are a result of our standardized credit policies, our close and proactive monitoring of accounts receivable and collections by our Miami and In-country Operations and the diversification of our receivables over a large number of countries and customers. We have become more cautious in extending credit to our customers due to the worsening financial and economic crisis. Most of our credit losses are with respect to customers of our Miami Operations, where we serve larger customers who in some cases are afforded credit lines in excess of $100,000. In our In-country Operations, where credit lines typically do not exceed $10,000, credit losses have been nominal.

Information Systems

In 2010, we completed the process of installing Sentai, our company-wide enterprise resource planning, or ERP, management and financial consolidation system. Sentai is a scalable IT ERP system that enables simultaneous decentralized decision-making by our employees included in sales and purchasing while permitting control of daily operating functions by our senior management. We use the Sentai logistics and inventory management system in order to better manage our increasing shipping volumes. In 2009, we implemented the ERP system in our Miami Operations and in all of our In-country Operations, except Mexico. We completed the implementation of our core ERP system in Mexico, server upgrades in Miami and leasehold improvements in El Salvador and Panama in the second quarter of 2010.

In 2010, we completed the process of implementing our e-commerce sales platform which helps maximize online revenues and reduce costs and risks associated with running our e-commerce operation. The e-commerce infrastructure includes site development and hosting, order management and merchandising, reporting and analytics, product fulfillment and multilingual customer service. Our e-commerce platform is a centralized system and critical solution to serving our Miami and in-country customers through rich functionality to deliver large volume transactions in an integrated environment.

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

The IT products distribution industry in Latin America and the Caribbean is very fragmented and contains several public multinational companies, such as Ingram Micro Inc. (operations in Argentina, Brazil, Chile, Mexico and Peru), Tech Data Corporation (operations in Brazil, Chile, Peru and Uruguay), Avnet, Inc. (operations in Brazil, Chile and Mexico) and SYNNEX Corporation (operations in Mexico), (we refer to these companies as our public company competitors), and a large number of local companies that operate in a single country, such as Grupo Deltron S.A. in Peru, Airoldi Computación in Argentina and Makro Computo in Colombia. We believe we have the broadest in-country presence in Latin America and the Caribbean in terms of the number of countries served through an in-country presence.

Our principal public company competitors are Ingram Micro and Tech Data, each of which operates local distribution centers in the limited number of markets listed above. In contrast, we are able to offer our vendors an in-country distribution channel to many Latin American and Caribbean markets. Additionally, while our product offering is more focused on components for white-box personal computers, Ingram Micro and Tech Data are focused on high-end branded equipment, including servers. While these competitors are larger and better capitalized than we are, and, in the case of the Mexican market, have a significantly larger market share than we do, we believe that our multi-country, components-focused business model is better suited to Latin America and the Caribbean.

Our relatively large size provides us with certain advantages over smaller local distributors, who sometimes have a lower cost structure than we do, in part because we believe they may operate in the grey market or “informal” economy. We believe our advantages generally include more developed vendor relationships, broader product offerings, greater product availability and more extensive customer service (including credit and technical support).

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

Trademarks and Domain Names

We have registered a number of trademarks and domain names for use in our business. We have registered trademarks such as “Intcomex,” “Blue Code,” “CENTEL,” “FORZA,” “FORZA Power Technologies,” “Hurricane,” “Hurricane Systems,” “KLIP,” “KLIP XTREME” and “NEXXT Solutions” in the U.S. and/or in various Latin American and Caribbean jurisdictions. We also have registered domain names, including intcomex.com, intcomex.cl, intcomex.ec and intcomex.com.pe, e-ias.com, hurricanesys.com, klipxtreme.com, nexxtsolutions.com. We believe that our trademarks help us build name recognition in the region in which we operate.

Market and Industry Data

Market and industry data used throughout this Annual Report on Form 10-K, or Annual Report, were obtained from our internal surveys, industry publications, unpublished industry data and estimates, discussions with industry sources and currently available information. The sources for this data include IDC and Gartner. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. Based on our familiarity with the market, we believe that estimates by these third party sources are reliable; however, we have not independently verified such market data. Similarly, while believed by us to be reliable, our internal surveys have not been verified by any independent sources. Accordingly, no assurance can be given that such data will prove to be accurate.

Personnel

As of December 31, 2010, we employed 1,438 people, of which 175 were in Miami and the rest located in our In-country Operations. We do not have any collective bargaining agreements with our employees, nor are they unionized, except for our employees in Mexico and certain employees in Argentina. We believe that our relations with our employees are generally good.

We have a contract with ADP Total Source, Inc. or ADP, to provide certain professional employment services such as health insurance, other benefits and payroll services in respect of all Miami personnel. Pursuant to this contract, our Miami personnel, with certain exceptions, became employees of ADP. We lease the services of these employees from ADP, and reimburse ADP for the costs of compensation and benefits. For purposes of this prospectus, we consider employees of ADP covered by this contract to be employees of Intcomex.

Website Access to Exchange Act Reports and Available Information

We file periodic reports and other information with the U.S. Securities and Exchange Commission, or the SEC. A copy of those reports and the exhibits and schedules thereto may be inspected without charge at the public reference room maintained by the SEC located at 100 F Street, N.E., Room 1580, Washington, DC 20549. Copies of those reports may be obtained from such offices upon payment of prescribed fees. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

Item 1A. Risk Factors.

The occurrence of any of the following events could materially affect our business, financial condition or results of operations. The forward-looking statements contained in this Annual Report should be considered in connection with these risk factors because these factors could cause the actual results and conditions to differ materially from those projected in the forward-looking statements. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. Additional risks not currently known to us or that we now deem immaterial may also harm or affect our business.

Risks Related to Our Industry and our Business

Our revenue, operating results and margins could fluctuate and adversely be affected by many factors related to our industry and our business including, but not limited to the following:

•	general economic, political, social and health conditions and developments in the global environment and throughout Latin America and the Caribbean;

•	competitive conditions and fluctuations in the foreign currency in the environment in which we operate;

•	market acceptance of the products we distribute;

•	credit exposure to our customers’ financial condition and creditworthiness;

•	operating and financial restrictions of our creditors and sufficiency of trade credit from our vendors;

•	dependency on accounting and financial reporting, IT and telecommunications management and systems; and,

•	compliance with accounting rules and standards, and corporate governance and disclosure requirements.

We have incurred net losses in two out of the last three fiscal years, and there can no assurance that we will return to profitability, and if so, when.

We operate in a highly competitive environment and, as a result, we may not be able to compete effectively or maintain or increase our sales, market share or margins, particularly if the global economic downturn continues or intensifies.

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

The IT products distribution industry in Latin America and the Caribbean is very fragmented. In certain markets, we compete against large multinational public companies (including Ingram Micro, Tech Data, Avnet and SYNNEX) that are significantly better capitalized than we are and potentially have greater bargaining power with vendors than we do. In addition, our main competitor in Mexico, Ingram Micro, has a significantly larger market share than we do in that country. In all of our in-country markets, we also compete against a substantial number of locally-based distributors, many of which have a lower cost structure than we do, in some cases because they operate in the gray market and the local “informal” economy. Due to intense competition in our industry, we may not be able to compete effectively against our existing competitors or new entrants to the industry, or maintain or increase our sales, market share or margins.

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

The global economic downturn in recent years and the ongoing volatility and disruptions in the global credit markets could cause a severe disruption in our operations and adversely affect our business and results of operations.

The global financial markets experienced a significant economic downturn and substantial disruption in late 2008 and early 2009, including, among other things, volatility in securities prices, severely diminished liquidity and credit availability, and rating downgrades of certain investments. Although the global economy has improved from this severe downturn, a prolonging or further deterioration of the economic conditions and the associated credit crisis could result in severely negative implications to our business that may exacerbate many other risks described below.

The global economic downturn and the associated credit crisis could have a further negative impact on financial institutions and the global financial system, which would, in turn, have a negative impact on us and our creditors. Credit insurers could drop coverage on our customers and increase premiums, deductibles and co-insurance levels on our remaining or prospective coverage. Our suppliers have tightened trade credit already, and could do so further, which could negatively impact our liquidity. We may not be able to borrow additional funds under our existing credit facilities if participating banks become insolvent or their liquidity is limited or impaired. The recent tightening of credit in financial markets could also result in a decrease in the demand for IT products. The global recession could adversely affect our vendors’ and customers’ ability to obtain financing for operations and result in continued severe job losses and lower consumer confidence. Certain markets may experience deflation, which could negatively impact our average selling price and revenue.

A further or prolonged downturn in the global economy may result in intensified competition, regionally and internationally, which may negatively affect our margins. The impact may be in the form of reduced prices, lower sales or reduced sales growth, loss of market share, lower gross margins, loss of vendor rebates, extended payment terms with customers, increased bad debt risks, shorter payment terms with vendors, increased capital investment and interest costs, increased inventory losses related to obsolescence and/or excess quantities, all of which could adversely affect our results of operations and financial condition. Our vendors and customers may become insolvent and file for bankruptcy, which also would negatively impact our results of operations.

Our business requires significant levels of capital to finance accounts receivable and inventory that is not financed by trade creditors. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next twelve months. However, the capital and credit markets have been experiencing unprecedented levels of volatility and disruption. Such market conditions may affect our ability to access the capital markets or the capital we require may not be available on terms acceptable to us, or at all, due to inability of our finance partners to meet their commitments to us. We are unable to predict the likely duration and severity of such disruptions in the financial markets and adverse economic conditions in the U.S. and other countries and the impact these events may have on our operations and the industry in general.

We are dependent on a variety of IT and telecommunications systems and are subject to additional risks, as we have recently completed the implementation of our company-wide reporting system, and any disruptions in our systems could adversely impact our ability to effectively manage our business and prepare accurate and timely financial information.

We are dependent on a variety of IT and telecommunications systems, including systems for managing our inventories, accounts receivable, accounts payable, order processing, shipping and accounting. In addition, our ability to price products appropriately and the success of our expansion plans depend to a significant degree upon our IT and telecommunications systems. We recently completed our ERP system implementation and integration of Sentai, our company-wide ERP management and financial consolidation system in our Miami Operations and all of our In-country Operations. Sentai is a scalable IT system that enables simultaneous decentralized decision-making by our employees involved in sales and purchasing while permitting control of daily operating functions by our senior management. We are also using the Sentai logistics and inventory management system in order to better adapt to higher shipping volumes.

Our experience with this new platform is limited and each new installation required the training of our local employees. In addition, new installations may require further modifications in order to handle the different accounting requirements in each of the countries in which it is installed. Any temporary or long-term failure of these systems could adversely impact our ability to effectively manage our business and prepare accurate and timely financial information. Also, our failure to adapt and upgrade our systems to keep pace with our future development and expansion could hurt our results of operations.

If the IT products market in Latin America and the Caribbean does not grow as we expect, we may not be able to maintain or increase our present growth rate and our results of operations and financial condition could be affected.

Historically, the growth of our business has been driven in large part by the growth of the IT products market in Latin America and the Caribbean. In particular, we have benefited from rapid growth in PC and Internet penetration rates. We expect that our future growth will also depend in large part on further growth in the IT market including growth in PC and Internet penetration rates and increasing demand for notebook computers. If the IT products market does not grow as quickly and in the manner we expect for any reason, including as a result of economic, political, social or legal developments in Latin America and the Caribbean or the recent global economic downturn, we may not be able to maintain or grow our business as expected which could have an impact on our results of operations and financial condition.

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

The economic, political, social, legal and other risks we are subject to in the regions or countries where we conduct business or obtain computer products include but are not limited to:

•	deteriorating economic, political or social conditions, instability, military conflicts or civilian unrest and terrorism;

•	additional tariffs, import and export controls or other trade barriers that restrict our ability to sell products into countries in Latin America and the Caribbean;

•	changes in local tax regimes, including the imposition of significantly increased withholding or other taxes or an increase in VAT or sales tax on products we sell;

•	changes in laws and other regulatory requirements governing foreign capital transfers and the repatriation of capital and dividends;

•	increases in costs for complying with a variety of different local laws, trade customs and practices;

•	delays in shipping and delivering products to us or customers across borders for any reason, including more complex and time-consuming customs procedures;

•	fluctuations of local currencies;

•

business interruptions due to natural or manmade disasters, extreme weather conditions including earthquakes, fires, floods, hurricanes, medical epidemics, power and/or water shortages, telecommunication failures, tsunamis. in the

Any adverse economic, political, social or legal developments in the countries in which we do business could harm our results of operations and financial condition.

The Japanese earthquake in March 2011 could severely disrupt our ability to acquire products from Asia due to the interruption of power supply, factory closings and cessation of production of key components used by many of our vendors in their products. Disruptions in the supply of products and prolonged product shortages could result in our inability to coordinate direct shipments to third-party customers and each of our In-country Operations from vendors in Asia, and negatively impact our results of operations and financial condition.

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

A significant portion of our revenues from our In-country Operations is invoiced in currencies other than the U.S. dollar, and a significant amount of our in-country operating expenses from our In-country Operations are denominated in currencies other than U.S. dollars. In markets where we invoice in local currency, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, the appreciation of the U.S. dollar could have a marginal impact on our results of operations due to lower demand caused by the appreciation of the U.S. dollar. In markets where our books and records are prepared in currencies other than the U.S. dollar, the appreciation of a local currency will increase our operating expenses and decrease our operating margins in U.S. dollar terms. For example, operating expenses, excluding depreciation and amortization from our In-country Operations increased $5.5 million for the year ended December 31, 2010. Excluding the effects of the strengthening currencies, operating expenses, excluding depreciation and amortization from our In-country Operations would have increased $2.9 million for the year ended December 31, 2010, as compared to the same period in 2009, due mainly to the higher salary and payroll-related expenses in Chile, Colombia, Mexico, Peru and Uruguay. The Chilean Peso strengthened by 9.9%, to 468.0 pesos per U.S. dollar as of December 31, 2010, from 519.3 as of December 31, 2009.

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

We are exposed to fluctuations in foreign exchange rates and reduce our exposure to the fluctuations by sometimes using derivative financial instruments, particularly foreign currency forward contracts. We use these contracts to hedge foreign currency denominated payables for inventory purchases in the normal course of business, in a currency other than the currency in which the products are sold. Derivative financial instruments potentially subject us to risk. Volatile foreign currency exchange rates increase our risk related to products purchased in a currency other than the currency in which the products are sold in the normal course of business.

We are exposed to market risk related to volatility in foreign currency exchange rates, including devaluation and revaluation of local currencies. The market risk related to the forward contracts is offset by changes in the valuation of the underlying foreign currencies being hedged. We are also exposed to credit loss in the event of nonperformance by our counterparties to foreign exchange forward contracts and we may not be able to adequately mitigate all foreign currency related risks. We manage our exposure to fluctuations in the value of currencies and interest rates using foreign currency forward contracts with creditworthy financial institution counterparties. We monitor our exposures and the creditworthiness of our financial institution counterparties. Credit exposure for derivative financial instruments is limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed our obligations to the counterparties. We manage the potential risk of credit loss through careful evaluation of counterparty credit standing, selection of counterparties from a limited group of financial institutions and other contract provisions.

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

We currently have in-country sales and distribution operations in 12 Latin American and Caribbean countries. We expect to enter into new geographic markets both within the countries where we already conduct operations and in new countries where we have no prior operating or distribution experience. In new markets, we will face challenges such as customers’ lack of awareness of our brand, difficulties in hiring personnel and our unfamiliarity with local markets. New markets may also have different competitive conditions from our existing markets and may generate lower margins. Any failure on our part to recognize or effectively respond to these differences may limit the success of our operations in those markets, and could hurt our results of operations.

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

The challenge of establishing and maintaining sufficient systems and controls and hiring, training and retaining sufficient accounting and finance personnel has intensified as our business has grown rapidly in recent years and expanded into new geographic markets. As a result, we have identified the need to expand our finance and accounting staff and enhance internal controls at both the corporate and in-country levels, and to enhance the training of in-country management personnel regarding internal controls and management reporting to meet our current needs. This process is ongoing and we expect Sentai, our company-wide ERP, management and accounting system, to enhance the control of daily operating functions by our senior management. Sentai was recently implemented in Mexico, our final location to adopt the system. In 2010, we added a new Corporate Controller to further strengthen our reporting and accounting competencies. In addition, we are continuously seeking to add personnel to our finance and accounting staff and instituting new controls and enhancing existing controls at our consolidated and subsidiary operating levels.

Although we believe our current management and financial reporting systems, internal and disclosure controls and finance and accounting personnel are sufficient to enable us to effectively manage our business, identify unfavorable developments and risks at an early stage and produce financial information in an accurate and timely manner, we cannot be sure this will be the case. For example, management identified a material weakness in one of our foreign operations control environment during the second quarter of 2008. The material weakness included the following: (i) a failure to perform proper management oversight of the local operations and monitor and test controls to detect the override of established controls and policies; (ii) failure to institute all elements of an effective program to detect and prevent personnel (considered to be employees performing functions under a services agreement in the ordinary course of business for us under the laws of the jurisdiction in which the foreign entity operates) from improperly claiming tax withholding exemptions as non-employees; and (iii) failure to establish and maintain an effective control environment surrounding the payroll process and the disbursement process, including the failure to verify the existence of complete and accurate procedures to support a three-way matching process comparing the original purchase order, invoice and receipt records of the purchased products to support the approval and payment for services rendered or products purchased. This material weakness resulted in increased payroll tax and value added tax, or VAT, in the amount estimated to be approximately $0.4 million in the second quarter of 2008.

Management has undertaken corrective actions to remediate the failed controls surrounding the foreign operating entity’s purchase and receipt of products. However, such actions may prove to be ineffective or inadequate and may expose us to risk of misstatements in its financial statements. In such circumstances, investors and other users of our financial statement may lose confidence in the reliability of our financial information, and we could fail to comply with certain covenants in its debt agreements.

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

Although we believe our controls are effective, if we fail to maintain sufficient management and financial reporting systems and internal and disclosure controls, hire, retain and train sufficient accounting and finance personnel, and enhance the training of in-country management personnel regarding internal controls and management reporting, our ability to prepare accurate and timely financial information could be impaired, hinder our growth and have a material adverse effect on our current or future business, results of operations and financial condition.

We could experience difficulties in staffing and managing our foreign operations, which could result in reduced revenues and difficulties in realizing our growth strategy.

We have many sales and distribution centers in multiple countries, which require us to attract managers of our business in each of those locations. In establishing and developing many of our in-country sales and distribution operations, we have relied in large part on the local market knowledge and entrepreneurial skills of a limited number of local managers in those markets. We have no employment agreements with any of our in-country managers. The loss of the services of any of these managers could adversely impact our results of operations in the market in which the manager is located. Further, it may prove difficult to find and attract new talent (including accounting and finance personnel) in our existing markets or any new markets we enter in Latin America and the Caribbean who possess the expertise required to successfully manage and operate our in-country sales and distribution operations. In 2008, we hired new management for our operations in Mexico including a new general manager and a controller, and in 2009, we hired a new general manager and a director of finance for our operations in Colombia, each of whom we believe has the appropriate knowledge and management skills to oversee our operations. If we fail to recruit highly qualified candidates, we may experience greater difficulty realizing our growth strategy, which could hurt our results of operations.

If we lose the services of our key executive officers, we may not succeed in implementing our business strategy.

We are currently managed by certain key executive officers, including both of our founders, Anthony Shalom and Michael Shalom. The Shaloms have extensive experience and knowledge of our industry and the many local markets in which we operate. They also have been integral in establishing and expanding some of our most significant customer and vendor relationships and building our unique distribution platform. The loss of the services of these key executive officers could adversely affect our ability to implement our business strategy, and new members of management may not be able to successfully replace them. With the exception of an employment agreement with our Chief Financial Officer, we have no employment agreements with any of our key executive officers.

The interests of our principal shareholder may not be aligned with yours.

As our controlling shareholder, CVC International can elect a majority of the members of our Board of Directors, select our management team, determine our corporate and management policies and make decisions relating to fundamental corporate actions. In addition, under the shareholders agreement among us and our shareholders, the members of our Board of Directors appointed by the Shaloms have veto rights over certain decisions, which could result in a deadlock and consequently could delay our management’s decision-making process.

We are exposed to increased costs associated with complying with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act and other corporate governance and disclosure standards. Compliance efforts could divert management time from revenue-generating activities to compliance activities. Failures to comply could cause reputational harm and additional costs to remedy shortcomings.

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

In particular, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires our management to annually review and evaluate our internal controls over financial reporting and attest to the effectiveness of these controls. To date, our ongoing efforts to comply with Section 404 have required the commitment of significant financial and managerial resources. In the event that our Chief Executive Officer or Chief Financial Officer determines that our controls over financial reporting are not effective as required by Section 404 at any time in the future, investor perceptions of us and our reputation may be adversely affected and we may incur significant additional costs to remedy shortcomings in our internal controls.

We are dependent on a variety of IT and telecommunications systems and are subject to additional risks, as we have recently completed the implementation of our company-wide reporting system, and any disruptions in our systems could adversely impact our ability to effectively manage our business and prepare accurate and timely financial information.

We are dependent on a variety of IT and telecommunications systems, including systems for managing our inventories, accounts receivable, accounts payable, order processing, shipping and accounting. In addition, our ability to price products appropriately and the success of our expansion plans depend to a significant degree upon our IT and telecommunications systems. We recently completed our ERP system implementation and integration of Sentai, our company-wide enterprise resource planning, or ERP, management and financial consolidation system in our Miami Operations and all of our In-country Operations. Sentai is a scalable IT system that enables simultaneous decentralized decision-making by our employees involved in sales and purchasing while permitting control of daily operating functions by our senior management. We are also using the Sentai logistics and inventory management system in order to better adapt to higher shipping volumes.

Our experience with this new platform is limited and each new installation required the training of our local employees. In addition, new installations may require further modifications in order to handle the different accounting requirements in each of the countries in which it is installed. Any temporary or long-term failure of these systems could adversely impact our ability to effectively manage our business and prepare accurate and timely financial information. Also, our failure to adapt and upgrade our systems to keep pace with our future development and expansion could hurt our results of operations.

Changes in accounting rules could adversely affect our business and results of operations.

Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. The U.S. government has authorized various policy-making bodies, including the Financial Accounting Standards Board, or the FASB, and the SEC, to interpret these principles and create appropriate accounting standards. Changes in these interpretations and standards, which may occur from time to time, may result in additional non-cash charges and/or changes in presentation or disclosure, which in turn could have a significant adverse effect on our results of operations.

We may be required to recognize further impairments of our goodwill, identifiable intangible assets or other long-lived assets or to establish further valuation allowances against our deferred income tax assets, which could adversely affect our results of operations or financial condition.

An extended period of economic contraction or a deterioration of our operating performance could result in impairment to the carrying amount of our goodwill. We did not recognize any goodwill impairment charges for the year ended December 31, 2010 and 2009. In the fourth quarter of 2008, consistent with the severe decline in the global capital markets, we experienced a similar decline in the market value of our goodwill and other intangible assets. As a result, our fair value of goodwill was significantly lower than book value. We performed our annual impairment test of our goodwill and other intangible assets. As a result of this evaluation, we recognized a charge of $18.8 million against the carrying value of our goodwill. This non-cash charge materially impacted our equity and results of operations in 2008, but does not impact our ongoing business operations, liquidity or cash flow.

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets, which also include net operating loss, or NOL carryforwards for entities that have generated or continue to generate operating losses, are assessed periodically by management to determine if their future benefit will be fully realized. If it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net (loss) income. Such charges could have a material adverse effect on our results of operations or financial condition. We establish a valuation allowance against our NOLs when we do not believe that we will realize the full benefit of the NOLs. As of December 31, 2010 and 2009, we recorded a valuation allowance of $12.5 million and $6.4 million, respectively, against the respective NOLs, of which $10.4 million and $4.4 million, respectively, related to our U.S. and $2.1 million and $2.0 million, respectively, related to our In-country Operations.

Our future results of operations may be impacted by the prolonged weakness in the recent economic environment that may result in a further impairment of any existing goodwill or goodwill recorded in the future and/or other long-lived assets or further valuation allowances on our deferred tax assets, which could adversely affect our results of operations or financial condition.

Our substantial debt could limit the cash flow available for our operations, which could adversely affect our business.

We have and will continue to have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2010 we had $137.5 million of total debt outstanding (consisting of $114.7 million outstanding under our $120.0 million 13  1/4% Second Priority Senior Secured Notes due December 15, 2014, or the 13  1/4% Senior Notes, net of discount, $16.9 million outstanding under Software Brokers of America, Inc.’s, or SBA’s, senior secured revolving credit facility with Comerica Bank, or Senior Secured Revolving Credit Facility and cash overdrafts with banks, $5.1 million outstanding debt of our foreign subsidiaries, and $0.8 million other long-term debt, including capital leases). As of December 31, 2009, we had $129.7 million of total debt outstanding (consisting of $113.3 million outstanding under our $120.0 million 13  1/4% Senior Notes due December 15, 2014, or the 13   1/4% Senior Notes, net of discount, $9.2 million outstanding under our Senior Secured Revolving Credit Facility, $6.2 million of outstanding debt of our foreign subsidiaries and $1.0 million of capital leases of SBA). Subject to the limits contained in the indenture governing the 13   1/4% Senior Notes and our other debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we incur additional debt, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to the holders of our common stock, including the following:

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

The indenture governing the 13   1/4% Senior Notes and the credit agreement governing SBA’s Senior Secured Revolving Credit Facility with Comerica Bank impose significant operating and financial restrictions on our company and our subsidiaries, which may prevent us from capitalizing on business opportunities.

The indenture governing the 13   1/4% Senior Notes imposes significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to (i) incur additional indebtedness or enter into sale and leaseback obligations; (ii) pay certain dividends or make certain distributions on our capital stock or repurchase our capital stock; (iii) make certain investments or other restricted payments; (iv) place restrictions on the ability of subsidiaries to pay dividends or make other payments to us; (v) engage in transactions with shareholders or affiliates; (vi) sell certain assets or merge with or into other companies; (vii) guarantee indebtedness; or (viii) create liens.

The Senior Secured Revolving Credit Facility further contains a number of financial and non-financial covenants that, among other things, restrict SBA’s ability to (i) incur additional indebtedness; (ii) make certain capital expenditures; (iii) guarantee certain obligations; (iv) create or allow liens on certain assets; (v) make investments, loans or advances; (vi) pay dividends, make distributions or undertake stock and other equity interest buybacks; (vii) make certain acquisitions; (viii) engage in mergers, consolidations or sales of assets; (ix) use the proceeds of the revolving credit facility for certain purposes; (x) enter into transactions with affiliates in non-arms’ length transactions; (xi) make certain payments on subordinated indebtedness; and (xii) acquire or sell subsidiaries. The Senior Secured Revolving Credit Facility also requires SBA to maintain certain ratios of debt, income, net worth and other restrictive financial covenants.

As of December 31, 2010, the Senior Secured Revolving Credit Facility financial covenants require SBA to:

•

maintain a total leverage ratio of not greater than 5.50 to 1.00 through the quarter ending December 31, 2010, 5.00 to 1.00 for the quarters ending March 31, 2011 and June 30, 2011, 4.50 to 1.00 for the quarters ending December 31, 2011, 4.00 to 1.00 for the quarter ending March 31, 2012 and each quarter ending thereafter;

•	maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 commencing March 31, 2010, on a year-to-date basis through December 31, 2010, and on a rolling four-quarter basis thereafter; and,

•	maintain consolidated net income of not less than $0 on a rolling four-quarter basis.

SBA was in default with certain covenants under the Senior Secured Revolving Credit Facility and did not meet the total leverage ratio, the fixed charge coverage ratio and the rolling four-quarter net income covenant as of December 31, 2010.

On March 28, 2011, SBA obtained a waiver of the covenant defaults as of December 31, 2010. SBA obtained an amendment to the Senior Secured Revolving Credit Facility, reducing the aggregate size of the facility to $25.0 million and updating the financial convents requiring SBA to:

•

maintain a total leverage ratio of not greater than 5.00 to 1.00 for the quarters ending March 31, 2011 and June 30, 2011, 4.50 to 1.00 for the quarters ending September 30, 2011 and December 31, 2011, 4.00 to 1.00 for the quarter ending March 31, 2012 and each quarter ending thereafter; and,

•

maintain on a year-to-date basis through December 31, 2011, consolidated net income of not less than $(2.5) million for the quarter ended March 31, 2011, $(2.0) million for the quarter ended June 30, 2011, $(1.5) million for the quarter ended September 30, 2011, $(1.0) million for the quarter ended December 31, 2011, and, on a rolling four-quarter basis, not less than $(0.5) million for the quarter ended March 31, 2012 and $0 for each quarter ending thereafter.

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

We extend credit for a significant portion of sales to our customers. Any negative trends in our customer’s businesses as well as their inability to obtain financing for operations could increase the risk that we may be unable to collect on receivables on a timely basis, or at all. If our customers fail to pay or delay payment for the products they purchase from us, it could result in longer payment cycles, increased collection costs, defaults exceeding our expectations and an adverse impact on the cost or availability of financing. If there is a substantial deterioration in the collectability of our receivables, we may not be able to obtain credit insurance at reasonable rates and credit insurers may drop coverage on our customers and increase premiums, deductibles and co-insurance levels on our remaining or prospective coverage. If we are unable to collect under existing credit insurance policies, or fail to take other actions to adequately mitigate such credit risk, our earnings, cash flows and our ability to utilize receivable-based financing could deteriorate. These risks may be exacerbated by a variety of factors, including adverse economic conditions, solvency issues experienced by our customers as a result of an economic downturn or a decrease in IT spending by end-users, decreases in demand for our products and negative trends in the businesses of our customers.

We have a number of credit facilities under which the amount we are able to borrow is based on the value and quality of our accounts receivable. The value and quality of our accounts receivable is affected by several factors, including:

•	the collectability of our accounts receivable;

•	general and regional industry and economic conditions; and

•	our and our customers’ financial condition and creditworthiness.

Any reduction in our borrowing capacity under these credit facilities could adversely affect our ability to finance our working capital and other needs.

Although we obtain credit insurance against the failure to pay or delay in payment for our products by some of the customers of our Miami Operations, our results of operations and liquidity could be hurt by a loss for which we do not have insurance or that is subject to an exclusion or that exceeds our applicable policy limits. In addition, increasing insurance premiums could adversely affect our results of operations. Moreover, failure to obtain credit insurance may have a negative impact on the amount of borrowing capacity available to our Miami based operations under our Senior Secured Revolving Credit Facility.

If we are unable to obtain sufficient trade credit from our vendors or other sources in a timely manner and on reasonable terms, our results of operations could be adversely affected and our growth inhibited.

Our business is working capital intensive and our vendors historically have been an important source of funding our business growth through the provision of trade credit. We expect to continue to rely on trade credit from our vendors to provide a significant amount of our working capital. If our vendors fail to provide us with sufficient trade credit, including larger amounts of trade credit, in a timely manner as our business grows, we may have to rely on other sources of financing, which may not be readily available or, if available, may not be on terms acceptable or favorable to us. The recent global economic downturn and the tightening in the credit markets further heightens the risk that we may not be able to obtain such trade credit or alternative sources of financing, or that to the extent we can obtain it, the terms are unfavorable. If we are unable to obtain sufficient trade credit from our vendors or other sources in a timely manner, our results of operations could be adversely affected and our growth inhibited.

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

A significant portion of our revenue is derived from products manufactured by a relatively small number of vendors. For the years ended December 31, 2010, 2009 and 2008, our top 10 vendors manufactured products that accounted for 65.7%, 66.1% and 65.0%, respectively, of our total revenue and the products of our top vendor accounted for 18.6%, 19.1% and 17.4%, respectively, of our total revenue. We expect that we will continue to obtain most of our products from a relatively small number of vendors and that the portion of our revenue that we obtain from such vendors may continue to increase in the future. Due to intense competition in the IT products distribution industry, our key vendors can choose to work with other distributors and, pursuant to standard terms in our vendor agreements, may terminate their relationships with us on short notice. The loss of a relationship with any of our key vendors may hurt our results of operations.

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

The sales agreements provided by our vendors are generally at-will agreements that have short terms. Generally, each vendor has the ability to unilaterally change the terms and conditions of its sales agreements for future orders, including a reduction in the level of purchase discounts, rebates and marketing programs available to us. If we are unable to pass the impact of these changes through to our reseller and retailer customers (usually through increased prices), our results of operations could be hurt.

We are dependent on vendors to maintain adequate inventory levels and oversupplies may adversely affect our margins and product shortages may adversely affect our revenues and costs.

We depend on our vendors to maintain adequate inventory. Our inventory levels may vary from period to period, due primarily to the anticipated and actual sales levels and our purchasing levels. The IT industry occasionally experiences an oversupply of IT products, which vendors then sell on the market at reduced prices. Recently we have experienced periods of excess LCD monitors in the market, resulting in price decreases to sell excess inventories. If similar oversupplies occur in the future, our results of operations could be adversely affected again. The IT industry is also characterized by periods of severe product shortages due to vendors’ difficulties in projecting demand for certain products distributed by us. When such product shortages occur, we typically receive an allocation of products from the vendor. Our vendors may not be able to maintain an adequate supply of products to fulfill all of our customer orders on a timely basis and the costs of these products to us may increase. Any supply shortages or delays (some or all of which are beyond our control) could cause us to be unable to service customers on a timely basis. If the decline in sales or increased costs due to product shortages is not offset by higher margins, this could hurt our results of operations.

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

We store significant quantities of inventory at warehouses in Miami, China and throughout Latin America and the Caribbean. We and our third party shippers have experienced inventory theft at, or in transit to or from, certain facilities in several of our locations at various times in the past. In the future, we may be subject to significant inventory losses due to theft from our warehouses, hijacking of trucks carrying our inventory or other forms of theft. The implementation of security measures beyond those we already utilize, which include the establishment of alarm systems in our warehouses, GPS tracking systems on delivery vehicles and armed escorts for shipment of our products, in each case in certain of our locations, would increase our operating costs.

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

Item 1B. Unresolved Staff Comments.

None.

Item  2. Properties.

Our corporate headquarters are located in a 221,021 square foot facility in Miami, Florida. We support our operations throughout Latin America and the Caribbean from our Miami facility, which is an extensive sales and administrative office and distribution network integrating executive-level management, warehousing, RMA, purchasing, sales, marketing, human resources, credit, finance, technical support and customer service functions. Our Miami facility is located near the Port of Miami and Miami International Airport which facilitates access to the area’s air and container-cargo networks. The lease commencement date of our Miami facility was May 1, 2007.

As of December 31, 2010, we operated a sales and distribution center in the U.S., 25 sales and distribution centers in 12 countries in Latin America and the Caribbean. The foreign distribution centers include our In-Country Operations office and warehouses. Some of the distribution centers include assembly lines for “white-box” PCs that we or our value-added reseller and retailer customers assemble locally. In total, our sales and distribution centers in our Miami Operations and in our In-country Operations represent nearly 775,000 square feet of space (including 200,000 square feet of office space and 575,000 square feet of warehouse space). As of December 31, 2010, we leased substantially all of our facilities on varying terms with the exception of a portion of our sales and distribution center in Santiago, Chile, San Salvador, El Salvador and warehouse space in Lima, Peru. Further, we have an option to purchase a warehouse and office space in Mexico City, Mexico for $3.0 million, which expires on December 31, 2011. We do not anticipate any material difficulties with the renewal of any of our leases when they expire or in securing replacement facilities on commercially reasonable terms. The following table sets forth information regarding our facilities including location, use, size and ownership or lease status:

Location	Use	Approximate Gross Square Feet	Owned or Leased
Buenos Aires, Argentina	Office/Warehouse	27,243	Leased
Santiago, Chile	Office/Warehouse	57,296	Owned-80%;Leased-20%
Iquique, Chile	Office/Warehouse	7,750	Leased
Bogotá, Colombia	Office/Warehouse	10,828	Leased
Cota, Colombia	Office/Warehouse	13,659	Leased
San José, Costa Rica	Office/Warehouse	43,056	Leased
Quito, Ecuador	Office/Warehouse	28,589	Leased
Guayaquil, Ecuador	Office/Warehouse	8,191	Leased
San Salvador, El Salvador	Office/Warehouse	17,352	Owned
Guatemala City, Guatemala	Office/Warehouse	37,104	Leased
Kingston, Jamaica	Office/Warehouse	16,968	Leased
Centro de Capacitación, Mexico	Office/Warehouse	5,382	Leased
León, Mexico	Office/Warehouse	4,650	Leased
Mexico City, Mexico	Office/Warehouse	43,368	Leased
Monterrey, Mexico	Office/Warehouse	4,306	Leased
Plaza, Mexico	Office/Warehouse	1,615	Leased
Puebla, Mexico	Office/Warehouse	6,458	Leased
Querétaro, Mexico	Office/Warehouse	3,875	Leased
Tlalnepantla, Mexico	Office/Warehouse	104,238	Leased
Veracruz, Mexico	Office/Warehouse	2,939	Leased
Villahermosa, Mexico	Office/Warehouse	1,399	Leased
Panama City, Panama	Office/Warehouse	34,445	Leased
Chiriqui, Panama	Office/Warehouse	6,480	Leased
Lima, Peru	Office/Warehouse	45,252	Owned-93%;Leased-7%
Montevideo, Uruguay	Office/Warehouse	25,058	Leased
Miami, United States	Office/Warehouse	221,021	Leased

Item 3. Legal Proceedings.

As of December 31, 2010, we had no material legal proceedings pending. From time to time, we are the subject of legal proceedings arising in the ordinary course of business. We do not believe that any proceedings currently pending or threatened will have a material adverse affect on our business or results of operations.

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock. The Company had 100,000 shares of common stock, voting and 29,357 shares of Class B common stock, non-voting, collectively referred to herein as Common Stock, outstanding as of December 31, 2010 and 2009. Our Company’s Common Stock is privately held and not traded on a public stock exchange.

As of March 30, 2011, there were 13 holders of record of our common stock, voting and 19 holders of record of our Class B common stock, non-voting. For a detailed discussion of the ownership of our Company, see Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report.

Dividend Policy. The Company declared and paid a $20.0 million dividend on our Common Stock on August 25, 2005, using a portion of the proceeds from our $120.0 million offering of our prior 11 3/4% Senior Notes. We have neither declared nor paid a dividend on our Common Stock subsequently. We currently intend to retain future earnings to fund ongoing operations and finance the growth and development of our business and, therefore, do not anticipate declaring or paying cash dividends on our Common Stock for the foreseeable future.

Any determination to pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant. The terms of certain of our 13 3/4% Senior Notes and SBA’s outstanding indebtedness substantially restrict the ability of either company to pay dividends. In addition, because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends from our subsidiaries.

For a detailed discussion of the equity compensation plan of our Company, see Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report.

Item 6. Selected Financial Data.

The following table presents selected consolidated financial information and other data as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 and includes the results of operations of our acquisitions that have been combined with our results of operations beginning on their acquisition dates. We derived the statement of operations and other data set forth below for the years ended December 31, 2010, 2009 and 2008, and the balance sheet data as of December 31, 2010 and 2009 from our audited consolidated financial statements (together with the notes thereto) included elsewhere in this Annual Report. We derived the selected financial information and other data for the years ended December 31, 2007 and 2006 and as of December 31, 2008, 2007 and 2006 from our audited consolidated financial statements with respect to such date and periods not included in this Annual Report. The information set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and notes thereto, included in this Annual Report.

	As of or For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share and other data)
Statement of Operations Data:
Revenue	$1,013,272	$917,168	$1,071,551	$1,038,368	$889,779
Cost of revenue	917,529	825,587	970,955	937,286	797,665

Gross profit	95,743	91,581	100,596	101,082	92,114
Operating expenses	79,638	71,256	105,723 (1)	73,314	57,537

Operating income	16,105	20,325	(5,127)	27,768	34,577
Other expense (income)
Interest expense	20,933	17,495	17,431	17,763	16,233
Interest income	(309)	(514)	(941)	(730)	(876)
Other (income) expense, net	(237)	(3,563)	(3,427)	(292)	164
Foreign exchange (gain) loss, net	(2,025)	(3,130)	15,533	(2,401)	1,099

Total other expense	18,362	10,288	28,596	14,340	16,620
(Loss) income before provision for income taxes	(2,257)	10,037	(33,723)	13,428	17,957
Provision for income taxes	1,393	2,844	1,595	867	4,894

Net (loss) income	$(3,650)	$7,193	$(35,318)	$12,561	$13,063

Net (loss) income per weighted average share of common stock, voting and Class B common stock, non-voting
Basic	$(28.21)	$69.94	$(345.63)	$122.93	$127.84

Diluted	$(28.21)	$69.94	$(345.63)	$122.93	$127.84

Weighted average number of common shares, voting and Class B common stock, non-voting used in per share calculation:
Basic	129,357 (2)	102,852 (2)	102,182	102,182	102,182

Diluted	129,357 (2)	102,852 (2)	102,182	102,182	102,182

	As of or For the Years Ended December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents	$28,867	$27,234	$22,344	$29,399	$20,574
Working capital(3)	104,358	110,693	75,726	101,629	98,222
Total assets	346,105	308,101	284,068	363,008	292,575
Long-term debt (including current maturities and capital leases)	116,251	114,982	105,865	117,224	120,209
Total debt	137,507	129,711	136,906	143,590	137,862
Total shareholders’ equity	39,041	42,734	14,550	54,101	38,337

Other Data:
Cash dividends per common share	$—	$—	$—	$—	$—
Ratio of earnings to fixed charges(4)	$18,676	1.5x	$(16,292)	1.7x	2.1x

(1)	Operating expenses includes the goodwill impairment charge of $18,777 for the year ended December 31, 2008.
(2)

Weighted average number of common shares, voting and Class B common stock, non-voting used in the per share calculation for the periods presented reflects the issuance of 27,175 shares of Class B common stock, non-voting to certain of our Company’s existing shareholders and their affiliates, concurrently with the redemption and cancellation of our 11  3/4% Senior Notes and the closing of our 13  1/4% Senior Notes offering on December 22, 2009.

(3)	Working capital is defined as current assets less current liabilities.
(4)	For purposes of calculating the ratio of earnings to fixed charges: (i) earnings is defined as income before income taxes plus fixed charges; and (ii) fixed charges is defined as interest expense (including capitalized interest and amortization of debt issuance costs) and the portion of operating rental expense which management believes would be representative of the interest component of rental expense. A ratio of less than one-to-one coverage requires the disclosure of the dollar amount of the deficiency.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Annual Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, beliefs, estimates, forecasts, projections and management assumptions about our company, our future performance, our liquidity and the IT products distribution industry in which we operate. Words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “goal,” “plan,” “seek,” “project,” “target” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances including but not limited to, management’s expectations for competition, revenues, margin, expenses and other operating results, capital expenditures, liquidity, capital requirements, acquisitions and exchange rate fluctuations, each of which involves numerous risks and uncertainties are forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth in this Annual Report under Part I—Item 1A. Risk Factors and elsewhere herein. These risks and uncertainties include, but are not limited to, the following:

•	the effects of the global economic downturn on the markets in which we operate or plan to operate, which may lead to a decline in our business and our results of operations;

•	an increase in competition in the markets in which we operate or plan to operate;

•	difficulties in maintaining and enhancing internal controls and management and financial reporting systems;

•	adverse changes in general, regional and country-specific economic and political conditions in Latin America and the Caribbean;

•	fluctuations of other currencies relative to the U.S. dollar;

•	difficulties in staffing and managing our foreign operations;

•	departures of our key executive officers;

•	increases in credit exposure to our customers;

•	adverse changes in our relationships with vendors and customers; or

•	declines in our inventory values.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010, which are included in this Annual Report.

Overview

We believe we are the largest pure play value-added distributor of computer IT products focused solely on serving Latin America and the Caribbean. We distribute computer equipment components, peripherals, software, computer systems, accessories, networking products and digital consumer electronics to more than 44,000 customers in 41 countries. We offer single source purchasing to our customers by providing an in-stock selection of more than 13,000 products from over 150 vendors, including the world’s leading IT product manufacturers. From our headquarters and main distribution center in Miami, we support a network of 25 sales and distribution operations in 12 Latin American and the Caribbean countries, or our In-country Operations.

Our results for the year ended December 31, 2010, reflect an increase in revenue across most of our product lines and our customer markets, as compared to the corresponding period in 2009. Revenue increased $96.1 million, or 10.5% to $1,013.3 million for the year ended December 31, 2010, as compared to $917.2 million for the year ended December 31, 2009. The improvement in the global economy, which experienced a downturn in late 2008 and early 2009, was the main driver for the increase in our revenues. Gross profit increased $4.1 million, or 4.5% to $95.7 million for the year ended December 31, 2010, as compared to $91.6 million for the year ended December 31, 2009. The improvement in gross profit was the result of the higher sales volume.

Total operating expenses increased $8.3 million, or 11.8% to $79.6 million for the year ended December 31, 2010, as compared to $71.3 million for the year ended December 31, 2009. The increase in operating expenses resulted primarily from the additional salary and payroll-related expenses incurred during the year ended December 31, 2010. Other expense increased $8.1 million, or 78.5% to $18.4 million during the year ended December 31, 2010, as compared to $10.3 million for the year ended December 31, 2009. The increase in other expense during the year ended December 31, 2010 was due primarily to the higher interest expense related to our 13 1/4% Senior Notes that were issued concurrent with the redemption and cancellation on December 22, 2009 of our prior 11 3/4% Senior Notes. The increase was also a result of the absence of the $4.4 million gain on the repurchase of $7.1 million of our prior 11 3/4% Senior Notes at substantial discounts to their face amounts during the year ended December 31, 2009.

Net loss was $3.7 million for the year ended December 31, 2010, as compared to net income of $7.2 million for the year ended December 31, 2009.

Factors Affecting Our Results of Operations

The following events and developments have in the past, or are expected in the future to have a significant impact on our financial condition and results of operations:

•

Impact of price competition, vendor terms and conditions, and the late 2008 and early 2009 downturn in the global economy on margin. Historically, our gross profit margins have been impacted by price competition, changes to vendor terms and conditions, including but not limited to, reductions in product rebates and incentives, our ability to return inventory to manufacturers, and time periods during which vendors provide price protection. We expect these competitive pricing pressures and modifications to vendor terms and conditions to continue into the foreseeable future. The recent downturn in the global economy has also increasingly become a factor impacting our gross profit margins. We experienced a softening in demand for IT products in Latin America and the Caribbean as a result of the global economic downturn in late 2008 and throughout 2009.

•

Shift in revenue to In-country Operations. One of our growth strategies is to expand the geographic presence of our In-country Operations into areas in which we believe we can achieve higher gross margins than our Miami Operations. Miami gross margins are generally lower than gross margins from our In-country Operations because the Miami export market is more competitive due to the high concentration of other Miami-based IT distributors who compete for the export business of resellers and retailers located in Latin America or the Caribbean. In addition, these resellers and retailers generally have larger average order quantities than customers of our In-country Operations segment, and as a result, benefit from lower average prices. Revenue from our In-country Operations grew by an average of 19.0% annually between 2001 and 2010, as compared to growth in revenue from our Miami Operations of an average of 5.6% annually over the same period. Revenue from our In-country Operations accounted for 78.6%, 74.4% and 74.1% of consolidated revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

•

Exposure to fluctuations in foreign currency. A significant portion of the revenues from our In-country Operations is invoiced in currencies other than the U.S. dollar and a significant amount of the operating expenses from our In-country Operations are denominated in currencies other than U.S. dollar. In markets where we invoice in local currency, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, the appreciation of a local currency could have a marginal impact on our gross profit and gross margins in U.S. dollar terms. In markets where our books and records are prepared in currencies other than the U.S. dollar, the appreciation of the local currency will increase our operating expenses and decrease our operating margins in U.S. dollar terms. Our consolidated statements of operations include a foreign exchange gain of $2.0 million, a gain of $3.1 million and a loss of $15.5 million, respectively, for the years ended December 31, 2010, 2009 and 2008. We periodically engage in foreign currency forward contracts when available and when doing so is not cost prohibitive. In periods when we do not, foreign currency fluctuations may adversely affect our results of operations, including our gross margins and operating margins.

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

When we purchase goods from these vendors, we need to increase our use of available cash or borrowings under our credit facility (in each case to the extent available) to pay the purchase price upon delivery of the products, which adversely affects our liquidity and can adversely affect our results of operations and opportunities for growth. We purchase credit insurance to support trade credit lines extended to our customers which has been restricted due to regional or global economic events or disruptions in the credit markets. Periodically, credit insurers may tighten the requirements for extending credit insurance coverage thereby limiting our capacity to extend trade credit to our customers and the growth of our business throughout the Region.

•

Increased levels of indebtedness. During December 2009, we completed a cash tender offer for $96.9 million aggregate principal amount of our prior 11  3/4% Senior Notes outstanding. We financed the tender offer with the net cash proceeds of $120.0 million aggregate principal amount of the 13  1/4% Senior Notes that were sold in a private placement transaction and closed on December 22, 2009. We used the proceeds from the sale of the 13  1/4% Senior Notes to repay our borrowings under, and renew our existing senior secured credit facility, repurchase, redeem or otherwise discharge our 11  3/4% Senior Notes and the balance for general corporate purposes. For the years ended December 31, 2010, 2009 and 2008, interest expense was $20.9 million, $17.5 million and $17.4 million, respectively.

•

Goodwill impairment. Goodwill represents the excess of the purchase price over the fair value of the net assets. We perform our impairment test of our goodwill and other intangible assets on an annual basis. The goodwill impairment charge represents the extent to which the carrying values exceeded the fair value attributable to our goodwill. Fair values are determined based upon market conditions and the income approach which utilizes cash flow projections and other factors. The decline in value of our goodwill was consistent with the overall market decline as a result of the recent global economic environment and financial market dislocation. Our future results of operations may be impacted by the prolonged weakness in the economic environment, which may result in a further impairment of any existing goodwill or goodwill and/or other long-lived assets recorded in the future.

In connection with the Company’s goodwill impairment testing and analysis conducted in 2010, the Company noted that as of December 31, 2010, the fair value exceeded the carrying value of Computación Monrenca Panama, S.A., or Intcomex Panama, by 3.1%. The fair value of Intcomex Panama was determined using management’s estimate of fair value based upon the financial projections for the business. As of December 31, 2010, the balance of Intcomex Panama’s goodwill was $0.5 million, which represented 5.0% of the carrying value of Intcomex Panama and less than 1.0% of the Company’s total assets. In connection with the Company’s goodwill impairment testing and analysis conducted in 2009, the Company noted that as of December 31. 2009, the fair value exceeded the carrying value of Intcomex Mexico by 3.4%. The fair value of Intcomex Mexico was determined using management’s estimate of fair value based upon the financial projections for the business given the recent economic contraction in Mexico’s gross domestic product, or GDP. As of December 31, 2009, the balance of Intcomex Mexico’s goodwill was $2.9 million, which represented 9.5% of the carrying value of Intcomex Mexico and less than 1.0% of the Company’s total assets. An extended period of economic contraction or a deterioration of operating performance could result in a further impairment to the carrying amount of the Company’s goodwill.

We did not record an impairment charge for goodwill and identifiable intangible assets for the years ended December 31, 2010 and 2009. For the year ended December 31, 2008, consistent with the severe decline in the global capital markets, our annual goodwill and identifiable intangible asset impairment test resulted in a substantial decline in the value attributable to our goodwill. In the fourth quarter of 2008, we recorded a goodwill impairment charge of $18.8 million to our $32.3 million goodwill. This non-cash charge materially impacted our equity and results of operations in 2008, but did not impact our ongoing business operations, liquidity or cash flow. Goodwill impairment charge was recorded in the amount of $11.5 million related to our Miami Operations and $7.3 million related to our In-country Operations, particularly $4.1 million in Mexico, $1.3 million in Guatemala, $1.2 million in Jamaica, $0.5 million in El Salvador and $0.2 million in Argentina. This non-cash charge materially impacted our equity and results of operations in 2008, but did not impact our ongoing business operations, liquidity or cash flow.

•

Deferred tax assets. Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets, which also include NOL carryforwards for entities that have generated or continue to generate operating losses, are assessed periodically by management to determine if their future benefit will be fully realized. If it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net (loss) income. Such charges could have a material adverse effect on our results of operations or financial condition.

As of December 31, 2010 and 2009, our U.S. and state of Florida NOLs resulted in $19.9 million and $13.3 million, respectively, of deferred tax assets, which will begin to expire in 2026. As of December 31, 2010 and 2009, Intcomex Argentina, S.R.L. had $5.0 million and $4.0 million, respectively, in NOLs resulting in $1.8 million and $1.4 million, respectively, of deferred tax assets, which will begin to expire in 2011. As of December 31, 2010 and 2009, Intcomex Mexico had $1.3 million and $1.1 million, respectively, in NOLs resulting in $0.4 million and $0.3 million, respectively, of deferred tax assets, which will expire in 2018. As of December 31, 2010, Intcomex Colombia LTDA, or Intcomex Colombia did not have any NOLs remaining. As of December 31, 2009, Intcomex Colombia had $0.8 million in NOLs resulting in $0.3 million of deferred tax assets related to a NOL carryforward.

We periodically analyze the available evidence related to the realization of the deferred tax assets, considered the current negative economic environment and determined it is now more likely than not that we will not recognize a portion of our deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies. As of December 31, 2010 and 2009, we had a valuation allowance of $10.4 million and $4.4 million, respectively, related to our U.S. and state of Florida NOLs and $2.1 million and $2.0 million, respectively, related to our foreign NOLs, as management does not believe that it will realize the full benefit of these NOLs. Our future results of operations may be impacted by a prolonged weakness in the economic environment, which may result in further valuation allowances on our deferred tax assets and adversely affect our results of operations or financial condition.

•

Write-Off of Proposed Initial Public Offering Expenses. For the years ended December 31, 2010 and 2008, we wrote off $0.5 million and $2.0 million, respectively, related to a proposed initial public offering, or IPO transaction to take our Company public. For the year ended 2009, we did not write off any costs related to such proposed IPO transaction. The costs were recorded as an increase in operating expenses in the consolidated statement of operations, as they were one-time charges that were not indicative of operations in the normal course of business and relate to a non-recurring transaction that would normally be netted against IPO proceeds.

•

Restructuring Charges. For the year ended December 31, 2010, we did not incur any restructuring charges. Restructuring charges for the years ended December 31, 2009 and 2008 were $0.6 million incurred in 2009 and $1.5 million in the fourth quarter of 2008, respectively. In 2008, we implemented restructuring and rebalancing actions designed to improve our efficiencies and profitability, strengthen our operations and reduce our costs in several of our locations. The restructuring included involuntary workforce reductions and employee benefits and other costs incurred in connection with vacating leased facilities. The charges were recorded in our statements of operations as an increase to our operating expenses.

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

Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and delivery has occurred. Delivery to customers has occurred at the point of shipment, provided that title and risk of loss have transferred and no significant obligations remain. We allow our customers to return defective products for exchange or credit within 30 days of delivery based on the warranty of the original equipment manufacturer, or OEM. An exception is infrequently made for long-standing customers with current accounts, on a case-by-case basis and upon approval by management. A return is recorded in the period of the return because, based on past experience, these returns are infrequent and immaterial.

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

In addition, we review other long-lived assets, principally property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the asset’s fair value, we measure and record an impairment loss for the excess. We assess an asset’s fair value by determining the expected future undiscounted cash flows of the asset. There are numerous uncertainties and inherent risks in conducting business, such as general economic conditions, actions of competitors, ability to manage growth, actions of regulatory authorities, pending investigations or litigation, customer demand and risk relating to international operations. Adverse effects from these or other risks may result in adjustments to the carrying value of our other long-lived assets. See Part II—Item 8. Financial Statements and Supplemental Data, “Note 4. Identifiable Intangible Assets, Net and Goodwill” in the Notes to Consolidated Financial Statements, of this Annual Report.

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

Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The update requires additional disclosures for fair value measurements, requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for these transfers and provides clarification for existing disclosure requirements. The update was effective for interim and annual periods beginning after December 15, 2009, except for the activity in Level 3 fair value measurements, which was effective for annual periods beginning after December 15, 2010. The updates did not have an impact on our consolidated financial statements.

Recently Adopted Accounting Guidance

In February 2010, the FASB issued ASU 2010-9, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, which clarifies the guidance on certain recognition and disclosure requirements for subsequent events. The update requires SEC filers and conduit bond obligors for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of the financial statements issued and all other entities to evaluate subsequent events through the date the financial statements are available to be issued. The update was effective immediately upon issuance and did not have an impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary — A Scope Clarification. The update amends the codification to clarify that the scope of the decrease in ownership provisions of ASC 810-10 and related guidance applies to: (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method or joint venture; (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity-method investee or joint venture); and (iv) a decrease in ownership in a subsidiary that is not a business or nonprofit activity when the substance of the transaction causing the decrease in ownership is not addressed in other authoritative guidance. If no other guidance exists, an entity should apply the guidance in ASC 810-10, Consolidation-Overall. The update did not have an impact on our consolidated financial statements.

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

Comparison of the year ended December 31, 2010 versus the year ended December 31, 2009 and of the year ended December 31, 2009 versus the year ended December 31, 2008

The following table sets forth selected financial data (in thousands) and percentages of revenue for the periods presented:

	Year Ended December 31, 2010		Year Ended December 31, 2009		Year Ended December 31, 2008
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Revenue	$1,013,272	100.0%	$917,168	100.0%	$1,071,551	100.0%
Cost of revenue	917,529	90.6%	825,587	90.0%	970,955	90.6%

Gross profit	95,743	9.4%	91,581	10.0%	100,596	9.4%
Selling, general and administrative expenses	75,315	7.4%	66,973	7.3%	83,038	7.7%
Goodwill impairment charge	—	—	—	—	18,777	1.8%
Depreciation and amortization	4,323	0.4%	4,283	0.5%	3,908	0.4%

Total operating expenses	79,638	7.9%	71,256	7.8%	105,723	9.9%

Operating income (loss)	16,105	1.6%	20,325	2.2%	(5,127)	(0.5)%
Other expense, net	18,362	1.8%	10,288	1.1%	28,596	2.7%

(Loss) income before provision for income taxes	(2,257)	(0.2)%	10,037	1.1%	(33,723)	(3.2)%
Provision for income taxes	1,393	0.1%	2,844	1.1%	1,595	0.1%

Net (loss) income	$(3,650)	(0.4)%	$7,193	0.8%	$(35,318)	(3.3)%

Revenue. Revenue increased $96.1 million, or 10.5%, to $1,013.3 million for the year ended December 31, 2010, from $917.2 million for the year ended December 31, 2009. Our revenue growth was driven by the increased demand for our products throughout Latin America and the Caribbean, as a result of the improved economic conditions following the global economic downturn in late 2008 and throughout 2009, and our efforts to grow and diversify our product offerings. Revenue growth was driven primarily by the increase in sales of notebook computers of $43.4 million, basic “white-box” systems of $25.8 million, memory products of $17.7 million, printers of $5.3 million and software of $3.3 million. We experienced an 11.1% increase in unit shipments across our core product lines coupled with a 0.4% increase in average sales prices across the same core products for the year ended December 31, 2010, as compared to the same period in 2009, due to the improved demand for our products. Revenue derived from our In-country Operations increased $114.5 million, or 16.8%, to $796.8 million for the year ended December 31, 2010, from $682.2 million for the year ended December 31, 2009. Revenue derived from our In-country Operations accounted for 78.6% of our total revenue for the year ended December 31, 2010, as compared to 74.4% of our total revenue for the year ended December 31, 2009. The growth in revenue from our In-country Operations was mainly driven by the overall increase in sales in Chile, Colombia and Peru, and also driven by the increase in sales in Costa Rica, Ecuador, El Salvador, Guatemala, Jamaica, Panama and Uruguay. This growth was driven by the increased sales volume and price of basic “white-box” systems, memory products and the increased sales volume of notebook computers, printers and software. Revenue derived from our Miami Operations decreased $18.4 million, or 7.9%, to $216.5 million for the year ended December 31, 2010 (net of $275.6 million of revenue derived from sales to our In-country Operations) from $234.9 million for the year ended December 31, 2009 (net of $230.4 million of revenue derived from sales to our In-country Operations). The decline in revenue derived from our Miami Operations reflected the decreased sales volume and price of software products, hard disk drives, basic “white-box” systems, the decrease in sales volume of motherboards and monitors, partially offset by the increase in sales volume and price of memory products and the increase in sales volume of notebook computers and printers.

Revenue decreased $154.4 million, or 14.4%, to $917.2 million for the year ended December 31, 2009, from $1,071.6 million for the year ended December 31, 2008. Our revenue was impacted by the recent severe recession, decline in the global capital markets and the unprecedented levels of volatility and disruption of the capital and credit markets resulting in reduced demand for our products. The decline resulted in an overall decrease in the sales of our core products, such as monitors of $42.8 million, central processing units, or CPUs, of $30.6 million, printers of $20.4 million, software of $12.2 million, basic “white-box” systems of $11.2 million, memory products of $6.0 million and hard drives of $5.7 million in our Miami Operations and In-country Operations, particularly in Argentina, Colombia, El Salvador, Mexico, Panama, Peru and Uruguay. We experienced a 7.0% decline in unit shipments across our core product lines for the year ended December 31, 2009, as compared to the year ended December 31, 2008, due to the declining demand for IT products, coupled with a 7.8% decline in average sales prices across the same core products. Revenue derived from our In-country Operations decreased $112.1 million, or 14.1%, to $682.2 million for the year ended December 31, 2009, from $794.3 million for the year ended December 31, 2008. Revenue derived from our In-country Operations accounted for 74.4% of our total revenue for the year ended December 31, 2009, as compared to 74.1% of our total revenue for the year ended December 31, 2008. The decline in revenue from our In-country Operations was mainly due to the overall decrease in sales in Argentina, Colombia, Ecuador, Jamaica, Mexico, Panama, Peru and Uruguay, and to a lesser extent, in Guatemala and El Salvador, and the decreased sales volume and price of monitors, printers and basic “white-box” systems, the decreased sales volume of CPUs and decreased price of notebook computers and software. Revenue derived from our Miami Operations decreased $42.3 million, or 15.2%, to $234.9 million for the year ended December 31, 2009 (net of $230.4 million of revenue derived from sales to our In-country Operations) from $277.2 million for the year ended December 31, 2008 (net of $253.4 million of revenue derived from sales to our In-country Operations). The decline in revenue derived from our Miami Operations reflected the decrease in sales volume of memory products, CPUs and monitors, the decrease in sales volume and price of notebook computers, slightly offset by the increase in sales volume and price of hard disk drives and the increase in price of CPUs.

Gross profit. Gross profit increased $4.2 million, or 4.5%, to $95.7 million for the year ended December 31, 2010, from $91.6 million for the year ended December 31, 2009. The increase was driven by higher sales volume in our In-country Operations, offset by higher inventory obsolescence expense. Gross profit from our In-country Operations increased $2.9 million, or 4.5%, to $66.8 million for the year ended December 31, 2010, from $64.0 million for the year ended December 31, 2009. The improvement in gross profit from our In-country Operations was driven by the increase in sales volume and price of notebook computers, basic “white-box” systems, memory products and the increased sales volume of printers and software, particularly in Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Jamaica, Panama, Peru and Uruguay. Gross profit from our In-country Operations accounted for 69.8% of our consolidated gross profit for the years ended December 31, 2010 and 2009. Gross profit from our Miami Operations increased $1.3 million, or 4.6%, to $28.9 million for the year ended December 31, 2010, as compared to $27.6 million for the year ended December 31, 2009. The improvement in gross profit from our Miami Operations was driven by the increased sales volume and price of memory products, increased sales volume of notebook computers and printers, partially offset by the decreased sales volume and price of software products, hard disk drives, CPUs and basic “white-box” systems and the decrease in sales volume of motherboards and monitors. As a percentage of revenue, gross margin was 9.4% for the year ended December 31, 2010 and 10.0% for the year ended December 31, 2009. Inventory obsolescence expense increased $2.7 million, to $1.8 million for year ended December 31, 2010, from $(0.9) million for the same period in 2009, thus impacting our gross margin. The increase in inventory obsolescence expense for the years ended December 31, 2010 and 2009 impacted our gross margin by 0.2% and (0.1)%, respectively. Excluding the impact of the inventory obsolescence expense, gross margin would have been 9.6% for the year ended December 31, 2010 and 9.9% for the year ended December 31, 2009.

Gross profit decreased $9.0 million, or 9.0%, to $91.6 million for the year ended December 31, 2009, from $100.6 million for the year ended December 31, 2008. The decrease was primarily driven by lower sales volume in our Miami Operations and In-country Operations. Gross profit from our In-country Operations decreased $8.0 million, or 11.1%, to $64.0 million for the year ended December 31, 2009, from $72.0 million for the year ended December 31, 2008. The decrease in gross profit from our In-country Operations was driven by the decreased sales volumes of monitors, CPUs, printers, software and basic “white-box” systems, primarily in Argentina, Chile, Colombia, Mexico, Peru and Uruguay. Gross profit from our In-country Operations accounted for 69.8% of our consolidated gross profit for the year ended December 31, 2009, as compared to 71.6% of our consolidated gross profit for the year ended December 31, 2008. Gross profit from our Miami Operations decreased $1.0 million, or 3.5%, to $27.6 million for the year ended December 31, 2009, as compared to $28.6 million for the year ended December 31, 2008. The decrease in Miami’s gross profit was largely the result of lower sales volumes of CPUs, memory products and monitors, the decline in sales volume and price of notebook computers, slightly offset by an increase in sales volume and price of hard disk drives and the increase in price of CPUs. As a percentage of revenue, gross margin increased to 10.0% for the year ended December 31, 2009, as compared to 9.4% for the year ended December 31, 2008, due to the increased mix of higher margin products and the reduced dependency on high volume, low margin products.

Operating expenses. Total operating expenses increased $8.4 million, or 11.8%, to $79.6 million for the year ended December 31, 2010, from $71.3 million for the year ended December 31, 2009. As a percentage of revenue, operating expenses remained steady at 7.8% of revenue for the years ended December 31, 2010 and 2009. The increase in operating expenses resulted from higher salary and payroll-related expenses of $5.6 million, expenses related to our proposed IPO transaction of $0.5 million, office, warehouse, building and occupancy expenses of $1.2 million and the effects of strengthening currencies of $2.6 million, primarily in Chile, Colombia and Mexico, partially offset by the decrease in bad debt expense of $2.5 million. As a percentage of total operating expenses, salary and payroll-related expenses increased to 54.1% of total operating expenses for the year ended December 31, 2010, as compared to 52.6% for the year ended December 31, 2009. Operating expenses from our In-country Operations increased $5.3 million, or 11.3% to $52.0 million for the year ended December 31, 2010, from $46.7 million for the year ended December 31, 2009. The increase resulted from higher salary and payroll-related expenses of $4.5 million and office, warehouse, building and occupancy expenses of $0.9 million, offset by the decrease in bad debt expense of $2.9 million. Excluding the effects of the strengthening currencies, operating expenses, excluding depreciation and amortization from our In-country Operations would have increased $2.9 million for the year ended December 31, 2010, as compared to the same period in 2009, due mainly to the higher salary and payroll-related expenses in Chile, Colombia, Costa Rica, Mexico, Peru and Uruguay. Operating expenses from our Miami Operations increased $3.1 million, or 12.6%, to $27.6 million for the year ended December 31, 2010, as compared to $24.5 million for the year ended December 31, 2009, due to the higher salary and payroll-related expenses of $1.1 million and the increase in bad debt expense of $0.5 million.

Total operating expenses decreased $34.5 million, or 32.6%, to $71.3 million for the year ended December 31, 2009, from $105.7 million for the year ended December 31, 2008. As a percentage of revenue, operating expenses decreased to 7.8% of revenue for the year ended December 31, 2009, as compared to 9.9% of revenue for the year ended December 31, 2008. The decrease in operating expenses resulted from our restructuring actions implemented in the fourth quarter of 2008 and the first and second quarters of 2009, which were designed to improve our efficiencies and profitability, primarily in Miami, Argentina, Chile, Colombia, Mexico and Panama. The decrease was driven in part by reduced salary and payroll-related expenses of $5.1 million, office, warehouse, building and occupancy expenses of $1.6 million, professional fees of $1.8 million and bad debt expense of $0.3 million for the year ended December 31, 2009. As a percentage of total operating expenses (excluding the one-time restructuring charge of $0.6 million incurred during the year ended December 31, 2009 and excluding the one-time goodwill impairment charge of $18.8 million, IPO write-off charge of $2.0 million and restructuring charge of $1.5 million incurred for the year ended December 31, 2008) salary and payroll-related expenses increased to 52.2% of total operating expenses for the year ended December 31, 2009, as compared to 49.3% for the year ended December 31, 2008. Operating expenses from our In-country Operations decreased $15.0 million, or 24.3%, to $46.7 million for the year ended December 31, 2009, as compared to $61.7 million for the year ended December 31, 2008, due to the lower salary and payroll-related expenses, professional fees, commission expense, office and warehouse expenses, particularly in Argentina, Chile, Colombia and Mexico, and to a lesser extent Costa Rica, Peru and Uruguay, and the absence of the $1.5 million associated with our restructuring charges in several of our In-country Operations. The decrease in commission expenses resulted from the lower sales volumes. Operating expenses from our Miami Operations decreased $19.5 million, or 44.3%, to $24.5 million for the year ended December 31, 2009, as compared to $44.0 million for the year ended December 31, 2008, due to the absence of the $11.5 million goodwill impairment charge and $2.0 million write-off associated with our IPO efforts, the reduced level of salary and payroll-related expenses, professional fees, office, warehouse, building and occupancy expenses.

Operating income. Operating income decreased $4.2 million, or 20.8%, to $16.1 million for the year ended December 31, 2010, from $20.3 million for the year ended December 31, 2009, driven primarily by the higher operating expenses. Operating income from our In-country Operations decreased $2.4 million, or 13.9%, to $14.8 million for the year ended December 31, 2010, from $17.2 million for the year ended December 31, 2009, primarily from the higher operating expenses associated with the increase in sales volume. Operating income from our Miami Operations decreased $1.8 million, or 58.8%, to $1.3 million for the year ended December 31, 2010, from $3.1 million for the year ended December 31, 2009, primarily from the higher operating expenses.

Operating income increased $25.5 million to operating income of $20.3 million for the year ended December 31, 2009, from operating loss of $5.1 million for the year ended December 31, 2008. The increase was primarily driven by a reduction in operating expenses, partially offset by lower sales volumes. Operating income from our In-country Operations increased $7.3 million to $17.2 million for the year ended December 31, 2009, from $9.9 million for the year ended December 31, 2008, primarily from the reduced level of salary and payroll-related expenses, professional fees, office, warehouse, building and occupancy expenses, partially offset by the lower sales volumes. Operating income (loss) from our Miami Operations increased $18.2 million to $3.1 million for the year ended December 31, 2009, from a loss of $15.1 million for the year ended December 31, 2008. The increase in operating income from our Miami Operations resulted primarily from the reduction in operating expenses.

Other expense, net. Other expense, net increased $8.1 million, or 78.5%, to $18.4 million for the year ended December 31, 2010, from $10.3 million for the year ended December 31, 2009. The increase in other expense, net was primarily attributable to the higher interest expense of $3.4 million related to the 13  1/4% Senior Notes that were issued concurrent with the redemption and cancellation on December 22, 2009 of our prior 11  3/4% Senior Notes. The increase in other expense, net was also due to the absence of the $4.4 million gain on the repurchase of $7.1 million of our 11  3/4% Senior Notes at substantial discounts to their face amount during the year ended December 31, 2009. The foreign exchange gain decreased $1.1 million, to $2.0 million, for the year ended December 31, 2010, from $3.1 million for the year ended December 31, 2009, due primarily to foreign currency forward and option collar contract losses. The increase in other expense, net was partially offset by the $0.4 million collected related to the business interruption insurance recovery in Chile in the third quarter of 2010.

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

Provision for income taxes. Provision for income taxes decreased $1.5 million, or 51.0%, to $1.4 million for the year ended December 31, 2010, from $2.8 million for the year ended December 31, 2009. The decrease was due to lower taxable earnings partially offset by the additional $5.9 million valuation allowance recorded in the U.S. against its NOLs.

Provision for income taxes increased $1.2 million, to $2.8 million for the year ended December 31, 2009, from $1.6 million for the year ended December 31, 2008. The increase was due to provisioning of realization reserves against U.S. NOLs beginning in the fourth quarter of 2008 and taxes due as subpart F income for certain of our foreign operations. Our effective tax rate was 28% for the year ended December 31, 2009, as compared to 5% for the year ended December 31, 2008, resulting primarily from the taxable gains on the repurchase of our 11  3/4% Senior Notes, and the taxable earnings in several of our In-country Operations, as compared to the year ended December 31, 2008.

Net (loss) income. Net (loss) income decreased $10.8 million, to net loss of $3.7 million for the year ended December 31, 2010, as compared to net income of $7.2 million for the year ended December 31, 2009.

Net (loss) income increased $42.5 million, to net income of $7.2 million for the year ended December 31, 2009, as compared to a net loss of $35.3 million for the year ended December 31, 2008.

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

Our cash and cash equivalents were $28.9 million as of December 31, 2010, as compared to $27.2 million as of December 31, 2009. The increase in cash and cash equivalents was primarily attributable to the increase in our lines of credit borrowings during the year ended December 31, 2010, offset by the increase in our inventory. Our working capital decreased by $6.3 million, or 5.7%, to $104.4 million as of December 31, 2010, as compared to $110.7 million as of December 31, 2009. The increase in inventories was mostly offset by the higher lines of credit borrowing and higher accounts payable, accrued expenses and other. We believe our existing cash and cash equivalents, as well as any cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Changes in Financial Condition

The following table summarizes our cash flows for the periods presented:

	For the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Cash flows (used in) provided by operating activities	$(174)	$(4,357)	$4,873
Cash flows used in investing activities	(4,159)	(2,417)	(6,646)
Cash flows provided by (used in) financing activities	6,460	11,270	(3,214)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(494)	394	(2,068)

Net increase (decrease) in cash and cash equivalents	$1,633	$4,890	$(7,055)

Cash flows (used in) provided by operating activities. Our cash flows from operating activities resulted in a requirement of $0.2 million for the year ended December 31, 2010, as compared to $4.4 million during the year ended December 31, 2009. The requirement was primarily driven by the continued high level of inventories and trade accounts receivable, offset by the increase in trade accounts payable in 2010, as compared to the same period in 2009. The growth in inventory resulted from our In-country Operations in Chile, primarily related to notebooks for the retail channel, coupled with higher levels of notebook computers in our Mexico and Miami operations as the primary countries responsible for the increase in inventory.

Our cash flows from operating activities resulted in cash used in operations of $4.4 million for the year ended December 31, 2009, as compared to a generation of $4.9 million for the year ended December 31, 2008. The requirement was primarily driven by the increase in accounts receivables due to higher sales in the fourth quarter 2009, as compared to 2008, and the early payment of accrued interest on December 22, 2009 of our prior 11  3/4% Senior Notes.

Cash flows used in investing activities. Our cash flows from investing activities resulted in a requirement of $4.2 million for the year ended December 31, 2010, as compared to $2.4 million for the year ended December 31, 2009. This requirement was primarily driven by the completion of the implementation of Sentai, our company-wide ERP, management and financial reporting system in Mexico during the second quarter of 2010, plus server upgrade in Miami and leasehold improvements in El Salvador and Panama.

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

Cash flows provided by (used in) financing activities. Our cash flows from financing activities resulted in a generation of $6.5 million for the year ended December 31, 2010, as compared to $11.3 million for the year ended December 31, 2009. The generation was primarily the result of increased net borrowings under our lines of credit by our Miami Operations.

Our cash flows from financing activities resulted in a generation of $11.3 million for the year ended December 31, 2009, as compared to requirement of $3.2 million for the year ended December 31, 2008. The improvement was driven by higher net borrowings of our new 13  1/4% Senior Notes in December 2009, offset by the redemption and cancellation of our prior 11  3/4% Senior Notes and pay down of our revolving credit facility with Comerica Bank.

Working Capital Management

The successful management of our working capital needs is a key driver of our growth and cash flow generation. The following table sets forth certain information about the largest components of our working capital: our trade accounts receivable, inventories and accounts payable:

	As of December 31,
	2010	2009	2008
	(Dollars in thousands)
Balance sheet data:
Trade accounts receivable, net of allowance	$116,888	$100,238	$91,085
Inventories	110,390	95,185	90,858
Accounts payable	147,129	117,216	108,754
Other data:
Trade accounts receivable days(1)	42.1	39.9	41.0
Inventory days(2)	43.9	42.1	34.2
Accounts payable days(3)	(58.5)	(51.8)	(40.9)

Cash conversion cycle days(4)	27.5	30.2	24.3

(1)	Trade accounts receivable days is defined as our consolidated trade accounts receivable (net of allowance for doubtful accounts) as of the last day of the period divided by our consolidated revenue for such period times 365 days for the years ended December 31, 2010, 2009 and 2008. Our consolidated trade accounts receivable for our In-country Operations include value added tax at a rate of between 5% and 27% (depending on the country). The exclusion of such value added tax would result in lower trade accounts receivable days.
(2)	Inventory days is defined as our consolidated inventory as of the last day of the period divided by our consolidated cost of goods sold for such period times 365 days for the years ended December 31, 2010, 2009 and 2008.
(3)	Accounts payable days is defined as our consolidated accounts payable as of the last day of the period divided by our consolidated cost of goods sold for such period times 365 days for the years ended December 31, 2010, 2009 and 2008.
(4)	Cash conversion cycle is defined as our trade accounts receivable days plus inventory days less accounts payable days.

Cash conversion cycle days. One measurement we use to monitor working capital is the cash conversion cycle, which measures the number of days to convert trade accounts receivable and inventory, net of accounts payable, into cash. Our cash conversion cycle decreased to 27.5 days as of December 31, 2010, from 30.2 days as of December 31, 2009. Trade accounts receivable days increased to 42.1 days as of December 31, 2010, from 39.9 days as of December 31, 2009. Inventory days increased to 43.9 days as of December 31, 2010, from 42.1 days as of December 31, 2009, due to higher levels of inventory and inventory-in-transit. The increase resulted from the growth in inventory levels in our Chile, Mexico and Miami Operations that experienced a softening in demand for our products after longer lead time inventory had been ordered and shipped mainly from China. Accounts payable days increased to 58.5 days as of December 31, 2010, from 51.8 days as of December 31, 2009, and is in line with management’s expectations.

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

Trade accounts receivable. We principally sell products to a large base of third-party distributors, resellers and retailers throughout Latin America and the Caribbean and to other Miami-based exporters of IT products to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No one customer accounted for more than 2.0% of sales for the year ended December 31, 2010, 2009 and 2008. We provide trade credit to our customers in the normal course of business. The collection of a substantial portion of our receivables is susceptible to changes in Latin America and Caribbean economies and political climates. We monitor our exposure for credit losses and maintain allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting our industry. The financial condition of our customers and the related allowance for doubtful accounts is continually reviewed by management.

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

Prior to extending credit to a customer, we analyze the customer’s financial history and obtain personal guarantees, where appropriate. Our Miami Operations and In-country Operations in Chile use credit insurance and make provisions for estimated credit losses. Our other In-country Operations make provisions for estimated credit losses but generally do not use credit insurance. In addition, other than accounts receivable owed by affiliates, substantially all of our Miami Operations’ foreign accounts receivable are insured by a worldwide credit insurance company. The policy’s aggregate limit is $20.0 million with an aggregate deductible of $1.0 million; the policy expires on August 31, 2011. In addition, 10% or 20% buyer coinsurance provisions and sub-limits in coverage on a per-buyer and per-country basis apply. The policy also covers certain large, local companies in Argentina, Costa Rica, El Salvador, Guatemala, Jamaica and Peru. Our In-country Operations in Chile insures certain customer accounts with a credit insurance company in Chile; the policy expires on October 31, 2012.

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

Capital Expenditures and Investments

Capital expenditures increased to $4.2 million for the year ended December 31, 2010, as compared to $2.5 million for the year ended December 31, 2009. The increase was primarily driven by the capital expenditures related to the final implementation and integration of our ERP system in our operations in Mexico.

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

As of December 31, 2010 and 2009, the total amounts available under the credit facilities were $23.8 million and $17.1 million, respectively, and the total amounts outstanding were $21.3 million and $14.7 million, respectively, of which $16.9 million and $9.2 million, respectively related to our Miami Operations credit facility and $4.4 million and $5.5 million, respectively related to our In-country Operations credit facilities. The change in the outstanding balance is primarily attributed to the increased borrowing by SBA from the new three-year revolving credit facility.

SBA — Senior Secured Revolving Credit Facility

On December 22, 2009, SBA closed the Senior Secured Revolving Credit Facility with Comerica Bank pursuant to SBA and Comerica Bank’s commitment letter dated October 23, 2009, replacing the previous revolving credit facility with a three-year revolving credit facility maturing in January 2013. As of December 31, 2010, the aggregate size of the Senior Secured Revolving Credit Facility was $30.0 million, including letter of credit commitments of $0.2 million and a capital expenditures limit of $1.0 million.

Under the Senior Secured Revolving Credit Facility, interest is due monthly and the amounts due bear interest at the daily adjustable LIBOR rate (at no time less than 2.0%) plus 3.5%, unless in the event of a default when interest will accrue at a rate equal to 3.0% per annum above the otherwise applicable rate. In addition, SBA will pay an administrative fee of $30 per annum and a facility fee equal to 0.50% of the aggregate amount of the revolving credit commitment, payable quarterly in arrear and additional customary fees are payable upon the issuance of letters of credit.

The Senior Secured Revolving Credit Facility contains a number of financial and non-financial covenants that, among other things, restrict SBA’s ability to (i) incur additional indebtedness; (ii) make certain capital expenditures; (iii) guarantee certain obligations; (iv) create or allow liens on certain assets; (v) make investments, loans or advances; (vi) pay dividends, make distributions or undertake stock and other equity interest buybacks; (vii) make certain acquisitions; (viii) engage in mergers, consolidations or sales of assets; (ix) use the proceeds of the revolving credit facility for certain purposes; (x) enter into transactions with affiliates in non-arms’ length transactions; (xi) make certain payments on subordinated indebtedness; and (xii) acquire or sell subsidiaries. The Senior Secured Revolving Credit Facility also requires SBA to maintain certain ratios of debt, income, net worth and other restrictive financial covenants.

As of December 31, 2010, the Senior Secured Revolving Credit Facility financial covenants require SBA to:

•

maintain a total leverage ratio of not greater than 5.50 to 1.00 through the quarter ending December 31, 2010, 5.00 to 1.00 for the quarters ending March 31, 2011 and June 30, 2011, 4.50 to 1.00 for the quarters ending December 31, 2011, 4.00 to 1.00 for the quarters ending March 31, 2012 and each quarter ending thereafter;

•	maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 commencing March 31, 2010, on a year-to-date basis through December 31, 2010, and on a rolling four-quarter basis thereafter; and,

•	maintain consolidated net income of not less than $0 on a rolling four-quarter basis.

SBA was in default with certain covenants under the Senior Secured Revolving Credit Facility and did not meet the total leverage ratio, the fixed charge coverage ratio and the rolling four-quarter net income covenant as of December 31, 2010. As of December 31, 2010, SBA had a total leverage ratio of 28.2 to 1.00; a fixed charge coverage ratio of (4.8) to 1.00; and consolidated net income of $(3.7) million on a rolling four-quarter basis.

On March 28, 2011, SBA obtained a waiver of the covenant defaults as of December 31, 2010. SBA obtained an amendment to the Senior Secured Revolving Credit Facility, reducing the aggregate size of the facility to $25.0 million and updating the financial convents which require SBA to:

•

maintain a total leverage ratio of not greater than 5.00 to 1.00 for the quarters ending March 31, 2011 and June 30, 2011, 4.50 to 1.00 for the quarters ending September 30, 2011 and December 31, 2011, 4.00 to 1.00 for the quarter ending March 31, 2012 and each quarter ending thereafter; and,

•

maintain on a year-to-date basis through December 31, 2011, consolidated net income of not less than $(2.5) million for the quarter ended March 31, 2011, $(2.0) million for the quarter ended June 30, 2011, $(1.5) million for the quarter ended September 30, 2011, $(1.0) million for the quarter ended December 31, 2011, and, on a rolling four-quarter basis, not less than $(0.5) million for the quarter ended March 31, 2012 and $0 for each quarter ending thereafter.

Additionally, during March 2011, while in the process of amending the Senior Secured Revolving Credit Facility, it was identified that the Company may have violated the consolidated fixed charge coverage ratio as of June 30, 2010. Due to ambiguity in the definition of the term Applicable Measuring Period, the Company may have violated the consolidated fixed charge coverage ratio under one possible interpretation. Accordingly, while neither party concluded that the Company did in fact violate the covenant, Comerica did provide a waiver for the potential covenant violation as of June 30, 2010.

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

Intcomex, Inc.— 13  1/4% Senior Notes

On December 22, 2009, we completed a private offering to eligible purchasers or the 13  1/4% Senior Notes Offering of $120.0 million aggregate principal amount of our 13  1/4% Senior Notes due December 15, 2014 with an interest rate of 13.25% per year, payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2010. The 13  1/4% Senior Notes were offered at an initial offering price of 94.43% of par, or an effective yield to maturity of approximately 14.875%.

We used the net proceeds from the 13  1/4% Senior Notes Offering to, among other things, repay outstanding borrowings under our Senior Secured Revolving Credit Facility, fund the repurchase, redemption or other discharge of our 11  3/4% Senior Notes, for which we conducted a tender offer, and for general corporate purposes. The 13  1/4% Senior Notes are guaranteed by all of our existing and future domestic restricted subsidiaries that guarantee our obligations under the Senior Secured Revolving Credit Facility.

In connection with the 13   1/4% Senior Notes Offering, our company and certain of our subsidiaries that guaranteed our obligations, or the Guarantors under the indenture governing our prior 11  3/4% Senior Notes, or the 11  3/4% Senior Notes Indenture entered into an indenture, or the 13  1/4% Senior Notes Indenture with The Bank of New York Mellon Trust Company, N.A., or the Trustee. Our obligations under the 13  1/4% Senior Notes and the Guarantors’ obligations under the guarantees are secured on a second priority basis by a lien on 100% of the capital stock of certain of ours and each Guarantor’s directly owned domestic restricted subsidiaries; 65% of the capital stock of ours and each Guarantor’s directly owned foreign restricted subsidiaries; and substantially all the assets of SBA, to the extent that those assets secure our new Senior Secured Revolving Credit Facility with Comerica Bank, subject to certain exceptions.

        Subject to certain requirements, we are required to redeem $5.0 million aggregate principal amount of the 13  1/4% Senior Notes on December 15 of each of the years 2011 and 2012 and $10.0 million aggregate principal amount of the 13  1/4% Senior Notes on December 15, 2013, at a redemption price equal to 100% of the aggregate principal amount of the 13  1/4% Senior Notes to be redeemed, plus accrued and unpaid interest to the redemption date subject to certain requirements. We may redeem the 13 1/4% Senior Notes, in whole or in part, at any time prior to December 15, 2012 at a price equal to 100% of the aggregate principal amount of the 13  1/4% Senior Notes plus a “make-whole” premium (106.625% in 2012 and 100.0% in 2013 and thereafter). At any time prior to December 15, 2012, we may redeem up to 35% of the aggregate principal amount of the 13  1/4% Senior Notes with the net cash proceeds of certain equity offerings. In addition, at our option, we may redeem up to 10% of the original aggregate principal amount of the 13 1/4% Senior Notes three different times at $103.00 (but no more than once in any 12-month period). We will be required to redeem up to 35% of the aggregate principal amount of the 13  1/4% Senior Notes if an initial public offering occurs on or prior to December 15, 2012 at a price equal to 113.25% of the principal amount of the 13 1/4% Senior Notes.

The indenture governing our 13  1/4% Senior Notes imposes operating and financial restrictions on us. These restrictive covenants limit our ability, among other things to (i) incur additional indebtedness or enter into sale and leaseback obligations; (ii) pay certain dividends or make certain distributions on our capital stock or repurchase our capital stock; (iii) make certain investments or other restricted payments; (iv) place restrictions on the ability of subsidiaries to pay dividends or make other payments to us; (v) engage in transactions with shareholders or affiliates; (vi) sell certain assets or merge with or into other companies; (vii) guarantee indebtedness; and (viii) create liens. We may only pay a dividend if we are in compliance with all covenants and restrictions in the Indenture prior to and after payment of a dividend.

The 13  1/4% Senior Notes contain a single restrictive covenant. We must maintain a consolidated fixed charges coverage ratio not to exceed 4.75 to 1.00. Our failure to comply with the restrictive covenant could result in an event of default, which, if not cured or waived, could result in either of us having to repay our respective borrowings before their respective due dates. If we are forced to refinance these borrowings on less favorable terms, our results of operations or financial condition could be harmed. In addition, if we are in default under any of our existing or future debt facilities, we also will not be able to borrow additional amounts under those facilities to the extent they would otherwise be available. As of December 31, 2010, we had a consolidated fixed charges coverage ratio of 3.46 to 1.00.

On June 15, 2010 and December 15, 2010, we made mandatory interest payments of $7.6 million and $8.0 million, respectively, on its 13 1/4% Senior Notes. As of December 31, 2010 and 2009, the carrying value of the $120.0 million principal amount of the 13 1/4% Senior Notes was $114.7 million and $113.3 million, respectively. As of December 31, 2010 and 2009, we were in compliance with all of the covenants and restrictions under the 13  1/4% Senior Notes.

On February 8, 2011, we commenced the exchange offer for all of our outstanding 13  1/4% Secured Notes not registered under the Securities Act of 1933, for an equal principal amount of 13 1/4% Second Priority Senior Secured Notes due 2014, which have been registered under the Securities Act of 1933, or New 13 1/4% Secured Notes. The exchange offer was scheduled to expire on March 9, 2011 and was extended until March 11, 2011. We accepted for exchange all of the $120,000 aggregate principal amount of the 13 1/4% Senior Notes, representing 100% of the principal amount of the outstanding initial 13 1/4% Senior Notes, which were validly tendered and not withdrawn. See Part II—Item 8. Financial Statements and Supplemental Data, “Note 18. “Subsequent Events” in the Notes to Consolidated Financial Statements, of this Annual Report.

Intcomex, Inc. – 11 3/4% Senior Notes

On March 13, 2008, we repurchased $1.0 million of the 11 3/4% Senior Notes in an arm’s length transaction, at 98.25% of face value plus accrued interest. On April 9, 2008, we purchased $1.0 million of its 11 3/4% Senior Notes at 96.25% of face value plus accrued interest and an additional $1.0 million on April 25, 2008, at 96.5% of face value plus accrued interest in arms’ length transactions in connection with its mandatory sinking fund redemption requirement. On June 24, 2008, we purchased $2.0 million of its 11 3/4% Senior Notes in arm’s length transactions at 90.00% of face value plus accrued interest in connection with its mandatory sinking fund redemption requirement.

On December 22, 2009, we, the Trustee and the Guarantors executed a second supplemental indenture, or the 11 3/4% Senior Notes Second Supplemental Indenture as a result of the receipt of tenders and related consents from the holders of at least two thirds in principal amount of the 11 3/4% Senior Notes, in response to our tender offer and consent solicitation. The 11 3/4% Senior Notes Second Supplemental Indenture amended the indenture governing the 11 3/4% Senior Notes to delete or make less restrictive substantially all of the restrictive covenants contained in such indenture (other than requirements to make an offer for the 11  3/4% Senior Notes in the event of certain asset sales), to delete events of default relating to covenant defaults, cross-defaults and judgments against us, to make conforming and related changes to the indenture and to reduce the minimum redemption notice period from 30 days to three days.

The $1.4 million of the 11  3/4% Senior Notes which had not been tendered in the early tender redemption period and were outstanding at December 31, 2009, were redeemed from the proceeds held by the Trustee, in accordance with the terms of the 11 3/4% Senior Notes Second Supplemental Indenture on January 15, 2010.

Contractual Obligations

The following table summarizes our contractual obligations and the payments due on such obligations as of December 31, 2010:

	Payments Due by Period (Dollars in millions)
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	5 Years
Debt obligations(1)	$142.6	$26.8	$15.8	$100.0	$—
Interest on debt obligations(2)	59.1	16.0	29.8	13.3	—
Operating lease obligations	20.4	2.2	6.8	3.7	7.7

Total	$222.1	$45.0	$52.4	$117.0	$7.7

(1)	Debt obligations include our short and long term debt principal and the $5.3 million original issue discount remaining related to the issuance of our 13 1/4% Senior Notes.
(2)	Interest on debt obligations is calculated assuming no early prepayment or redemption.

Subsequent Events

On March 16, 2011, we and two of our subsidiaries, Intcomex Colombia LTDA and Intcomex Guatemala, signed an agreement to purchase certain assets consisting of certain Latin America operations and equity, or the Acquired Assets from two subsidiaries of Brightpoint, Inc., or Brightpoint, Brightpoint Latin America, Inc., or Brightpoint Latin America and Brightpoint International Ltd. In addition to the assumption of certain liabilities associated with the Acquired Assets, under the terms of the agreement, we will receive $15.0 million in cash and issue shares of our common stock to Brightpoint Latin America. Upon consummation of the transaction, which is subject to certain closing conditions, Brightpoint Latin America will own approximately 23% of our outstanding common stock and will be entitled to appoint one member to our Board of Directors.

Also on March 16, 2011, we entered into a letter agreement with the Shaloms and a CVC International subsidiary, CVCI Intcomex Investment LP, or CVCI Investment, pursuant to which we agreed to return approximately $0.9 million, or the Reimbursement Amount, to the Shaloms. The return of the Reimbursement Amount is a result of an overpayment by the Shaloms of an indemnification payment owed to CVCI Investment and paid to us pursuant to an indemnity agreement letter between the Shaloms and CVCI Investment dated as of June 29, 2007. The Reimbursement Amount is payable at the earlier of: (i) such time that such payment is not prohibited by any agreement by which the Company or any of its subsidiaries is bound; and, (ii) a change of control other than that as a result of an IPO.

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

Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and delivery has occurred. Delivery to customers has occurred at the point of shipment, provided that title and risk of loss have transferred and no significant obligations remain. We allow our customers to return defective products for exchange or credit within 30 days of delivery based on the warranty of the original equipment manufacturer, or OEM. An exception is infrequently made for long-standing customers with current accounts, on a case-by-case basis and upon approval by management. A return is recorded in the period of the return because, based on past experience, these returns are infrequent and immaterial.

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

In addition, we review other long-lived assets, principally property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the asset’s fair value, we measure and record an impairment loss for the excess. We assess an asset’s fair value by determining the expected future undiscounted cash flows of the asset. There are numerous uncertainties and inherent risks in conducting business, such as general economic conditions, actions of competitors, ability to manage growth, actions of regulatory authorities, pending investigations or litigation, customer demand and risk relating to international operations. Adverse effects from these or other risks may result in adjustments to the carrying value of our other long-lived assets. See “—Factors Affecting Our Results of Operations—Goodwill Impairment” and Part II—Item 8. Financial Statements and Supplemental Data, “Note 4. Identifiable Intangible Assets, Net and Goodwill” in the Notes to Consolidated Financial Statements, of this Annual Report.

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

Commitments and Contingencies. We accrue for contingent obligations when the obligation is probable and the amount is reasonably estimable. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the financial statements. Estimates that require judgment and are particularly sensitive to future changes include those related to taxes, legal matters, the imposition of international governmental monetary, fiscal or other controls, changes in the interpretation and

Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The update requires additional disclosures for fair value measurements, requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for these transfers and provides clarification for existing disclosure requirements. The update was effective for interim and annual periods beginning after December 15, 2009, except for the activity in Level 3 fair value measurements, which was effective for annual periods beginning after December 15, 2010. The updates did not have an impact on our consolidated financial statements.

Recently Adopted Accounting Guidance

In February 2010, the FASB issued ASU 2010-9, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, which clarifies the guidance on certain recognition and disclosure requirements for subsequent events. The update requires SEC filers and conduit bond obligors for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of the financial statements issued and all other entities to evaluate subsequent events through the date the financial statements are available to be issued. The update was effective immediately upon issuance and did not have an impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary—A Scope Clarification. The update amends the codification to clarify that the scope of the decrease in ownership provisions of ASC 810-10 and related guidance applies to: (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method or joint venture; (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity-method investee or joint venture); and (iv) a decrease in ownership in a subsidiary that is not a business or nonprofit activity when the substance of the transaction causing the decrease in ownership is not addressed in other authoritative guidance. If no other guidance exists, an entity should apply the guidance in ASC 810-10, Consolidation-Overall. The update did not have an impact on our consolidated financial statements.

Item  7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign exchange risk

Our principal market risk relates to foreign exchange rate sensitivity, which is the risk related to fluctuations of local currencies in our in-country markets, as compared to the U.S. dollar. We periodically engage in foreign currency forward contracts when available and when doing so is not cost prohibitive. In periods when we do not, foreign currency fluctuations may adversely affect our results of operations, including our gross and operating margins. As of December 31, 2010 and 2009, we did not have any foreign currency forward contracts or collars outstanding.

A significant portion of our revenues from In-country Operations is invoiced in currencies other than the U.S. dollar, even though prices for IT products in our in-country markets are based on U.S. dollar amounts. For the years ended December 31, 2010, 2009 and 2008, 45.3%, 43.6% and 43.8% respectively, of our total revenue was invoiced in currencies other than the U.S. dollar. In addition, a significant majority of our cost of revenue is driven by the pricing of products in U.S. dollars. As a result, our gross profit and gross margins will be affected by fluctuations in foreign currency exchange rates. In addition, a significant amount of our in-country operating expenses are denominated in currencies other than the U.S. dollar. For the years ended December 31, 2010, 2009 and 2008, 53.8%, 52.8% and 47.0%, respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. As a result, our operating expenses and operating margins will be affected by fluctuations in foreign currency exchange rates.

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

The U.S. dollar is the functional currency in the preparation of our consolidated financial statements in each of our In-country Operations, except in Mexico where the functional currency is the Mexican Peso. In most of our In-country Operations, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, our books and records are prepared in currencies other than the U.S. dollar. Remeasurement into the U.S. dollar is required for the preparation of our consolidated financial statements and will impact our results of operations. The remeasurement of our operating expenses is performed using an appropriately weighted-average exchange rate for the period. For periods where the local currency has appreciated relative to the U.S. dollar, the remeasurement increases the U.S. dollar amount of our operating expenses, thereby adversely impacting our operating margins. Conversely, the weakening of a local currency in one of these markets will have the opposite effect from those described above on operating expenses and operating margins. For example, we estimate that a one percent weakening or strengthening of the U.S. dollar against these local currencies would have increased or decreased our selling, general and administrative expenses by approximately $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. The remeasurement of our monetary assets and liabilities is performed using exchange rates at the balance sheet date, with the changes being recognized in foreign exchange (gain) loss in our consolidated statements of operations.

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

If there are large and sustained devaluations of local currencies, like those that occurred in Brazil in 2000 and in Argentina in 2001, many of our products can become more expensive in local currencies. This could result in our customers having difficulty paying those invoices and, in turn, result in decreases in revenue. Moreover, such devaluations may adversely impact demand for our products because our customers may be unable to afford them. In these circumstances, we will usually offer a repayment plan for an affected customer, which in our experience has usually resulted in successful collection. In addition, other than accounts receivable owed by affiliates, substantially all of our Miami Operations’ foreign accounts receivable are insured by a worldwide credit insurance company. The policy’s aggregate limit is $20.0 million with an aggregate deductible of $1.0 million; the policy expires on August 31, 2011. In addition, 10% or 20% buyer coinsurance provisions apply, as well as sub-limits in coverage on a per-buyer and on a per-country basis. The policy also covers certain large, local companies in Argentina, Costa Rica, El Salvador, Guatemala, Jamaica and Peru. Our In-country Operations in Chile insures certain customer accounts with a credit insurance company in Chile; the policy expires on October 31, 2012.

It is our policy not to enter into foreign currency transactions for speculative purposes.

Interest rate risk

We are also exposed to market risk related to interest rate sensitivity, which is the risk that future changes in interest rates may affect our net income or our net assets. Given that a majority of our debt is a fixed rate obligation, we do not believe that we have a material exposure to interest rate fluctuations. As of December 31, 2010, assuming SBA’s $30.0 million floating rate revolving credit facility with Comerica Bank was fully drawn for the entire year, a 1.0% (100 basis points) increase (or decrease) in the U.S. prime lending rate would result in $300,000 increase (or decrease) in our current expense for the year.

It is our policy not to enter into interest rate transactions for speculative purposes.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BDO USA, LLP

Intcomex, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Intcomex, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intcomex, Inc. and Subsidiaries at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Miami, Florida	/s/ BDO USA, LLP

March 30, 2011

INTCOMEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2010 AND 2009

(Dollars in thousands, except per share data)

	As of December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$28,867	$27,234
Restricted cash	371	—
Trade accounts receivable (net of allowance for doubtful accounts of $4,590 and $4,428 at December 31, 2010 and 2009, respectively)	116,888	100,238
Notes and other receivables	22,459	20,104
Due from related parties	287	272
Inventories	110,390	95,185
Prepaid expenses and other	13,919	11,553
Deferred tax assets	3,180	2,564

Total current assets	296,361	257,150
Property and equipment, net	16,330	16,295
Goodwill	13,862	13,704
Identifiable intangible assets	1,396	1,658
Deferred tax assets	11,462	11,116
Other assets	6,694	8,178

Total assets	$346,105	$308,101

Liabilities and Shareholders’ Equity
Liabilities
Current liabilities
Lines of credit	$21,256	$14,729
Current maturities of long-term debt	5,693	557
Accounts payable	147,129	117,216
Income taxes payable	717	68
Deferred tax liabilities	261	231
Due to related parties	51	75
Accrued expenses and other	16,896	13,581

Total current liabilities	192,003	146,457
Long-term debt, net of current maturities	110,558	114,425
Other long-term liabilities	1,942	1,702
Deferred tax liabilities	2,561	2,783

Total liabilities	307,064	265,367
Commitments and contingencies

Shareholders’ equity
Common stock, voting $0.01 par value, 140,000 shares authorized, 100,000 issued and outstanding	1	1
Class B common stock, non-voting $0.01 par value, 60,000 shares authorized, 29,357 issued and outstanding	—	—
Additional paid in capital	41,539	41,388
Retained earnings	1,503	5,153
Accumulated other comprehensive loss	(4,002)	(3,808)

Total shareholders’ equity	39,041	42,734

Total liabilities and shareholders’ equity	$346,105	$308,101

The accompanying notes are an integral part of the consolidated financial statements.

INTCOMEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2010	2009	2008
Revenue	$1,013,272	$917,168	$1,071,551
Cost of revenue	917,529	825,587	970,955

Gross profit	95,743	91,581	100,596
Operating expenses
Selling, general and administrative	75,315	66,973	83,038
Goodwill impairment charge	—	—	18,777
Depreciation and amortization	4,323	4,283	3,908

Total operating expenses	79,638	71,256	105,723
Operating income (loss)	16,105	20,325	(5,127)
Other expense (income)
Interest expense	20,933	17,495	17,431
Interest income	(309)	(514)	(941)
Foreign exchange (gain) loss	(2,025)	(3,130)	15,533
Other income, net	(237)	(3,563)	(3,427)

Total other expense	18,362	10,288	28,596
(Loss) income before provision for income taxes	(2,257)	10,037	(33,723)
Provision for income taxes	1,393	2,844	1,595

Net (loss) income	$(3,650)	$7,193	$(35,318)

Net (loss) income per weighted average share of common stock, voting and Class B common stock, non-voting:
Basic	$(28.21)	$69.94	$(345.63)

Diluted	$(28.21)	$69.94	$(345.63)

Weighted average number of common shares, voting and Class B common stock, non-voting, used in per share calculation:
Basic	129,357	102,852	102,182

Diluted	129,357	102,852	102,182

The accompanying notes are an integral part of the consolidated financial statements.

INTCOMEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Dollars in thousands)

	For the Years Ended December 31, 2010, 2009 and 2008
	Common Stock
	Shares			Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Shareholders’ Equity	Comprehensive (Loss) Income
	Voting	Class B Non-voting	Par Value
Balance at December 31, 2007	100,000	2,182	$1	$20,825	$33,278	$(3)	$54,101
Share-based compensation expense	—	—	—	313	—	—	313
Net loss	—	—	—	—	(35,318)	—	(35,318)	$(35,318)
Foreign currency translation loss	—	—	—	—	—	(4,546)	(4,546)	(4,546)

Total comprehensive loss								$(39,864)

Balance at December 31, 2008	100,000	2,182	$1	$21,138	$(2,040)	$(4,549)	$14,550
Share-based compensation expense	—	—	—	249	—	—	249
Issuance of Class B common stock, non-voting	—	27,175	—	20,001	—	—	20,001
Net income	—	—	—	—	7,193	—	7,193	$7,193
Foreign currency translation gain	—	—	—	—	—	741	741	741

Total comprehensive income								$7,934

Balance at December 31, 2009	100,000	29,357	$1	$41,388	$5,153	$(3,808)	$42,734
Share-based compensation expense	—	—	—	151	—	—	151
Net loss	—	—	—	—	(3,650)	—	(3,650)	$(3,650)
Foreign currency translation loss	—	—	—	—	—	(194)	(194)	(194)

Total comprehensive loss								$(3,844)

Balance at December 31, 2010	100,000	29,357	$1	$41,539	$1,503	$(4,002)	$39,041

The accompanying notes are an integral part of the consolidated financial statements.

INTCOMEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Dollars in thousands)

	For the Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net (loss) income	$(3,650)	$7,193	$(35,318)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation expense	151	249	313
Depreciation expense	3,908	3,812	3,336
Amortization expense	2,914	3,353	2,217
Bad debt expense	1,765	4,214	4,544
Inventory obsolescence expense	1,783	(886)	1,800
Deferred income tax benefit	(1,154)	(476)	(3,342)
Impairment charge and other non-cash items	482	—	20,824
Gain on extinguishment of long-term debt	—	(4,411)	(3,470)
Loss (gain) on disposal of property and equipment and other	67	(210)	5
Change in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivables	(18,415)	(13,367)	21,115
Inventories	(16,988)	(3,441)	24,303
Notes and other receivables	(2,355)	(3,569)	3,169
Prepaid expenses and other	(2,760)	586	(2,734)
Due from related parties	(15)	6	893
Increase (decrease) in:
Accounts payable	29,913	7,573	(33,157)
Income taxes payable	649	(713)	(128)
Accrued expenses and other	3,555	(4,296)	505
Due to related parties	(24)	26	(2)

Net cash (used in) provided by operating activities	(174)	(4,357)	4,873

Cash flows from investing activities:
Purchases of property and equipment	(4,184)	(2,531)	(6,125)
Proceeds from disposition of assets	196	69	57
Notes receivable and other	(171)	45	(578)

Net cash used in investing activities	(4,159)	(2,417)	(6,646)

Cash flows from financing activities:
Borrowings (payments) under lines of credit, net	6,527	(16,312)	4,675
Proceeds from borrowings under long-term debt	543	108,737	36
Payments of long-term debt	(610)	(85,122)	(7,925)
Proceeds from issuance of common stock	—	3,967	—

Net cash provided by (used in) financing activities	6,460	11,270	(3,214)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(494)	394	(2,068)

Net increase (decrease) in cash and cash equivalents	1,633	4,890	(7,055)
Cash and cash equivalents, beginning of period	$27,234	$22,344	$29,399

Cash and cash equivalents, end of period	$28,867	$27,234	$22,344

The accompanying notes are an integral part of the consolidated financial statements.

INTCOMEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008—(Continued)

(Dollars in thousands)

	For the Years Ended December 31,
	2010	2009	2008
Supplemental disclosure of operating cash flow information:
Cash paid for:
Interest	$18,561	$20,359	$16,536
Income taxes	$3,510	$3,456	$6,119

Supplemental disclosure of non-cash flow information:
Non-cash investing activities:
Issuance of Class B Common Stock, non-voting in exchange for 11 3/4% Senior Notes at face value	$—	$16,034	$—
Non-cash financing activities:
Property and equipment acquired through financing	$72	$—	$14

The accompanying notes are an integral part of the consolidated financial statements.

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 1. Organization and Basis of Presentation

Nature of Operations

Intcomex, Inc. (“Intcomex”) is a United States (“U.S.”) based pure play value-added international distributor of computer information technology (“IT”) products focused solely on serving Latin America and the Caribbean (the “Region”). Intcomex distributes computer equipment, components, peripherals, software, computer systems, accessories, networking products and digital consumer electronics to more than 44,000 customers in 41 countries. Intcomex offers single source purchasing to its customers by providing an in-stock selection of more than 13,000 products from over 150 vendors, including many of the world’s leading IT product manufacturers. The Company serves the Latin American and Caribbean IT products markets using a dual distribution model as a wholesale aggregator and an in-country distributor:

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

•

As an in-country distributor in 12 countries, the Company sells to over 42,000 local reseller and retailer customers, including value-added resellers (companies that sell, install and support IT products and personal computers (“PCs”)), systems builders (companies that specialize in building complete computer systems by combining components from different vendors), smaller distributors and retailers.

Organization

The accompanying consolidated financial statements include the accounts of Intcomex (the “Parent”) and its subsidiaries (collectively referred to herein as the “Company”) including the accounts of Intcomex Holdings, LLC (“Holdings”) (parent company of Software Brokers of America, Inc. (“SBA”), a Florida corporation), IXLA Holdings, Ltd. (“IXLA”), IFC International, LLC, a Delaware limited liability company (“IFC”) and Intcomex International Holdings Cooperatief U.A., a Netherlands cooperative (“Coop”). IXLA is the Cayman Islands limited time duration holding company of 14 separate subsidiaries located in Central America, South America, and the Caribbean. IFC and Coop are the parent companies of Intcomex Holdings SPC-1, LLC (“Intcomex SPC-1 Mexico”) (parent company of Centel, S.A. de C.V. (“Intcomex Mexico”), a dually formed company in the U.S. and Mexico). The consolidated financial statements reflect the Company as the reporting entity for all periods presented.

The Company’s operations include sales generated from and invoiced by the Miami, Florida operations (the “Miami Operations”) and sales generated from and invoiced by all of the Latin American and Caribbean subsidiary operations. The subsidiary operations conduct business with sales and distribution centers in the following countries: Argentina, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Jamaica, Mexico, Panama, Peru, and Uruguay (collectively, our “In-country Operations”).

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with the instructions to the Annual Report on Form 10-K and Article 10 of Regulation S-X, pursuant to the rules and regulations of the SEC. The consolidated financial statements include the accounts of Intcomex, Inc. and its subsidiaries. In management’s opinion, the consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of December 31, 2010 and 2009, its results of operations, statements of changes in shareholders’ equity and its statements of cash flows for the years ended December 31, 2010, 2009 and 2008. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements reflect the Company as the reporting entity for all periods presented.

As of December 31, 2010, the Company had one wholly-owned subsidiary: Holdings. Holdings has three wholly owned subsidiaries: SBA, IXLA, and IFC. Holdings owns 99.99% and the Company owns 0.01% of Coop.

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

SBA has one wholly owned subsidiary: Accvent LLC (“Accvent”), a Florida corporation. Accvent owns 100.0% of the following subsidiaries, each of which are Florida limited liability companies:

•	FORZA Power Technologies LLC;

•	KLIP Xtreme LLC; and

•	NEXXT Solutions LLC.

IXLA owns 100.0% of the following subsidiaries in their respective locations in Latin America and the Caribbean:

•	Intcomex Argentina S.R.L., Argentina;

•	Intcomex S.A., Chile:

•	Intcomex Iquique S.A., Chile;

•	Intcomex del Ecuador S.A., Ecuador;

•	Intcomex Latin America Finance Corp., Cayman Islands;

•	Hurricane Systems, S.A., Ecuador;

•	Intcomex Colombia LTDA, Colombia;

•	Intcomex Costa Rica Mayorista en Equipo de Cómputo, S.A., Costa Rica;

•	Intcomex El Salvador, S.A., El Salvador;

•	Intcomex de Guatemala, S.A., Guatemala;

•	Intcomex Jamaica Ltd., Jamaica;

•	Computación Monrenca Panama, S.A., Panama;

•	Intcomex de Las Americas, S.A., Panama;

•	Intcomex Peru, S.A.C., Peru;

•	Compañía de Servicios IMSC, S. de R.L. de C.V., Mexico.

•	T.G.M., S.A., Uruguay;

•	Pontix Trading S.A., Uruguay (inactive)

•	Latin CAS, S.D., El Salvador; and

•	Latin Service, S.A., Guatemala.

Coop and IFC own 99.0% and 1.0%, respectively, of Intcomex SPC-I Mexico.

Intcomex SPC-I Mexico has one wholly owned subsidiary: Centel, S.A. de C.V., located in Mexico.

We operate a sales and distribution center in the U.S., or our Miami Operations, 25 sales and distribution centers in 12 countries in Latin America and the Caribbean—Argentina, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Jamaica, Mexico, Panama, Peru and Uruguay.

Fiscal Year

The Company’s fiscal year ends on December 31 and is based on a calendar year.

Use of Accounting Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”). These principles require us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses, cash flows and the related footnote disclosures during the reporting period. On an on-going basis, we review and evaluate our estimates and assumptions, including, but not limited to, those that relate to the realizable value of accounts receivable, inventories, identifiable intangible assets, goodwill and other long-lived assets, income taxes and contingencies. Actual results could differ from these estimates.

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Foreign Currency Translation and Remeasurement

The U.S. dollar is considered the functional currency in all of the Company’s foreign subsidiary operations, except in Mexico where the functional currency is the Mexican Peso. Non-monetary balance sheet amounts are translated using historical exchange rates. Other balance sheet amounts are translated at the exchange rates in effect at the balance sheet date. Statements of operations amounts, excluding those items of income and expense that relate to non-monetary balance sheet amounts, are translated at the average exchange rate for the month. Remeasurement adjustments are included in the determination of net (loss) income under the caption “Foreign exchange loss (gain).” These amounts include the effect of foreign currency remeasurement, realized foreign currency transaction gains and losses and changes in the value of foreign currency denominated accounts receivable and accounts payable. In the accompanying consolidated statements of operations, a foreign exchange (gain) loss of $(2,025), $(3,130) and $15,533 were included for the years ended December 31, 2010, 2009 and 2008, respectively.

Translation adjustments related to our Mexican subsidiary are recorded in accumulated other comprehensive (loss) income under shareholders’ equity in our consolidated balance sheets and in our consolidated statement of changes in shareholders’ equity. In the accompanying consolidated statements of changes in shareholders’ equity, foreign currency translation adjustments of $(194), $741, $(4,546) were included for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Inventories

Inventories consist entirely of finished goods and are stated at the lower of cost or market. Cost is determined primarily on the first-in, first-out (“FIFO”) method. Due to the availability of “price protection” guarantees offered by many of our vendors on a significant portion of inventory, some of the Company’s In-country Operations use the average cost method that approximates FIFO. The Company operates in an industry characterized by the continual introduction of new products, rapid technological advances and product obsolescence. The Company continuously evaluates the salability of its inventories and utilizes incentive sales programs for slow moving items. Rebates earned from our suppliers on products sold are recognized when the product is shipped to a third party customer and is recorded as a reduction to cost of revenue.

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

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Goodwill, Identifiable Intangible and Other Long-Lived Assets

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other provides guidance on the annual assessment of goodwill for impairment using fair value measurement techniques. The Company reviews goodwill at least annually for potential impairment or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our annual impairment review requires extensive use of accounting judgment and financial estimates, including projections about our business, our financial performance and the performance of the market and overall economy. Application of alternative assumptions and definitions could produce significantly different results. Because of the significance of the judgments and estimates used in the processes, it is likely that materially different amounts could result if different assumptions were made or if the underlying circumstances were changed.

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

Deferred Loan Costs

Deferred loan costs are amortized over the life of the applicable indebtedness using the straight-line method. Deferred loan costs, net of accumulated amortization, amounted to $4,390 and $6,654 at December 31, 2010 and 2009, respectively, and are included in Other assets in the accompanying balance sheets.

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

The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable, notes receivable and other, accounts payable, accrued expenses and other liabilities approximate fair value because of the short-term nature of these items. The carrying amounts of outstanding short-term debt approximate fair value because interest rates over the term of these financial instruments approximate current market interest rates available to the Company. The current market price of outstanding long-term debt approximates fair value because the Company’s $120,000 aggregate principal amount 13 1/4% Second Priority Senior Secured Notes due December 15, 2014 (the “13 1/4% Senior Notes”) were tradable under the Securities Act of 1933 Rule 144A, Private Resales of Securities to Institutions at 106.75 of the principal amount as of December 31, 2010. On February 8, 2011, the Company commenced an exchange offer for all of its 13 1/4% Senior Notes, which were not registered under the Securities Act of 1933, for an equal principal amount of 13 1/4% Second Priority Senior Secured Notes due 2014, which have been registered under the Securities Act of 1933 (the “New 13 1/4% Senior Notes”). See “Note 18. Subsequent Events” in these Notes to Consolidated Financial Statements.

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

The amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices approximates the fair value of derivative financial instruments. The Company’s foreign currency forward contracts are measured on a recurring basis based on foreign currency spot rates quoted by financial institutions (Level 2) and are marked-to-market each period with gains and losses on these contracts recorded in foreign exchange (gain) loss in the Company’s consolidated statements of operations in the period in which the value changes, with the offsetting amount for unsettled positions included in other current assets or liabilities in the Company’s consolidated balance sheets. The location and amounts of the fair value in the consolidated balance sheets and (gain) loss in the statements of operations related to the Company’s derivative instruments are described in “Note 8. Fair Value of Derivative Instruments” in these Notes to Consolidated Financial Statements.

There were no changes to our valuation methodology for assets and liabilities measured at fair value during the year ended December 31, 2010 and 2009. The Company’s did not have any foreign currency forward contracts or collars outstanding as of December 31, 2010 and 2009.

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Off-Balance Sheet Arrangements

The Company has agreements with unrelated third parties for factoring of specific accounts receivable in several of its In-country Operations. The factoring is a sale in accordance with FASB ASC 860, Transfers and Servicing, and is accounted for as an off-balance sheet arrangement. Proceeds from the transfers reflect the face value of the account less a discount, which is recorded in the Company’s consolidated statements of operations as a charge to interest expense in the period the sale occurred. Net funds received are recorded as an increase to cash and a reduction to accounts receivable outstanding.

The Company acts as the collection agent on behalf of the third party for the arrangements and has no significant retained interests or servicing liabilities related to the accounts receivable sold. In order to mitigate credit risk related to the Company’s factoring of accounts receivable, the Company has credit insurance for the majority of factored accounts receivable, resulting in risk of loss being limited to the factored accounts receivable not covered by credit insurance, which is immaterial.

As of December 31, 2010, the Company factored approximately $13,500 of accounts receivable pursuant to the Company’s agreements, representing the face amount of total outstanding receivables. The Company incurred approximately $100 in fees pursuant to the agreements. The Company did not enter into any factoring arrangements as of December 31, 2009. The Company reports the cash flows attributable to the sale of receivables to third parties, as well as cash receipts from collections made on behalf of and paid to the third parties, on a net basis in operating cash flows in trade accounts receivables.

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

Product Rebates, Price Protection and Vendor Program Incentives

The Company receives funds from vendors for price protection, product rebates, marketing and promotions and competitive programs, which are recorded as adjustments to product costs or selling, general and administrative expenses according to the nature of the program. Some of these programs may extend over one or more quarterly reporting periods. We recognize product rebates or other vendor program incentives when earned, based upon sales of qualifying products or as services are provided in accordance with the terms of the related program. We estimate and record reserves for receivables on vendor programs for estimated losses resulting from vendors’ inability to pay or rejections of claims by vendors on a quarterly basis. These reserves require management’s judgment and are based upon aging, historical trends and data specific to each reporting period, management’s estimate of collectability and other factors.

Write-Off of Initial Public Offering Expenses

For the years ended December 31, 2010 and 2008, the Company wrote off $482 and $2,000, respectively, related to a proposed initial public offering (“IPO”) transaction to take the Company public. The costs were recorded as an increase in operating expenses in the consolidated statement of operations as they were one-time charges that were not indicative of operations in the normal course of business and relate to a non-recurring transaction that would normally be netted against IPO proceeds. The Company did not write off or incur any additional costs related to the proposed IPO transaction for the year ended December 31, 2009.

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

In 2008 and 2009, the Company’s management implemented restructuring and rebalancing actions designed to improve the Company’s efficiencies and profitability, strengthen its operations and reduce its costs in several of its In-country Operations in which the Company conducts business. The restructuring includes involuntary workforce reductions and employee benefits and other costs incurred in connection with vacating leased facilities. For the year ended December 31, 2010, the Company did not incur any restructuring charges. For the years ended December 31, 2009 and 2008, the Company incurred restructuring charges of $585 and $1,535, respectively. The restructuring charges were recorded in the Company’s consolidated statement of operations as an increase to the Company’s operating expenses

Income Taxes

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

The following table sets forth the computation of basic and diluted net (loss) income per weighted average share of Common Stock for the periods presented:

	For the Years Ended December 31,
	2010	2009	2008
Numerator for basic and diluted net (loss) income per share of Common Stock:
Net (loss) income	$(3,650)	$7,193	$(35,318)

Denominator:
Denominator for basic net (loss) income per share of Common Stock—weighted average shares	129,357	102,852	102,182

Effect of dilutive securities:
Stock options and unvested restricted stock(1)	—	—	—

Denominator for diluted net (loss) income per common share, voting and Class B common share, non-voting—adjusted weighted average shares	129,357	102,852	102,182

Net (loss) income per share of Common Stock:
Basic	$(28.21)	$69.94	$(345.63)

Diluted	$(28.21)	$69.94	$(345.63)

(1)	The stock options were anti-dilutive as of December 31, 2010 and 2008, as the Company had a net loss as of the years ended December 31, 2010 and 2008. The stock options were anti-dilutive as of December 31, 2009, as the fair value was below the exercise price. The shares of restricted common stock, non-voting were anti-dilutive during the years ended December 31, 2010, 2009 and 2008.

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The update requires additional disclosures for fair value measurements, requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for these transfers and provides clarification for existing disclosure requirements. The update was effective for interim and annual periods beginning after December 15, 2009, except for the activity in Level 3 fair value measurements, which was effective for annual periods beginning after December 15, 2010. The updates did not have an impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Guidance

In February 2010, the FASB issued ASU 2010-9, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, which clarifies the guidance on certain recognition and disclosure requirements for subsequent events. The update requires SEC filers and conduit bond obligors for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of the financial statements issued and all other entities to evaluate subsequent events through the date the financial statements are available to be issued. The update was effective immediately upon issuance and did not have an impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification. The update amends the codification to clarify that the scope of the decrease in ownership provisions of ASC 810-10 and related guidance applies to: (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method or joint venture; (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity-method investee or joint venture); and (iv) a decrease in ownership in a subsidiary that is not a business or nonprofit activity when the substance of the transaction causing the decrease in ownership is not addressed in other authoritative guidance. If no other guidance exists, an entity should apply the guidance in ASC 810-10, Consolidation-Overall. The update did not have an impact on the Company’s consolidated financial statements.

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

Note 2. Business and Credit Concentrations

The Company principally sells products to a large base of third-party distributors, resellers and retailers throughout Latin America and the Caribbean and to other Miami-based exporters of IT products to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No one customer accounted for more than 2.0% of sales for the years ended December 31, 2010, 2009 and 2008. The Company provides trade credit to its customers in the normal course of business. The collection of a substantial portion of the Company’s receivables is susceptible to changes in Latin American economies and political climates. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting the industry. The Company’s management continually reviews the financial condition of its customers and the related allowance for doubtful accounts.

Prior to extending credit, the Company analyzes the customer’s financial history and, if appropriate, obtains forms of personal guarantees. The Company’s Miami Operations and In-country Operations in Chile use credit insurance and make provisions for estimated credit losses. The Company’s other In-country Operations make provisions for estimated credit losses but generally do not use credit insurance. The Company’s Miami Operations has a credit insurance policy covering trade sales to non-affiliated buyers. The policy’s aggregate limit is $20.0 million with an aggregate deductible of $1.0 million; the policy expires on

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

August 31, 2011. In addition, 10% or 20% buyer coinsurance provisions and sub-limits in coverage on a per-buyer and per-country basis apply. The policy also covers certain large, local companies in Argentina, Costa Rica, El Salvador, Guatemala, Jamaica and Peru. The Company’s In-country Operations in Chile insures certain customer accounts with Coface Chile, S.A. credit insurance company; the policy expires on October 31, 2012.

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

The Company purchases products from various suppliers located in the U.S. and Asia. Products purchased from the Company’s top two vendors accounted for 18.6% and 7.0%, 19.1% and 6.5%, and 17.4% and 7.7%, of its total revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 3. Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of December 31,
	2010	2009
Property and equipment, net
Land	$760	$735
Building and leasehold improvements	9,333	8,410
Office furniture, vehicles and equipment	11,749	11,012
Warehouse equipment	2,506	2,438
Software	9,788	8,337

Total property and equipment	34,136	30,932
Less accumulated depreciation	(17,806)	(14,637)

Total property and equipment, net	$16,330	$16,295

Property and equipment, net included approximately $1,614 and $2,764 of capitalized leases at December 31, 2010 and 2009, respectively. There was no interest expense capitalized to property and equipment during the years ended December 31, 2010, 2009 and 2008.

Note 4. Identifiable Intangible Assets, Net and Goodwill

Identifiable Intangible Assets, Net

Identifiable intangible assets, net consisted of the assets of Intcomex Mexico including the following:

As of December 31, 2010	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships	$3,630	$(2,025)	$(209)	$1,396	10.0
Trade names	1,080	(1,080)	—	—	3.5
Non-compete agreements	730	(730)	—	—	3.0
Patents .	5	(5)	—	—

Total identifiable intangible assets, net	$5,445	$(3,840)	$(209)	$1,396

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

As of December 31, 2009	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships	$3,630	$(1,662)	$(333)	$1,635	10.0
Trade names	1,080	(1,035)	(22)	23	3.5
Non-compete agreements	730	(730)	—	—	3.0
Patents.	5	(5)	—	—

Total identifiable intangible assets, net	$5,445	$(3,432)	$(355)	$1,658

For the years ended December 31, 2010, 2009 and 2008, the Company recorded amortization expense related to the intangible assets of $408, $471 and $572, respectively. There was no impairment charge for identifiable intangible assets for the years ended December 31, 2010, 2009 and 2008.

Expected future identifiable intangible asset amortization as of December 31, 2010, is as follows:

For the Year Ended December 31,
2011	$363
2012	363
2013	363
2014	307
2015	—
Thereafter	—

$1,396

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

The changes in the carrying amount of goodwill relate to the accumulated foreign currency translation effect of the Mexican Peso and consisted of the following for the periods presented:

	Miami Operations	In-Country Operations	Total
As of December 31, 2010
Goodwill	$11,531	21,108	32,639
Accumulated impairment losses	(11,531)	(7,246)	(18,777)

Total goodwill	$—	$13,862	$13,862

As of December 31, 2009
Goodwill	$11,531	$20,950	$32,481
Accumulated impairment losses	(11,531)	(7,246)	(18,777)

Total goodwill	—	13,704	13,704

The change in goodwill during the year ended December 31, 2010 represents a net translation adjustment of $158.

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

There were no goodwill impairment charges recorded for the years ended December 31, 2010 and 2009. We recorded a goodwill impairment charge of $18,777 during the year ended December 31, 2008. For the year ended December 31, 2008, the carrying amount of the goodwill decreased by $20,709, of which $1,932 relates to the cumulative foreign currency translation effect of the Mexican Peso and $18,777 relates to the goodwill impairment charge. We recorded a goodwill impairment charge of $11,531 related to our Miami Operations and $7,246 related to our In-country Operations, particularly $4,086 in Mexico, $1,294 in Guatemala, $1,157 in Jamaica, $471 in El Salvador and $238 in Argentina.

In connection with the Company’s goodwill impairment testing and analysis conducted in 2010, the Company noted that as of December 31, 2010, the fair value exceeded the carrying value of Computación Monrenca Panama, S.A., or Intcomex Panama, by 3.1%. The fair value of Intcomex Panama was determined using management’s estimate of fair value based upon the financial projections for the business. As of December 31, 2010, the balance of Intcomex Panama’s goodwill was $532, which represented 5.0% of the carrying value of Intcomex Panama and less than 1.0% of the Company’s total assets. In connection with the Company’s goodwill impairment testing and analysis conducted in 2009, the Company noted that as of December 31, 2009, the fair value exceeded the carrying value of Intcomex Mexico’s goodwill by 3.4%. The fair value of Intcomex Mexico was determined using management’s estimate of fair value based upon the financial projections for the business given the recent economic contraction in Mexico’s gross domestic product, or GDP. As of December 31, 2009, the balance of Intcomex Mexico’s goodwill was $2,946, which represented 9.5% of the carrying value of Intcomex Mexico and less than 1.0% of the Company’s total assets.

An extended period of economic contraction or a deterioration of operating performance could result in a further impairment to the carrying amount of the Company’s goodwill.

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

The outstanding balance of lines of credits consisted of the following:

	As of December 31,
	2010	2009
Lines of credit
SBA – Miami	$16,877	$9,165
Intcomex de Guatemala, S.A.	1,044	664
Intcomex de Ecuador, S.A.	1,000	1,000
Intcomex Peru S.A.C.	900	2,443
TGM S.A. – Uruguay	509	714
Computación Monrenca Panama, S.A.	500	501
Intcomex S.A. de C.V. – El Salvador	426	—
Intcomex Costa Rica Mayorista en Equipo de Cómputo, S.A.	—	242

Total lines of credit	$21,256	$14,729

The change in the outstanding balance was primarily attributable to SBA’s increased borrowing under its senior secured revolving credit facility. As of December 31, 2010 and 2009, the total remaining credit amount available was $23,789 and $17,055, respectively.

SBA Miami—Senior Secured Revolving Credit Facility

On December 22, 2009, SBA closed a senior secured revolving credit facility with Comerica Bank (the “Senior Secured Revolving Credit Facility”), replacing the previous revolving credit facility with a three-year facility maturing in January 2013. As of December 31, 2010, the aggregate size of the Senior Secured Revolving Credit Facility was $30,000, including letter of credit commitments of $200 and a capital expenditures limit of $1,000.

On May 21, 2010, SBA and Comerica Bank executed an amendment to the Senior Secured Revolving Credit Facility, amending the definition of consolidated net income to exclude, in the event of an IPO, not more than $12,000 of interest charges arising from the accelerated amortization of the original issue discount, capitalized debt expense and premiums associated with a redemption of the Company’s $120,000 aggregate principal amount of its 13 1/4% Senior Notes in connection with an IPO.

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

As of December 31, 2010 and 2009, SBA’s outstanding draws against the Senior Secured Revolving Credit Facility were $15,186 and $5,853, respectively, and the remaining amounts available were $12,923 and $10,635, respectively. As of December 31, 2010 and 2009, SBA’s outstanding checks issued in excess of bank balances were $1,691 and $3,312, respectively, and outstanding undrawn stand-by letters of credit were $200. As of December 31, 2010, SBA was in default with certain covenants under the Senior Secured Revolving Credit Facility.

On March 28, 2011, SBA obtained a waiver of the covenant defaults as of December 31, 2010. SBA obtained an amendment to the Senior Secured Revolving Credit Facility, reducing the aggregate size of the facility to $25.0 million and updating the financial convents requiring SBA to:

•

maintain a total leverage ratio of not greater than 5.00 to 1.00 for the quarters ending March 31, 2011 and June 30, 2011, 4.50 to 1.00 for the quarters ending September 30, 2011 and December 31, 2011, 4.00 to 1.00 for the quarter ending March 31, 2012 and each quarter ending thereafter; and,

•

maintain on a year-to-date basis through December 31, 2011, consolidated net income of not less than $(2.5) million for the quarter ended March 31, 2011, $(2.0) million for the quarter ended June 30, 2011, $(1.5) million for the quarter ended September 30, 2011, $(1.0) million for the quarter ended December 31, 2011, and, on a rolling four-quarter basis, not less than $(0.5) million for the quarter ended March 31, 2012 and $0 for each quarter ending thereafter.

Additionally, during March 2011, while in the process of amending the Senior Secured Revolving Credit Facility, it was identified that the Company may have violated the consolidated fixed charge coverage ratio as of June 30, 2010. Due to ambiguity in the definition of the term Applicable Measuring Period, the Company may have violated the consolidated fixed charge coverage ratio under one possible interpretation. Accordingly, while neither party concluded that the Company did in fact violate the covenant, Comerica did provide a waiver for the potential covenant violation as, of June 30, 2010.

Intcomex de Guatemala, S.A.

Intcomex de Guatemala, S.A. (“Intcomex Guatemala”) has two lines of credit with two local financial institutions. The lines of credit carry interest rates of 7.5% and 11.0% and mature in March 2011 and October 2013, respectively.

Intcomex de Ecuador, S.A.

Intcomex de Ecuador, S.A. (“Intcomex Ecuador”) has one line of credit with a local financial institution. The line of credit carries interest rates of 10.2% and matures in March 2011.

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Intcomex Peru S.A.C.

Intcomex Peru S.A.C. (“Intcomex Peru”) has two lines of credit with two local financial institutions. The lines of credit are collateralized with a guarantee from Holdings and carry interest rates ranging from 3.9% to 4.5% and mature in March and October 2011.

T.G.M. S.A.

TGM S.A. – Uruguay (“Intcomex Uruguay”) has two lines of credit with two local financial institutions. The lines of credit carry interest rates of 5.5% and 7.0%, each of which matures in April 2011.

Computación Monrenca Panama, S.A.

Computación Monrenca Panama, S.A. (“Intcomex Panama”) has three lines of credit with three local financial institutions. The lines of credit carry interest rates ranging from 6.3% to 6.8% and mature in April, June and September 2011.

Intcomex S.A. de C.V.

Intcomex S.A. de C.V. (“Intcomex El Salvador”) has two lines of credit with local financial institutions. The lines of credit carry an interest rate of 9.0% and mature in March and May 2011.

Intcomex Costa Rica Mayorista en Equipo de Cómputo, S.A.

Intcomex Costa Rica Mayorista en Equipo de Cómputo, S.A. (“Intcomex Costa Rica”) has one line of credit with a local financial institution. The line of credit carries an interest rate of 8.0% and matures in August 2011.

Intcomex S.A.

As of December 31, 2010 and 2009, Intcomex S.A. (“Intcomex Chile”) had undrawn stand-by letters of credit of $13,200 and $19,600, respectively.

Note 6. Long-Term Debt

Long-term debt consisted of the following for the periods presented:

	As of December 31,
	2010	2009
Long-term debt, net of current portion
Intcomex, Inc. – 13 1/4% Senior Notes, net of discount of $5,317 and $6,654, respectively	$114,683	$113,346
SBA – Capital lease	539	847
Intcomex Peru – Collateralized notes	425	579
Other, including various capital leases	604	210

Total long-term debt	116,251	114,982
Current maturities of long-term debt	(5,693)	(557)

Total long-term debt, net of current portion	$110,558	$114,425

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Annual maturities of long-term debt as of December 31, 2010 are as follows:

For the Years Ended December 31,
2011	$5,693
2012	5,581
2013	10,251
2014	100,043
2015 and thereafter	—

$121,568

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

Subject to certain requirements, the Company is required to redeem $5,000 aggregate principal amount of the 13 1/4% Senior Notes on December 15 of each of the years 2011 and 2012 and $10,000 aggregate principal amount of the 13 1/4% Senior Notes on December 15, 2013, at a redemption price equal to 100% of the aggregate principal amount of the 13 1/4% Senior Notes to be redeemed, together with accrued and unpaid interest to the redemption date subject to certain requirements. The Company may redeem the 13 1/4% Senior Notes, in whole or in part, at any time on or after December 15, 2012 at a price equal to 100% of the aggregate principal amount of the 13 1/4% Senior Notes plus a “make-whole” premium (106.625% in 2012 and 100.0% in 2013 and thereafter). At any time prior to December 15, 2012, the Company is required to redeem up to 35% of the aggregate principal amount of the 13 1/4% Senior Notes with the net cash proceeds of an initial public offering which occurs on or prior to December 15, 2012 at a price equal to 113.25% of the principal amount of the 13 1/4% Senior Notes. In addition, at its option, the Company may redeem up to 10% of the original aggregate principal amount of the 13 1/4% Senior Notes three different times at $103.00 (but no more than once in any 12-month period).

The indenture governing the Company’s 13 1/4% Senior Notes imposes operating and financial restriction on the Company. These restrictive covenants limit our ability, among other things to (i) incur additional indebtedness or enter into sale and leaseback obligations; (ii) pay certain dividends or make certain distributions on the Company’s capital stock or repurchase the Company’s capital stock; (iii) make certain investments or other restricted payments; (iv) place restrictions on the ability of subsidiaries to pay dividends or make other payments to the Company; (v) engage in transactions with shareholders or affiliates; (vi) sell certain assets or merge with or into other companies; (vii) guarantee indebtedness; and (viii) create liens. The Company may only pay a dividend if the Company is in compliance with all covenants and restrictions in the Indenture prior to and after payment of a dividend.

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

On June 15, 2010 and December 15, 2010, the Company made mandatory interest payments of $7,641 and $7,950, respectively, on the 13 1/4% Senior Notes. As of December 31, 2010 and 2009, the carrying value of the $120,000 principal amount of the 13 1/4% Senior Notes was $114,683 and $113,346, respectively. As of December 31, 2010, the Company was in compliance with all of the covenants and restrictions under the 13 1/4% Senior Notes.

On February 8, 2011, the Company commenced an exchange offer for all of its 13 1/4% Senior Notes not registered under the Securities Act of 1933, for an equal principal amount of 13 1/4% Second Priority Senior Secured Notes due 2014, which have been registered under the Securities Act of 1933 (the “New 13 1/4% Senior Notes”). See “Note 18. Subsequent Events” in these Notes to Consolidated Financial Statements.

SBA – Capital lease

On April 30, 2007, SBA entered into a lease agreement with Comerica Bank in the principal amount of $1,505 for the lease of the Miami office and warehouse equipment. Interest is due monthly at 6.84% of the total equipment costs and all outstanding amounts are due April 30, 2012. As of December 31, 2010 and 2009, $539 and $847, respectively, remained outstanding under the lease agreement.

The Company’s effective borrowing rate was 15.7%, 13.1% and 12.4% as of December 31, 2010, 2009 and 2008, respectively.

Note 7. Income Taxes

Income tax provision (benefit) consists of the following for the periods presented:

	For the Years Ended December 31,
	2010	2009	2008
Income tax provision
Current (benefit) expense:
Federal and state	$(31)	$65	$81
Foreign	2,578	3,255	4,856

Total current expense	2,547	3,320	4,937

Deferred benefit:
Federal and state	(483)	(65)	(3,007)
Foreign	(671)	(411)	(335)

Total deferred benefit	(1,154)	(476)	(3,342)

Total income tax provision	$1,393	$2,844	$1,595

A reconciliation of the statutory federal income tax rate and effective rate as a percentage of (loss) income before provision for income taxes consisted of the following for the periods presented:

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2010	%	2009	%	2008	%
Effective tax rate
(Loss) income before provision for income taxes:
U.S.	$(18,576)		$(9,028)		$(25,412)
Foreign	16,319		19,065		(8,311)

Income (loss) before provision for income taxes	$(2,257)		$10,037		$(33,723)

Tax at statutory rate	$(771)	34%	$3,413	34%	$(11,466)	34%
State income taxes, net of federal income tax (benefit) provision	(976)	43%	(360)	(4)%	(700)	(2)%
Non-deductible impairment charge	—	—	—	—	6,384	19%
Effect of tax rates on non-U.S. operations	(3,528)	156%	(2,943)	(29)%	3,144	9%
Effect of tax rates on subpart F income	535	(23)%	1,104	11%	—	—
Change in valuation allowance	6,133	(272)%	1,630	16%	4,233	13%

Effective tax provision	$1,393	(62)%	$2,844	28%	$1,595	5%

The Company’s net deferred tax assets were attributable to the following:

	As of December 31, 2010	As of December 31, 2009
Deferred tax assets
Current assets
Allowance for doubtful accounts	$1,047	$1,053
Inventories	926	633
Accrued expenses	802	738
Other	405	140

Total current assets	3,180	2,564

Non-current assets:
Tax goodwill	617	864
Net operating losses	22,155	15,520
Other	1,254	1,164
Valuation allowances	(12,565)	(6,432)

Total non-current assets	11,461	11,116

Total deferred tax assets	$14,641	$13,680

Deferred tax liabilities
Current liabilities:
Other	$(261)	$(231)

Total current liabilities	(261)	(231)

Non-current liabilities:
Fixed assets	(2,041)	(1,923)
Amortizable intangible assets	(499)	(614)
Other	(21)	(246)

Total non-current liabilities	(2,561)	(2,783)

Total deferred tax liabilities	(2,822)	(3,014)

Net deferred tax assets	$11,819	$10,666

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

As of December 31, 2010 and 2009, the balance of SBA’s tax goodwill was $1,641 and $2,297, respectively. SBA recorded tax goodwill of approximately $9,843 in July 1998, which is being amortized for tax purposes over 15 years. SBA established $262 of deferred tax assets for foreign withholding taxes paid in El Salvador during 2005.

As of December 31, 2010 and 2009, the Company’s U.S. federal and state of Florida net operating losses (“NOLs”) resulted in $19,865 and $13,271, respectively, of deferred tax assets, which will begin to expire in 2026. The Company analyzed the available evidence related to the realization of the deferred tax assets, considered the current downturn in the recent global economic environment and determined it is now more likely than not that the Company will not recognize a portion of its deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies.

The Company establishes a valuation allowance against its NOLs when it does not believe that it will realize the full benefit of the NOLs. As of December 31, 2010 and 2009, the Company recorded a valuation allowance of $12,565 and $6,432, respectively, against the respective NOLs, of which $10,417 and $4,467, respectively, related to the U.S. and $2,148 and $1,965, respectively, related to our In-country Operations.

As of December 31, 2010 and 2009, the Company recognized $1,574 and $3,248, respectively, in subpart F income related to intercompany loans from its foreign affiliates. The Company did not provide additional tax provisions for future realization of subpart F income.

The Company’s NOLs, deferred tax asset resulting from the NOLs and the related valuation allowance consisted of the following for the periods presented:

	As of December 31, 2010				As of December 31, 2009
	Gross NOL	NOL Deferred Tax Asset	Valuation Allowance	NOL Expiration	Gross NOL	NOL Deferred Tax Asset	Valuation Allowance	NOL Expiration
U.S. federal and state	$55,310	$19,865	$10,417		$34,723	$13,271	$4,467
Foreign
Intcomex Argentina S.R.L.	5,046	1,766	1,766	2011	4,023	1,408	1,408	2011
Intcomex Colombia LTDA	—	—	—		830	275	250	2013
Intcomex Jamaica Ltd	426	142	—		720	259	—
Intcomex Mexico	1,277	382	382	2018	1,096	307	307	2018

Total foreign	$6,749	$2,290	$2,148		$6,669	$2,241	$1,965

Total	$62,059	$22,155	$12,565		$41,392	$15,520	$6,432

A future ownership change could limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

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

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

During 2010, the Dirección de Impuestos y Aduanas Nacionales (the “DIAN”) of Colombia performed an audit of the Company’s tax return related to its operations in Colombia. The DIAN found that the income tax provision related to the Company’s operations in Colombia included expenses not fully deductible for tax purposes. The Company recorded an income tax provision of $214 including interest and penalties related to the 2006 tax year.

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

There were no derivative instruments outstanding as of December 31, 2010 and 2009. A summary of the location and amounts of the fair value in the consolidated balance sheets and (gain) loss in the statements of operations related to the Company’s derivative instruments during the periods presented consisted of the following:

	Balance Sheet Location	Fair Value (1) as of December 31,
		2010	2009
Derivatives instruments not designated or qualifying as hedging instruments under ASC 815(2):
Foreign currency contracts	Other assets/liabilities	$—	$—

Total		$—	$—

(1)	Fair value is classified and disclosed as Level 2 category where significant other observable inputs that can be corroborated by observable market data.
(2)	Further information on the Company’s purpose for entering into derivative instruments not designated as hedging instruments and the overall risk management strategies are discussed in Part I—Financial Information, 1A. “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	Statement of Operations Location	(Gain) Loss for the Years Ended December 31,
		2010	2009	2008
Derivative instruments not designated or qualifying as hedging instruments under ASC 815:
Foreign currency contracts	Other expense	$3,353	$—	$31

Total		$3,353	$—	$31

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

Compensation expense related to the Company’s share-based compensation arrangements consists of the following for the periods presented:

	For the Years Ended December 31,
	2010	2009	2008
Share-based compensation arrangements charged against income:
Stock options(1)	$56	$188	$281
Restricted shares of Class B common stock, non-voting(2)	95	61	32

Total	$151	$249	$313

(1)	Stock options were issued pursuant to the 2007 Founders’ Grant Stock Option Plan (the “2007 Founders’ Option Plan”).
(2)	Restricted shares of Class B common stock, non-voting, were issued pursuant to the 2008, 2009 and 2010 Restricted Stock Issuances.

Outstanding compensation costs related to the Company’s unvested share-based compensation arrangements consisted of the following:

	As of December 31,
Outstanding compensation costs for unvested share-based compensation arrangements:	2010	2009
Stock options(1)	$—	$56
Restricted shares of Class B common stock, non-voting(2)	152	147

Total	$152	$203

(1)	Stock options were issued pursuant to the 2007 Founders’ Option Plan.
(2)	Restricted shares of Class B common stock, non-voting, were issued pursuant to the 2008, 2009 and 2010 Restricted Stock Issuances.

As of December 31, 2010 and 2009, the outstanding compensation costs for unvested share-based compensation arrangements will be recognized over a weighted-average period of 1.9 and 2.0 years, respectively.

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Stock Options

In February 2007, options to acquire an aggregate of 1,540 shares of Class B common stock, non-voting were granted under the 2007 Founders’ Option Plan to certain management employees and independent, non-employee directors. The options were granted at an exercise price of $1,077 per share, which was equal to the fair value of our common stock on the date of grant. The weighted-average grant date fair value of the options granted during the year ended December 31, 2007 was $566 per share. The shares vest ratably over a three-year vesting period of one-third per year on the annual anniversary date and expire 10 years from the date of grant. There were no stock options granted during the years ended December 31, 2010 and 2009. As of December 31, 2010, all of the outstanding options were vested. As of December 31, 2009, 853 options were vested.

A summary of the stock option activity under the 2007 Founders’ Option Plan and changes during the periods presented, consisted of the following:

	Shares	Weighted-Average Exercise Price per Share (in dollars)	Weighted-Average Remaining Contractual Term (in years)
Outstanding at January 1, 2008	1,540	$1,077	9.2
Granted	—	—
Exercised	—	—
Forfeited or expired	(50)	—

Outstanding at December 31, 2008	1,490	$1,077	8.2
Granted	—	—
Exercised	—	—
Forfeited or expired	(210)	$1,077

Outstanding at December 31, 2009	1,280	$1,077	7.2
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2010	1,280	$1,077	6.1

Vested and expected to vest at December 31, 2010	1,280	$1,077	6.1

Exercisable at December 31, 2010	1,280	$1,077	6.1

The stock options were anti-dilutive as of December 31, 2010, as the Company had a net loss as of the year ended December 31, 2010. The stock options were anti-dilutive as of December 31, 2009, as the fair value of the options was below the exercise price of the options. The fair value of the options was determined using the Black-Scholes option pricing model as of April 23, 2007, the measurement date or the date the Company received unanimous approval from shareholders for the 2007 Founders’ Option Plan. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, and requires the input of subjective assumptions, including expected price volatility and term. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options. Projected data related to the expected volatility and expected life of stock options is typically based upon historical and other information. The fair value of the options granted in 2007 was estimated at the date of grant using the following assumptions:

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

Restricted Shares of Common Stock

In February 2008, our Board of Directors authorized, and in June 2008, our shareholders approved the issuance of 73 restricted shares of Class B common stock, non-voting, with a three-year cliff vesting period to our director Mr. Adolfo Henriques, as the initial equity consideration for his election to the Board of Directors and 41 restricted shares of Class B common stock, non-voting, with a three-year cliff vesting period to each of our director Mr. Thomas A. Madden and our former director Ms. Carol Miltner, as annual equity consideration for their board membership, (collectively the “2008 Restricted Stock Issuances”). In January 2009, Ms. Miltner surrendered her right to the restricted shares of Class B common stock, non-voting in accordance with the terms of her resignation agreement with the Company.

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

A summary of the unvested restricted shares of Class B common stock, non-voting award activity and changes during the periods presented consisted of the following:

	Restricted Common Stock, Non-voting (in shares)	Weighted-Average Grant-Date Fair Value per Share (in dollars)
Unvested Balance at January 1, 2008	—	—
Granted	155	$1,225	(1)
Vested	—	—
Forfeited	—	—

Unvested Balance at December 31, 2008	155	$1,225

Granted	192	$521	(2)
Vested	—	—
Forfeited	(41)	$1,225

Unvested Balance at December 31, 2009	306	$1,040	(3)

Granted	128	$790	(4)
Vested	—	—
Forfeited	—	—

Unvested Balance at December 31, 2010	434	$899	(3)

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(1)	The fair value was estimated by the Company on the date the Company received unanimous shareholder approval of the grant.
(2)	The fair value was determined as of the date the Company received unanimous shareholder approval of the grant.
(3)	The fair value was determined using the weighted-average fair value per share to reflect the portion of the period during which shares were outstanding.
(4)	The fair value was determined as of the date the Company granted the shares.

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

Rental expense was $4,209, $4,225 and $4,670 for the years ended December 31, 2010, 2009 and 2008, respectively.

Future minimum lease payments from December 31, 2010 consisted of the following:

For the Years Ended December 31,
2011	$2,227
2012	2,706
2013	4,124
2014	3,667
2015 and thereafter	7,683

$20,407

Note 11. Additional Paid in Capital

Total compensation expense for share-based compensation arrangements charged against income was $151, $249 and $313, respectively, for the years ended December 31, 2010, 2009 and 2008. For a detailed discussion of the share-based compensation, see “Note 9. Share-Based Compensation” in these Notes to Consolidated Financial Statements.

For the year ended December 31, 2009, the Company recorded additional paid in capital of $20,001 related to its shareholder subscription offering consummated on December 22, 2009. Certain of the Company’s existing shareholders and their affiliates contributed $20,001 of new capital in exchange for 27,175 newly-issued shares of our Class B Common Stock, non-voting, through a subscription agreement. The capital contribution consisted of the redemption and cancellation of $15,144 face value of our prior 11 3/4% Senior Notes, $890 of tender premium paid on the settlement of the 11 3/4% Senior Notes and additional cash of $3,967.

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 12. Related Party Transactions

Due from Related Parties

IFX Corporation (“IFX”) is a Latin American telecommunications service provider that provides internet access services to our Miami Operations and our In-country Operations in Argentina, Chile, Colombia, Guatemala, Mexico, Panama and Uruguay. Michael Shalom is the chairman of IFX and both a major shareholder and officer of the Company. During the years ended December 31, 2010, 2009 and 2008, the Company paid approximately $557, $544 and $600, respectively, to IFX for their services and sold approximately $4, $4 and $3, respectively, of IT products to IFX. The Company did not have an outstanding receivable balance from IFX as of December 31, 2010 and 2009. The trade receivables of IFX are guaranteed by a former shareholder of our Company. We believe that all transactions with IFX have been made on terms that are not less favorable to us than those available in a comparable arm’s length transaction and in the ordinary course of business.

Consulting Agreement with Related Parties

In November 2008, the Company entered into a 14-month consulting agreement in the amount of $546 with two of the Company’s shareholders, who were former managers of our operation in Mexico, to provide advice and operating guidance to the new management of the Company’s Mexican operations. The expense was included in the Company’s restructuring plan provision as of December 31, 2008. As of December 31, 2009 and 2008, the amounts paid to the related parties pursuant to the agreements were $$468 and $78, respectively. For the year ended December 31, 2010, the Company did not make any payments to related parties.

Other Agreements with Related Parties

For a detailed discussion of the other related party agreements subsequent to December 31, 2010, see “Note 18. Subsequent Events” in these Notes to Consolidated Financial Statements.

Leases

The Company leases warehouse and office space in Mexico City, Mexico from two shareholders for approximately $23 per month. The lease has a 78-month term expiring June 30, 2011, and has an increase provision based upon the Indice Nacional de Precios al Consumidor, or INPC, the official inflation rate in Mexico. The Company has an option to purchase the building for $3,000, which expires on December 31, 2011.

Note 13. Restructuring Plan

During the years ended December 31, 2009 and 2008, management implemented restructuring and rebalancing actions designed to improve the Company’s efficiencies and profitability, strengthen its operations and reduce its costs in several of its locations. The restructuring included involuntary workforce reductions and employee benefits and other costs incurred in connection with vacating leased facilities. For the years ended December 31, 2009 and 2008, the total charges of approximately $585 and $1,535, respectively, were recorded in the Company’s statement of operations as an increase to the Company’s operating expenses. There were no restructuring charges incurred by the Company for the year ended December 31, 2010.

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The total pre-tax restructuring activity for the years ended December 31, 2010, 2009 and 2008 consisted of the following:

	Workforce Reduction	Contract Termination and Amortization(1)	Other(2)	Total
Balance at January 1, 2008	$—	$—	$—	$—
Expensed	1,480	29	26	1,535
Paid	(851)	(29)	(26)	(906)
Other adjustments	—	—	—	—

Balance at December 31, 2008	$629	$—	$—	$629

Expensed	585	—	—	585
Paid	(1,214)	—	—	(1,214)
Other adjustments	—	—	—	—

Balance at December 31, 2009	$—	$—	$—	$—

Expensed	—	—	—	—
Paid	—	—	—	—
Other adjustments	—	—	—	—

Balance at December 31, 2010	$—	$—	$—	$—

(1)	Includes expenses to terminate lease contracts and accelerate amortization of leasehold improvements at the respective leased locations.
(2)	Includes travel expenses to close divisions and other expenses to relocate inventory and fixed assets.

In connection with the Company’s restructuring activities, the Company recorded restructuring charges for the workforce reduction expenses, lease contract termination expenses, fixed asset impairment and accelerated amortization and other related expenses for the years ended December 31, 2009 and 2008. Workforce reduction expenses consisted of termination and severance benefits for approximately 125 and 20 employees, respectively, for the years ended December 31, 2009 and 2008. The Company did not incur any workforce reduction expenses for the year ended December 31, 2010. The noncurrent portion of the liability associated with the workforce reductions related to terminated employees who were granted annual payments to supplement their income in certain countries. Lease contract termination expenses consisted of the Company’s ongoing obligations to pay rent for vacated space, and penalties related to the contract termination over the respective lease term of the Company’s lease agreements.

Note 14. Segment Information

FASB ASC 280, Segment Reporting provides guidance on the disclosures about segments and information related to reporting units. The Company operates in a single industry segment, that being a distributor of IT products. The Company’s operating segments are based on geographic location. Geographic areas in which the Company operates include sales generated from and invoiced by the Miami, Florida operations, the Miami Operations and sales generated from and invoiced by all of the Latin American and Caribbean subsidiary operations. The subsidiary operations conduct business with sales and distribution centers in the following countries: Argentina, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Jamaica, Mexico, Panama, Peru, and Uruguay, collectively, our In-country Operations. The In-country Operations have been aggregated as one segment due to similar products and economic characteristics. The Company sells and distributes one type of product line, IT products, and does not provide any separately billable services. It is impracticable for the Company to report the revenues from external customers for the group of similar products within the product line because the general ledger used to prepare the Company’s financial statements does not track sales by product.

Inter-segment revenue primarily represents intercompany revenue between the Miami Operations and the In-country Operations at established prices. Intercompany revenue between the related companies is eliminated in consolidation. The measure for the Company’s segment profit is operating income. Financial information by geographic operating segment is as follows for the periods presented:

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2010	2009	2008
Statement of Operations Data:
Revenue
Miami Operations
Revenue from unaffiliated customers(1)	$216,491	$234,936	$277,187
Intersegment	275,642	230,449	253,352

Total Miami Operations	492,133	465,385	530,539
In-country Operations
In-country Operations, excluding Intcomex Chile	552,632	472,348	584,127
Intcomex Chile	244,149	209,884	210,237

In-country Operations	796,781	682,232	794,364
Eliminations of inter-segment	(275,642)	(230,449)	(253,352)

Total revenue	$1,013,272	$917,168	$1,071,551

Operating income (loss)
Miami Operations	$1,281	$3,077	$(15,066)
In-country Operations	14,824	17,248	9,939

Total operating income (loss)	$16,105	$20,325	$(5,127)

	As of December 31,
	2010	2009
Balance Sheet Data:
Assets
Miami Operations	$125,711	$126,440
In-country Operations
In-country Operations, excluding Intcomex Chile	117,598	98,342
Intcomex Chile	102,796	83,319

In-country Operations	220,394	181,661

Total assets	$346,105	$308,101

Property & equipment, net
Miami Operations	$7,064	$7,538
In-country Operations	9,266	8,757

Total property & equipment, net	$16,330	$16,295

Goodwill
Miami Operations	$—	$—
In-country Operations	13,862	13,704

Total goodwill	$13,862	$13,704

(1)	For purposes of geographic disclosure, revenue is attributable to the country in which the Company’s individual business resides.

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 15. Guarantor Condensed Consolidating Financial Statements

The 13  1/4% Senior Notes are unconditionally guaranteed on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries (collectively, the “Subsidiary Guarantors”), but not the Company’s foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”). The 11 3/4% Senior Notes were unconditionally guaranteed by each of the Subsidiary Guarantors, with the exception of the Non-Guarantor Subsidiaries. Each of the note guarantees covers the full amount of the 13  1/4% Senior Notes and each of the Subsidiary Guarantors is 100% owned by the Company. Pursuant to Rule 3-10(f) of Regulation S-X under the rules promulgated under the Securities Act of 1933, the Parent company has prepared condensed consolidating financial information as of December 31, 2010, 2009 and 2008 for the Parent company, the subsidiaries that are Guarantors of the Company’s obligations under the 13 1/4% Senior Notes on a combined basis and the Non-Guarantor Subsidiaries on a combined basis.

The indentures governing the 13 1/4% Senior Notes and the security documents executed in connection therewith provide that, in the event that Rule 3-16 of Regulation S-X under the rules promulgated under the Securities Act of 1933, or any successor regulation, requires the filing of separate financial statements of any of the Company’s subsidiaries with the SEC, the capital stock pledged as collateral securing the 13 1/4% Senior Notes, the portion or, if necessary, all of such capital stock necessary to eliminate such filing requirement, will automatically be deemed released and not have been part of the collateral securing the 13 1/4% Senior Notes.

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

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2010

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Current assets
Cash and equivalents	$—	$273	$28,594	$—	$28,867
Trade accounts receivable, net	—	59,370	105,818	(48,300)	116,888
Inventories	—	31,793	78,597	—	110,390
Other	41,618	6,661	74,637	(82,700)	40,216

Total current assets	41,618	98,097	287,646	(131,000)	296,361

Long-term assets
Property and equipment, net	4,293	2,770	9,267	—	16,330
Investments in subsidiaries	141,700	218,696	—	(360,396)	—
Goodwill	—	7,418	6,444	—	13,862
Other	14,904	55,880	14,846	(66,078)	19,552

Total assets	$202,515	$382,861	$318,203	$(557,474)	$346,105

Liabilities and shareholders’ equity
Current liabilities	$15,646	$157,157	$150,158	$(130,958)	$192,003
Long-term debt, net of current maturities	109,834	236	488	—	110,558
Other long-term liabilities	37,994	18,323	14,275	(66,089)	4,503

Total liabilities	163,474	175,716	164,921	(197,047)	307,064

Total shareholders’ equity	39,041	207,145	153,282	(360,427)	39,041

Total liabilities and shareholders’ equity	$202,515	$382,861	$318,203	$(557,474)	$346,105

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

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2010

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Revenue	$—	$492,133	$797,140	$(276,001)	$1,013,272
Cost of revenue	—	463,597	729,728	(275,796)	917,529

Gross profit	—	28,536	67,412	(205)	95,743
Operating expenses	9,042	18,009	52,587	—	79,638

Operating (loss) income	(9,042)	10,527	14,825	(205)	16,105
Other expense, net
Interest expense, net	20,009	2,286	(1,671)	—	20,624
Other, net	(20,251)	(20,984)	(688)	39,661	(2,262)

Total other (income) expense	(242)	(18,698)	(2,359)	39,661	18,362
(Loss) income before provision for income taxes	(8,800)	29,225	17,184	(39,866)	(2,257)
(Benefit) provision for income taxes	(5,150)	3,874	2,669	—	1,393

Net (loss) income	$(3,650)	$25,351	$14,515	$(39,866)	$(3,650)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Dollars in thousands)

For the Year Ended December 31, 2009

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Revenue	$—	$465,384	$682,437	$(230,653)	$917,168
Cost of revenue	—	437,750	618,490	(230,653)	825,587

Gross profit	—	27,634	63,947	—	91,581
Operating expenses	7,862	16,669	46,725	—	71,256

Operating (loss) income	(7,862)	10,965	17,222	—	20,325
Other expense, net
Interest expense, net	16,980	1,586	(1,585)	—	16,981
Other, net	(26,420)	(25,029)	(3,472)	48,228	(6,693)

Total other (income) expense	(9,440)	(23,443)	(5,057)	48,228	10,288
Income (loss) before provision for income taxes	1,578	34,408	22,279	(48,228)	10,037
(Benefit) provision for income taxes	(5,615)	4,848	3,611	—	2,844

Net income (loss)	$7,193	$29,560	$18,668	$(48,228)	$7,193

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Dollars in thousands)

For the Year Ended December 31, 2008

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Revenue	$—	$530,539	$794,364	$(253,352)	$1,071,551
Cost of revenue	—	501,457	722,850	(253,352)	970,955

Gross profit	—	29,082	71,514	—	100,596
Operating expenses	11,394	32,754	61,575	—	105,723

Operating (loss) income	(11,394)	(3,672)	9,939	—	(5,127)
Other expense, net
Interest expense, net	15,317	1,882	(709)	—	16,490
Other, net	14,513	20,237	21,267	(43,911)	12,106

Total other expense (income)	29,830	22,119	20,558	(43,911)	28,596
(Loss) income before provision for income taxes	(41,224)	(25,791)	(10,619)	43,911	(33,723)
(Benefit) provision for income taxes	(5,906)	3,287	4,214	—	1,595

Net (loss) income	$(35,318)	$(29,078)	$(14,833)	$43,911	$(35,318)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2010

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Cash flows from operating activities	$(13,358)	$5,465	$7,719	$—	$(174)

Cash flows from investing activities
Purchases of property and equipment, net	(1,760)	(104)	(2,320)	—	(4,184)
Other	12,481	(12,460)	4	—	25

Cash used in investing activities	10,721	(12,564)	(2,316)	—	(4,159)

Cash flows from financing activities
Payments under lines of credit, net	—	7,712	(1,185)		6,527
Borrowings under long-term debt	—	—	543	—	543
Payments of long-term debt	—	(381)	(229)	—	(610)

Cash flows from financing activities	—	7,331	(871)	—	6,460

Effects of exchange rate changes on cash	—	—	(494)	—	(494)

Net (decrease) increase in cash and cash equivalents	(2,637)	232	4,038	—	1,633
Cash and cash equivalents, beginning of period	2,637	41	24,556	—	27,234

Cash and cash equivalents, end of period	$—	$273	$28,594	$—	$28,867

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2009

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Cash flows from operating activities	$(24,292)	$15,118	$4,817	$—	$(4,357)

Cash flows from investing activities
Purchases of property and equipment, net	(1,251)	(240)	(1,040)	—	(2,531)
Other	—	—	114	—	114

Cash used in investing activities	(1,251)	(240)	(926)	—	(2,417)

Cash flows from financing activities
Payments under lines of credit, net	—	(14,477)	(1,835)		(16,312)
Borrowings under long-term debt	108,658	—	79	—	108,737
Payments of long-term debt	(84,445)	(386)	(291)	—	(85,122)
Proceeds from issuance of long-term debt	3,967	—	—	—	3,967

Cash flows from financing activities	28,180	(14,863)	(2,047)	—	11,270

Effects of exchange rate changes on cash	—	—	394	—	394

Net increase in cash and cash equivalents	2,637	15	2,238	—	4,890
Cash and cash equivalents, beginning of period	—	26	22,318	—	22,344

Cash and cash equivalents, end of period	$2,637	$41	$24,556	$—	$27,234

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2008

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Cash flows from operating activities	$9,464	$(1,857)	$(2,734)	$—	$4,873

Cash flows from investing activities
Purchases of property and equipment, net	(2,125)	(987)	(3,013)	—	(6,125)
Other	—	—	(521)	—	(521)

Cash used in investing activities	(2,125)	(987)	(3,534)	—	(6,646)

Cash flows from financing activities
Borrowings under lines of credit, net	—	3,125	1,550		4,675
Borrowings under long-term debt	—	—	36	—	36
Payments of long-term debt	(7,339)	(336)	(250)	—	(7,925)

Cash flows from financing activities	(7,339)	2,789	1,336	—	(3,214)

Effects of exchange rate changes on cash	—	—	(2,068)	—	(2,068)

Net decrease in cash and cash equivalents	—	(55)	(7,000)	—	(7,055)
Cash and cash equivalents, beginning of period	—	81	29,318	—	29,399

Cash and cash equivalents, end of period	$—	$26	$22,318	$—	$22,344

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 17. Quarterly Financial Data (Unaudited)

A summary of the quarterly financial information for the years ended December 31, 2010 and 2009 consisted of the following:

	For the Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenue	$243,645	$250,618	$248,289	$270,720
Gross profit	23,760	24,179	23,553	24,251
Operating income	5,791	5,633	2,722	1,959
Income (loss) before provision for income taxes	433	(451)	(392)	(1,847)
Net loss	$(113)	$(1,599)	$(198)	$(1,740)
Net loss per weighted average share of common stock, voting and Class B common stock, non-voting:
Basic	$(0.87)	$(12.36)	$(1.53)	$(13.45)
Diluted	$(0.87)	$(12.36)	$(1.53)	$(13.45)

	For the Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenue	$204,382	$225,568	$231,283	$255,935
Gross profit	20,596	21,194	23,333	26,458
Operating income	2,497	3,156	6,475	8,197
Income before provision for income taxes	883	2,789	2,763	3,602
Net income	$13	$2,898	$1,855	$2,427
Net income per weighted average share of common stock, voting and Class B common stock, non-voting:
Basic	$0.13	$28.36	$18.15	$23.30
Diluted	$0.13	$28.36	$18.15	$23.30

INTCOMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 18. Subsequent Events

Purchase Agreement with Brightpoint

On March 16, 2011, the Company and two of its subsidiaries, Intcomex Colombia LTDA and Intcomex Guatemala, signed an agreement to purchase certain assets consisting of certain Latin America operations and equity (the “Acquired Assets”) from two subsidiaries of Brightpoint, Inc. (“Brightpoint”), Brightpoint Latin America, Inc. (“Brightpoint Latin America”) and Brightpoint International Ltd. In addition to the assumption of certain liabilities associated with the Acquired Assets, under the terms of the agreement, the Company will receive $15,000 in cash and issue shares of its common stock to Brightpoint Latin America. Upon consummation of the transaction, which is subject to certain closing conditions, Brightpoint Latin America will own approximately 23% of the outstanding common stock of the Company and will be entitled to appoint one member to the Company’s Board of Directors.

Indemnity Agreement with Related Parties

Also on March 16, 2011, the Company entered into a letter agreement with the Anthony and Michael Shalom, (the “Shaloms”) and a CVC International subsidiary, CVCI Intcomex Investment LP (“CVCI Investment”), pursuant to which the Company agreed to return approximately $927 (the “Reimbursement Amount”) to the Shaloms. The return of the Reimbursement Amount is a result of an overpayment by the Shaloms of an indemnification payment owed to CVCI Investment and paid to the Company pursuant to an indemnity agreement letter between the Shaloms and CVCI Investment, dated as of June 29, 2007. The Reimbursement Amount is payable at the earlier of: (i) such time that such payment is not prohibited by any agreement by which the Company or any of its subsidiaries is bound; and, (ii) a change of control other than that as a result of an IPO.

Exchange Offer of 13 1/4% Senior Notes

On February 8, 2011, the Company commenced an exchange offer for all of its 13 1/4% Senior Notes not registered under the Securities Act of 1933, for an equal principal amount of the New 13 1/4% Senior Notes, which have been registered under the Securities Act of 1933. The New 13 1/4% Senior Notes are substantially identical to the 13 1/4% Senior Notes, except that the New 13 1/4% Senior Notes have been registered under the Securities Act of 1933 and will not bear any legend restricting their transfer. The exchange offer was scheduled to expire on March 9, 2011 and was extended until March 11, 2011. The Company accepted for exchange all of the $120,000 aggregate principal amount of the 13 1/4% Senior Notes, representing 100% of the principal amount of the outstanding initial 13 1/4% Senior Notes, which were validly tendered and not withdrawn.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in our independent accountants or disagreements with such accountants on accounting principles or practices or financial statement disclosures.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 for the end of the period covered by this Annual Report. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that these controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Management has assessed the Company’s internal control over financial reporting as of December 31, 2010. The assessment was based on criteria for effective internal control over financial reporting described in the Internal Control—Integrated Framework issued by the Sponsoring Organizations of the Treadway Commission, or COSO. Based on the assessment, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers as of March 1, 2011.

Name	Age	Position
Anthony Shalom	62	Chairman, Director
Michael Shalom	40	Chief Executive Officer and President, Director
Enrique Bascur	51	Director
Adolfo Henriques	56	Director
Thomas A. Madden	56	Director
Juan Pablo Pallordet	36	Director
Andres Small(1)	29	Director
Russell A. Olson	52	Chief Financial Officer, Treasurer and Secretary

(1)	Andres Small was a director of our company until his resignation effective March 2, 2011.

Our directors have qualifications, skills and experience that are consistent with our policy for selection of directors. All of our directors hold, or have held, senior executive positions or directorships in a variety of large organizations, many of which have significant international operations. In these positions, our directors have demonstrated their leadership, intellectual and analytical skills and gained deep experience necessary to provide effective advice and oversight to our company. Our directors have the experience in the context of the needs and composition of our Board of Directors as a whole and in the best interest of our company; the directors have the ability and willingness to devote the required time to serve on our Board of Directors.

The biographical information for our directors sets forth specific experience relevant to the director’s role in our Company.

Anthony Shalom was a founder of our company in 1988 and has been our Chairman since 2004. Mr. Shalom was the Chief Executive Officer from 2004 until his resignation as Chief Executive Officer on February 15, 2010. Although relinquishing his official duties as Chief Executive Officer, Mr. Shalom remains fully engaged in daily operational activities in his capacity as Chairman. Prior to the investment by CVC International in our company, Mr. Shalom was President of Intcomex Holdings, LLC (effectively our predecessor company), serving as Chief Executive Officer and President and director. Mr. Anthony Shalom is the father of Michael Shalom, our Chief Executive Officer and President.

Michael Shalom has been Chief Executive Officer of our company since February 15, 2010. Mr. Shalom was a founder of our company in 1988 and has been President and a director of our company since 2004. Mr. Shalom was President of Intcomex Holdings, LLC, serving in that capacity from 2002 to present. Mr. Shalom served as Chief Executive Officer of IFX Corporation, a Latin American telecommunications service provider, from 1999 to 2004 and as Chairman of IFX Corporation from 1999 to present. Mr. Shalom is the son of Anthony Shalom, our Chairman.

Enrique Bascur has been a director of our company since 2005. Mr. Bascur is currently a Managing Director at CVC International, where he has worked since 1999 specializing in investments in Latin America. Prior to 1999, Mr. Bascur managed the local equity investment unit as the Corporate Finance Head at Citigroup’s office in Santiago, Chile. Mr. Bascur serves on the boards of Sociedad Minera Sal de America S.A., a Chilean company; Dream S.A., a Chilean company in the entertainment and lodging business; Sundance Investment LLC and Block 67 LLC, a subsidiary of Sundance Investment LLC, an oil and gas company in Peru; Avantel S.A., a wireless telecommunications company in Colombia, and Citigroup International Finance Corporation, a wholly-owned subsidiary of Citigroup, Inc. Mr. Bascur holds a degree in Civil Engineering from Universidad Católica de Chile and an M.B.A. degree from the Wharton School of the University of Pennsylvania. Mr. Bascur has extensive management and corporate governance expertise gained through years of executive leadership positions with businesses throughout Latin America. Mr. Bascur has an educational background in financial and business management and holds an advanced degree from a highly acclaimed university. Mr. Bascur’s breadth of experience in various industries and countries allows him to provide valuable insights into the markets where we operate and different types of customers that we service. Mr. Bascur is an independent director within the meaning of the applicable laws, regulations and the listing standards of the Nasdaq Global Market, or Nasdaq.

Adolfo Henriques was elected a director of our company in February 2008. Mr. Henriques is currently Vice Chairman, President and Chief Operating Officer of Gibraltar Private Bank and Trust Co., a private banking and wealth management company based in Coral Gables, Florida. From 2008 through February 2011, Mr. Henriques was Vice Chairman of the Related Group, a builder of luxury condominiums and multi-family real estate developments. From 2005 until its sale in December 2007, Mr. Henriques was Chairman, President and Chief Executive Officer of Florida East Coast Industries, a commercial real estate firm and regional freight railroad company. Prior to 2005, Mr. Henriques held several senior positions in the banking industry, most recently serving as Chief Executive Officer of the South Region for Regions Bank from 1998 to 2005. Mr. Henriques is currently also a member of the board of directors of Heico Corporation, Medica HealthCare Plans, Inc. and its affiliate, Medica Health Plans of Florida, Inc. Mr. Henriques holds a B.A. in Business from St. Leo College and a Master’s Degree in Accounting from Florida International University. Mr. Henriques’ significant experience as an executive and manager of business throughout the South Florida region allows him to offer strategic insight into our operations in Florida. Mr. Henriques’ educational background in accounting and business management, as well as his years of business experience, provide him with the expertise necessary to effectively serve on our Audit Committee and our Board of Directors. Mr. Henriques satisfies the independence requirements of Nasdaq and qualifies as an outside director within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended, (“Section 162(m)” of the “Internal Revenue Code”) and non-employee director within the meaning of Rule 16b-3 of the rules promulgated under the Securities Exchange Act of 1934, as amended. Mr. Henriques satisfies the audit committee members independence requirements of Nasdaq, the Securities Exchange Act of 1934 and the Securities and Exchange Commission (“SEC”) rules and regulations. Mr. Henriques is an independent director within the meaning of the applicable laws, regulations and the listing standards of Nasdaq.

Thomas A. Madden has been a director of our company since December 2006. From 2001 until his retirement in 2005, Mr. Madden served as the Executive Vice President and Chief Financial Officer of Ingram Micro. From 1997 to 2001, Mr. Madden was the Senior Vice President and Chief Financial Officer of Arvinmeritor, Inc. Mr. Madden currently serves on the boards of Mindspeed Technologies, Inc., a company designing, developing and selling semiconductor networking solutions for communications applications; Freight Car America, Inc., manufacturer of railroad freight cars; and the City of Hope Cancer Institute. Mr. Madden holds a B.S. degree in Accounting from Indiana University of Pennsylvania and an M.B.A. degree from the University of Pittsburgh. Mr. Madden’s extensive professional experience, in particular his management and corporate governance expertise, make him qualified to serve on our Board of Directors. In addition, Mr. Madden has extensive experience in performing policy development and enforcement functions in executive positions in industry-related businesses, including having recently served as Chief Financial Officer of Ingram Micro, a member of our peer industry group. Mr. Madden has an educational background in accounting and holds an advanced degree in business management. Mr. Madden satisfies the independence requirements of Nasdaq and qualifies as an outside director within the meaning of Section 162(m) of the Internal Revenue Code and non-employee director within the meaning of Rule 16b-3 of the rules promulgated under the Securities Exchange Act of 1934. Mr. Madden is an independent director within the meaning of the applicable laws, regulations and the listing standards of the Nasdaq independence standards for our nominating and corporate governance committee. Mr. Madden satisfies the audit committee members independence requirements of the Nasdaq, the Securities Exchange Act of 1934, and the SEC rules and regulations. Our Board of Directors has determined that Mr. Madden qualifies as an “audit committee financial expert” under the SEC rules and regulations.

Juan Pablo Pallordet has been a director of our company since 2004. Mr. Pallordet is currently a Director of CVC International, where he has worked since 1999, specializing in private equity investments and divestments related to oil and gas, food and beverage, technology and media assets. Mr. Pallordet is currently a board member of Sundance Investment, LLC, an oil and gas company in Peru, and Avantel; S.A., a wireless telecommunications company in Colombia. Mr. Pallordet holds an advanced degree in Industrial Engineering from the Universidad de Buenos Aires. Mr. Pallordet has extensive professional experience, both in Latin America and in a related industry, and management and corporate governance expertise. Mr. Pallordet has an educational background in engineering, which contributes to the diversity of skills and education composition of our Board of Directors. Mr. Pallordet satisfies the independence requirements of the Nasdaq and qualifies as an outside director within the meaning of Section 162(m) of the Internal Revenue Code and non-employee directors within the meaning of Rule 16b-3 of the rules promulgated under the Securities Exchange Act of 1934. Mr. Pallordet satisfies the Nasdaq independence standards for our nominating and corporate governance committee. Mr. Pallordet is an independent director within the meaning of the applicable laws, regulations and the listing standards of Nasdaq.

Andres Small was a director of our company since July 2007 until his resignation on March 2, 2011. Mr. Small was a private equity transactor focusing on emerging markets at CVC International, where he has worked from January 2005 until his departure on March 3, 2011. Prior to joining CVC International, Mr. Small was as an investment banking analyst in J.P. Morgan Chase’s Latin American Mergers & Acquisitions Advisory Group, completing several transactions in the consumer, construction, financial, paper & packaging and telecommunications industries. Mr. Small is currently a board member of Permolex International, L.P., a company producing bio-fuel products, and Sindicatum Carbon Capital Holdings Limited, a London-based company developing green house gas abatement projects. Mr. Small holds a B.A. degree in Economics and International Relations with honors from Stanford University. Mr. Small has extensive professional experience, management and business advisory positions in businesses throughout Latin America and in sectors that comprise many of our customers. Mr. Small has an educational background in economics and international relations, which contributes to the diversity of skills and education composition of our Board of Directors. Mr. Small is an independent director within the meaning of the applicable laws, regulations and the listing standards of Nasdaq.

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

Code of Business Conduct and Ethics

The Company maintains a Code of Business Conduct and Ethics applicable to all directors, officers and employees, including executive officers. The Code of Business Conduct and Ethics is available without charge through the “Investor Relations, Governance Library” section of our website www.intcomex.com, by writing to the attention of: Investor Relations, c/o Intcomex, Inc., 3505 NW 107th Avenue, Miami, Florida 33178, or by emailing to ir@intcomex.com. Any waivers of the provisions of this Code of Ethics and Business Conduct for directors or executive officers may be granted only in exceptional circumstances by our Board of Directors, or an authorized committee thereof, and will be promptly disclosed to our shareholders.

Corporate Governance

Board of Directors

Board Size, Composition and Independence

Our amended and restated certificate of incorporation and by-laws provide that the size of our Board of Directors will be determined by a resolution of a majority of the Board of Directors. Directors are elected for a one-year term or until their successors are duly elected and qualified. Executive officers serve at the discretion of the Board of Directors. Our Board of Directors consists of six members as of March 2, 2011. In March 2011, Andres Small, our former board member, resigned as a member of the Board of Directors. Mr. Small’s resignation did not result from a disagreement with us, or any matter with respect to our operations, policies, practices or public disclosures.

We currently are party to a shareholders’ agreement pursuant to which, prior to an IPO and so long as Messrs. Anthony Shalom and Michael Shalom control securities in the aggregate representing not less than 22% of our voting power, five of our directors are to be nominated by CVC International, two of our directors are to be nominated by Messrs. Anthony Shalom and Michael Shalom and two of our directors are to be independent. Each of CVC International and collectively, Messrs. Anthony and Michael Shalom, or the Shaloms, is entitled to remove the independent directors at any time and replace them with other individuals who would be independent directors pursuant to the terms of the shareholder agreement.

Board Leadership Structure and Oversight

Our board leadership is designed with separate Chief Executive Officer and Chairman of the Board of Directors. Mr. Michael Shalom is our Chief Executive Officer and President, and is responsible for our day-to-day leadership. Mr. Anthony Shalom is our Chairman and provides guidance to the Chief Executive Officer. We separate the roles of Chief Executive Officer and Chairman of the Board of Directors in recognition of the differences between the two roles, and our Board of Directors believes this provides an efficient and effective leadership model for the Company. The Chief Executive Officer is responsible for setting our strategic direction and the our day-to-day leadership and performance, while the Chairman of the Board of Directors provides guidance to the Chief Executive Officer and sets the agenda for meetings and presides over meetings of the Board of Directors. This structure reflects the continuing strong leadership, energy and passion brought to the Board of Directors by our founder, Mr. Anthony Shalom, and the day-to-day management direction of the Company under his son, Mr. Michael Shalom, as Chief Executive Officer and President. The Board of Directors as a whole has responsibility for risk oversight, with reviews of certain risks and exposures being delegated to the relevant committees of the Board of Directors that report on their deliberations to the Board of Directors. The oversight responsibility of the Board of Directors and its committees is supported by management reporting processes that are designed to provide visibility to the Board about the identification, assessment and management of critical risks and mitigation or management initiatives. These areas of focus include competitive, economic, operational, financial, legal, regulatory, compliance, and safety, and reputational risks. In addition to regular management presentations that highlight risks and exposures, where relevant and material, the Board of Directors and its committees have regular executive sessions with management personnel responsible for certain areas of risk and with third parties.

Committees of the Board

Our standing board committees consist of an audit committee, a nominating and corporate governance committee and a compensation committee.

Audit Committee. Our audit committee consists of Messrs. Madden (Chairperson), Henriques, Pallordet and Michael Shalom. Messrs. Madden and Henriques satisfy the audit committee members’ independence requirements of Nasdaq, the Securities Exchange Act of 1934, and the SEC rules and regulations. Our Board of Directors has determined that Mr. Madden qualifies as an “audit committee financial expert” under the SEC rules and regulations. The rules of Nasdaq, or the Nasdaq Rules and Rule 10A-3 of the rules promulgated under the Securities Exchange Act of 1934 require that the audit committee of a listed company be comprised solely of independent directors. Mr. Pallordet is not an “independent” audit committee member under the Nasdaq independence standards for audit committee members and Rule 10A-3 of the rules promulgated under the Securities Exchange Act of 1934 because of his affiliation with CVC International, our principal shareholder. Mr. Michael Shalom is not an “independent” audit committee member under the Nasdaq independence standards for audit committee members because he is the President of the Company.

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

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee consists of Messrs. Pallordet and Madden who satisfy the Nasdaq independence standards. The nominating and corporate governance committee will identify qualified individuals to become members of the Board of Directors, determine the composition of the Board of Directors and its committees and develop and recommend to the Board of Directors sound corporate governance policies and procedures. The design and operation of the director nomination program reflects the Company’s principles to recruit and retain talented board members with qualifications that support development and implementation of the Company’s strategy and the ability to act in the best interest of the Company’s shareholders.

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

Compensation Committee. The compensation committee consists of Messrs. Henriques (Chairperson), Madden, Pallordet and Anthony Shalom. Messrs. Henriques, Madden and Pallordet satisfy the independence requirements of the Nasdaq and qualify as the outside directors within the meaning of Section 162(m) of the Internal Revenue Code and non-employee directors within the meaning of Rule 16b-3 of the rules promulgated under the Securities Exchange Act of 1934. Mr. Anthony Shalom is not an “independent” compensation committee member under the Nasdaq independence standards for compensation committee members because he is the Chairman of the Company.

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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis, or CD&A focuses on our Named Executive Officers, or NEOs. The NEOs are Messrs. Anthony Shalom, Chairman; Michael Shalom, Chief Executive Officer and President; and Russell A. Olson, Chief Financial Officer, Secretary and Treasurer of the Company.

Role of Compensation Committee

The compensation committee is responsible for the review and approval of all aspects of our compensation program and makes all decisions regarding the compensation of our NEOs, other executive officers, if any, collectively referred to herein as the Executive Officers, and members of the Board of Directors including the following specific responsibilities:

•

review, modify and administer all compensation plans and programs to the Executive Officers and ensure such plans are aligned with our compensation strategies and policies and our performance goals and objectives;

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

Compensation Philosophy and Objectives

The design and operation of the executive compensation program and decisions reflects our foundations of principles to recruit and retain talented leadership and implement measurable and achievable individual and Company performance targets as award vehicles in our compensation plan. Our compensation philosophy is relatively simple, reflecting the size, status as a privately-held company not traded on a public stock exchange.

Executive Compensation

The design and operation of the executive compensation program and decisions reflects our foundations of principles to recruit and retain talented leadership and implement measurable and achievable individual and Company performance targets as award vehicles in our compensation plan. The executive compensation program is intended to award a combination of quantitative and qualitative measures. The quantitative measures are based upon a weighted metrics of net income, operating income and cash conversion cycle days. The qualitative measures are based upon a series of goals to ensure business continuity and secure the future performance of the Company.

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

Variable Compensation. The principle elements of our incentive compensation program are linked to performance metrics related to the executive’s job scope. Variable compensation includes annual bonus and long-term incentive awards. These metrics are tied to our growth, profitability and performance objectives as determined by our Board of Directors during the annual budgeting process. For a detailed discussion of our incentive compensation plans, see “—Annual Bonus” and “—Long-Term Incentive Awards.”

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

Annual Bonus. We provide the opportunity for our NEOS to earn a market competitive annual cash incentive award to recognize appropriate level of measurable and achievable individual and Company performance targets as award vehicles in our compensation plan. The compensation committee reviews the NEOs’ annual bonuses each year and determines whether changes to the annual bonus program are required based on changes in our Company’s performance and other factors relevant to the Company.

In 2010, we offered an annual bonus to each of our NEOs based upon the achievement of certain financial (net income, operating income and cash conversion cycle) and non-financial (operational excellence initiatives) goals established by the compensation committee. For the annual bonus of each of our NEOs, see “—Summary NEO Compensation Table.”

Long-Term Incentive Awards. We offer market competitive long-term incentive awards to certain of our NEOs to motivate executives to make decisions to focus on the long-term growth of our Company, thus increasing shareholder value, to attract and retain an appropriate caliber of talent for the position and to recognize that similar long-term equity incentives are provided at companies with whom we compete for talent. The compensation committee reviews the long-term incentive awards for the NEOs annually and determines whether changes to the long-term incentive awards are required based on changes in our competitive market, individual performance, experience in the position, and other relevant factors. In 2011, we offered long-term incentive awards to our NEOs. For a discussion of Mr. Olson’s long-term incentive awards, see “—Employment Agreements; Potential Payments Upon Termination or Change of Control.”

The Board of Directors or any of its committees, as directed by the Board of Directors, administers the 2007 Founders’ Grant Stock Option Plan, which we refer to as the 2007 Founders’ Option Plan, for the NEOs. The 2007 Founders’ Option Plan provides for the grant of nonqualified and incentive stock options to Executive Officers, management employees and directors, as designated by the plan administrator.

Under the 2007 Founders’ Option Plan, stock options will be granted at fair market value on the date of grant and have a 10-year exercise period and a vesting period as determined by the plan administrator pursuant to the stock option award agreement. Upon a termination of service with us, a plan participant’s options to the extent vested remain exercisable for a period ending on the earlier of three months from termination of service (or 12 months from termination of service, in the case of death or disability) or as specified in the stock option award agreement. Any portion of the option that is unvested as of termination of service will be forfeited. The 2007 Founders’ Option Plan provides for acceleration of vesting on a change of control. “Change of control” means the occurrence of any of the following events: (i) any “person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) becomes the “beneficial owner” (as defined in Rule 13d-3 of the rules promulgated under of the Securities Exchange Act of 1934), directly or indirectly, of securities of the company representing more than 50.0% of the total voting power represented by the company’s then outstanding voting securities; (ii) the consummation of the sale or disposition by the company of all or substantially all of the company’s assets; or (iii) the consummation of a merger or consolidation of the company with any other corporation, other than a merger or consolidation which would result in the voting securities of the company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or its parent) at least 50.0% of the total voting power represented by the voting securities of the company or such surviving entity or its parent outstanding immediately after such merger or consolidation. The Board of Directors may, at any time, amend, alter, suspend or terminate the 2007 Founders’ Option Plan, except as such amendment, suspension or termination of the 2007 Founders’ Option Plan would impair the rights of any participant under the 2007 Founders’ Option Plan, unless otherwise agreed to by the plan participant.

A maximum of 1,700 shares of Class B common stock, non-voting may be issued under the 2007 Founders’ Option Plan, and subject to certain capital adjustment provisions, a maximum of 250 shares of common stock, subject to options, may be granted to management employees and independent, non-employee directors in a single calendar year. As of December 31, 2010, 1,540 stock options were issued, of which 1,280 were outstanding and 160 may be issued under the 2007 Founders’ Option Plan. As of December 31, 2010, 1,540 stock options were issued, of which 1,280 were outstanding and 160 may be issued under the 2007 Founders’ Option Plan. Upon exercise of the outstanding stock options granted under the 2007 Founders’ Option Plan, an aggregate of 1,280 shares of Class B common stock, non-voting are issuable with a weighted average exercise price of $1,077 per share.

Deferred Compensation Plan. As of December 31, 2010, we did not make any contributions to the employee’s 401(k) savings plan. During the first half of 2009, we contributed 4.0% in cash of each participating employee’s total salary, up to IRS contribution limits, to the respective employee’s 401(k) savings plan. In July 2009, we discontinued the contributions to ensure compliance with non-discriminating plan thresholds. For the deferred compensation of each of our NEOs, see “—Summary NEO Compensation Table.”

Perquisites. We do not provide any executives or employees with perquisites or a perquisite allowance.

Other Benefits. Insurance benefits for executives employ the same formulae as are applicable to all our employees.

The Decision Making Process

The compensation committee met six times during 2010 to evaluate our company’s and our NEOs’ performance in determining the NEOs’ annual company performance based and individual performance based bonuses. In making the annual bonus decisions for 2010, the compensation committee evaluated the NEOs’ overall contribution to our company’s financial and operational performance, the pre-established bonus criteria and levels to be awarded to our NEOs, our company’s overall strategic performance priorities, the competitive market conditions in which we operate, our prior years’ cash bonuses and. The compensation committee also evaluated the NEOs’ individual performance goals and objectives to make the preliminary and final compensation decisions related to our NEOs’ annual company performance based and individual performance based bonus.

Annual Company Performance Based Bonus - The compensation committee considered the key pre-established criteria in making and finalizing its year-end compensation performance based bonus decisions affecting our NEOs, including net income, operating income and cash conversion cycle. The level at which we fund our NEOs’ bonuses correlates to the degree in which the targets have been met, not met, or exceeded.

For the year ended December 31, 2010, the compensation committee added a minimum operating income metrics which the Company is required to meet in order for our NEOs to qualify for any portion of the company performance based bonus. The Company failed to achieve the net income, operating income or cash conversion cycle performance objectives; therefore, our NEOs were not awarded an Annual Company Performance Bonus for 2010.

Annual Individual Performance Bonus - The compensation committee considered additional performance factors related to the NEO’s progress related to the Company’s core strategic performance priorities. As part of the compensation decision process, the compensation committee judges each NEO on the overall performance priorities, without a set weight assigned to each of the factors, but an overall weighting for the group of priorities. The compensation committee reviews and balances these factors in the aggregate in determining individual NEO bonuses, or the Annual Individual Performance Bonus. The Annual Individual Performance Bonus is based upon a combination of quantitative and qualitative measures. The quantitative measures account for 75% of the bonus and are based upon the achievement of a weighted metrics of net income, operating income and cash conversion. The qualitative measures account for 25% of the bonus and are based upon the achievement of goals for continuity and goals to secure the future of the Company. The compensation committee considers the following performance priorities and key strategic initiatives: (i) continued infrastructure development and implementation of our core ERP system in In-country Operations; (ii) development of a comprehensive five year strategic planning process company-wide; (iii) identification of business growth opportunities to grow and build the business; and, (iv) achievement of effectiveness of our disclosure controls and procedures and internal controls over financial reporting in compliance with the Sarbanes-Oxley Act of 2002. The specific targets for the performance priorities are not disclosed because we believe disclosure of this information would cause us competitive harm. These targets are based on our business plan for the current fiscal year, and are intended to be challenging, yet achievable. Based upon our historical experience, management has been expected to achieve between 85% to 100% of the targets. For the year ended December 31, 2010, the compensation committee awarded an Annual Individual Performance Bonuses for 2010, which is detailed in our Summary NEO Compensation Table.

Compensation of Our NEOs

The compensation committee established short-term annual bonus incentive award for each NEO. For the year ended December 31, 2010, the short-term annual bonus incentive target is 115% for the Chief Executive Officer, 100% for the President and 85% for the Chief Financial Officer, of their respective 2010 base salaries. The NEO is eligible to earn an actual short-term annual bonus based on the Company’s achievement of certain financial metrics and the individual NEO’s achievement of their Annual Individual Performance Bonus. The NEO qualifies to earn up to 75% of the actual short-term annual bonus based upon the achievement of financial metrics including our average cash conversion cycle of each quarter and our year-end and EBITDA based on consolidated U.S. GAAP financial statements. The NEO qualifies to earn up to the remaining 25% of the actual short-term annual bonus based upon the successful achievement of their Annual Individual Performance Bonus including the development of a comprehensive five year strategic planning process company-wide, the identification of business growth opportunities, and the effectiveness of our disclosure controls and procedures and internal controls over financial reporting in compliance with the Sarbanes-Oxley Act of 2002.

Pay Equity. On March 30, 2011, the compensation committee approved the compensation package including a base salary component and a short-term incentive award component for Messrs. Anthony Shalom and Michael Shalom and the compensation package including a base salary component, an annual bonus component and a long-term incentive award component for Mr. Olson. Mr. Olson’s annual bonus component is appropriate for his scope of responsibilities as our Chief Financial Officer, Secretary and Treasurer and is used by the compensation committee to balance the compensation for Mr. Olson’s respective position among his peer NEOs. For a further discussion on the security ownership of certain beneficial owners, see Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report.

Benchmarking

In 2007, the compensation committee engaged Compensia to advise us on the rank of our executive compensation package relative to our peer industry group. We performed a formal, detailed analysis of the compensation plans relative to our peer groups in determining the target compensation provided to the NEOs and examined the performance metrics including operating income and operating margin, pre-tax profit, return on working capital and return on invested capital and earnings per share. We reviewed the compensation paid relative to our peer industry group including: Agilysys, Arrow Electronics, Avnet, Bell Microproducts, Black Box, GTSI, Ingram Micro, Pomeroy IT Solutions, Richardson Electronics, ScanSource, SYNNEX and Tech Data. The compensation committee has not been formally advised on the benchmarking of our executive compensations package relative to our peer industry group since the detailed analysis was performed in 2007.

Role of Executive Officers in Compensation Decisions

Until his resignation as Chief Executive Officer and acceptance of the role as Chairman of our Board of Directors on February 15, 2010, our former Chief Executive Officer was a member of the compensation committee, attended and participated in the compensation committee meetings. As Chairman, he continues his role as a member of the compensation committee and recommends any changes to be made to the NEOs’ compensation packages, criteria and levels to the compensation committee; the compensation committee considers and approves the changes. The compensation committee sets the compensation of the Executive Officers and consults with the Chairman with respect to the compensation of the President and Chief Executive Officer and the Chief Financial Officer.

Equity Grant Practices and Equity Ownership Guidelines

The compensation committee authorizes the issuance of equity grants to employees, directors and Executive Officers. The compensation committee reviews, modifies and administers all equity compensation plans, programs and ownership guidelines to ensure such plans are aligned with our compensation strategies and policies and our performance goals and objectives. We do not require Executive Officers to hold shares in the Company.

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

Tax Deductibility Considerations

We believe that all compensation paid to our NEOs for 2010 is accounted for as expense in the period to which it relates in accordance with U.S. GAAP and is deductible for U.S. federal income tax purposes. In no case during 2010 was any proposed form of compensation materially revised to take into account the impact of tax or accounting treatment. The impact of the deductibility limits of Section 162(m) of the Internal Revenue Code, did not materially impact our compensation decisions for 2010, because those provisions of the Internal Revenue Code did not apply to us in 2010, and our compensation levels for 2010 did not approach the $1.0 million per named executive officer level at which compensation deductions may be denied under those provisions.

Compensation Committee Interlocks and Insider Participation

On January 25, 2007, we formed our compensation committee, consisting of Messrs. Henriques (Chairperson), Madden, Pallordet and Anthony Shalom. Messrs. Henriques, Madden and Pallordet satisfy the independence requirements of the Nasdaq and qualify as the outside directors within the meaning of Section 162(m), and non-employee directors within the meaning of Rule 16b-3 of the rules promulgated under the Exchange Act. Mr. Anthony Shalom is not an “independent” compensation committee member under the Nasdaq independence standards for compensation committee members because he is our Chairman. None of our executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more of its executive officers serving as member of our Board of Directors or compensation committee.

Compensation Committee Report

Our compensation committee has reviewed and discussed this CD&A with our management. Based upon this review and discussion, the compensation committee recommended to the Board of Directors that the CD&A be included in this prospectus.

Compensation Committee

Adolfo Henriques (Chairperson)

Thomas A. Madden

Juan Pablo Pallordet

Anthony Shalom

Summary NEO Compensation

The summary compensation table reflects information regarding the components of total compensation for our most highly compensated executive officers for the years ended December 31, 2010, 2009 and 2008.

Summary NEO Compensation Table

Name and Principal Position	Year	Salary		Bonus(3)		Grant Date Fair Value of Stock Awards		Grant Date Fair Value of Option Awards(4)		Non-Equity Incentive Plan Compensation(3)		Change in Pension Value and Nonqualified Deferred Compensation Earnings		All Other Compensation(5)		Total
Anthony Shalom,	2010		$296,356		$66,831		$—		$—		$—		$—		$—		$363,187
Chief Executive Officer(1)	2009		$342,250		$—		$—		$—		$191,981		$—		$7,400		$541,631
	2008		$377,788		$—		$—		$—		$—		$—		$6,900		$384,688
Michael Shalom,	2010		$329,442		$75,480		$—		$—		$—		$—		$—		$404,922
President and Chief Executive Officer(2)	2009 2008	$ $	342,250 349,231	$ $	— —	$ $	— —	$ $	— —	$ $	166,940 —	$ $	— —	$ $	7,400 6,900	$ $	516,590 356,131
Russell A. Olson,	2010		$261,692		$63,000		$—		$—		$—		$—		$—		$324,692
Chief Financial Officer, Treasurer and Secretary	2009		$280,000		$—		$—		$—		$107,383		$—		$5,600		$392,983
	2008		$274,548		$—		$—		$—		$—		$—		$6,900		$281,448

(1)	Anthony Shalom has been Chairman of the Company since 2004 and was the Chief Executive Officer until his resignation as Chief Executive Officer on February 15, 2010.
(2)	Michael Shalom has been President of the Company since 2004 and became Chief Executive Officer effective February 15, 2010.
(3)	Represents amounts earned during the fiscal years covered related to NEOs’ achievements versus established goals.
(4)	In February 2007, the Board of Directors authorized a one-time issuance of options to acquire an aggregate of 1,540 shares of Class B common stock, non-voting under the 2007 Founders’ Option Plan to certain of the Company’s management employees and independent, non-employee directors. The shares vest ratably over a three year vesting period of one-third per year and expire 10 years from the date of grant.
(5)	Represents amounts contributed by the Company to the employee’s 401(k) account.

Outstanding Equity Awards at Fiscal Year End 2010

	OPTION AWARDS						Number of Shares of Stock that have not Vested	STOCK	AWARDS
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price		Option Expiration Date		Market Value of Shares of Stock that have not Vested	Equity Incentive Plan Awards Number of Unearned Shares that have not Vested	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares that have not Vested
Anthony Shalom,	—	—	—	$—		—	—	$—	—	—
Chief Executive Officer(1)
Michael Shalom,	—	—	—	$—		—	—	$—	—	—
President(2)
Russell A. Olson,	133	—	67	$1,077	(3)	Feb 27, 2017	—	$—	—	—
Chief Financial Officer, Treasurer and Secretary

(1)	Anthony Shalom has been Chairman of the Company since 2004 and was the Chief Executive Officer until his resignation as Chief Executive Officer on February 15, 2010.
(2)	Michael Shalom has been President of the Company since 2004 and became Chief Executive Officer effective February 15, 2010.
(3)	In February 2007, the Board of Directors authorized a one-time issuance of options to acquire an aggregate of 1,540 shares of Class B common stock, non-voting under the 2007 Founders’ Option Plan to certain of the Company’s management employees and independent, non-employee directors. The shares vest ratably over a three year vesting period of one-third per year and expire 10 years from the date of grant.

Employment Agreements; Potential Payments Upon Termination or Change of Control

The following describes certain of our obligations on various termination situations for our NEO, Mr. Olson. We have no other obligation with respect to any termination or change in control payments to any of the NEOs nor do we maintain other employment agreements with any of the NEOs. The compensation committee approves compensation packages for Anthony and Michael Shalom on an annual basis in accordance to the procedures described in “—Decision Making Process”, and “—Compensation of Our Named Officers.”

We have an employment agreement with Mr. Olson, our Treasurer, Chief Financial Officer and Secretary, which expired on December 31, 2010, and automatically renewed for subsequent one year terms until Mr. Olson’s employment with the Company terminates. As set forth in the employment agreement, Mr. Olson’s annual base salary is $280,000, plus an annual performance bonus of up to 50% of his base salary, which is $140,000 for 2010, based on the achievement of specified performance targets, including achieving certain levels of EBITDA, gross revenues, working capital management and project specific performance. Mr. Olson also participates in the Long Term Incentive Plan, or the LTIP, with a 2010 target of 40% of his base salary, or $112,000, to be paid out in restricted shares with a four-year vesting schedule. Payouts under the LTIP will be indexed using the same performance score used in the Short Term Incentive Plan. Mr. Olson is also eligible to receive employee benefits comparable to the benefits provided to our other employees.

In the event Mr. Olson’s employment is terminated by us for “Cause” or by Mr. Olson not for “Good Reason” following a “Change in Control,” (as each term is defined in the employment agreement), Mr. Olson would only be entitled to: (i) base salary due through the termination date; (ii) unpaid bonus compensation from the previous calendar year, if applicable; (iii) additional salary for accrued and unused vacation; (iv) compensation for unreimbursed business expenses; (v) all compensation due under the terms of our employee benefit plans; and, (vi) all of Mr. Olson’s vested restricted shares through the termination date.

In the event Mr. Olson’s employment is terminated by us without “Cause” or by Mr. Olson for “Good Reason” following a “Change in Control,” Mr. Olson would be entitled to, subject to his execution of a general release and waiver, the amounts and benefits described in the preceding paragraph and an additional lump sum severance payment equal to the sum of: (i) 12 months of salary; (ii) a pro-rata bonus payment for the calendar year of Mr. Olson’s termination based on the average bonus payout from the previous two calendar years; and, (iii) accelerated vesting of all restricted stock granted to Mr. Olson under the LTIP for prior years.

Generally, Mr. Olson’s employment agreement defines “Cause” to mean: (i) the executive’s serious, willful misconduct in the performance of his duties; (ii) failure to carry out directions from the President, CEO or Board of Directors; (iii) any act or omission by the executive intended to enrich him, or any other party, in derogation of his duties to us; (iv) the executive’s commission of a crime of moral turpitude, fraud or misrepresentation; (v) the executive’s material breach of his employment agreement; or (vi) any willful or purposeful act or omission by the executive having the effect of injuring our business.

Generally, Mr. Olson’s employment agreement defines “Good Reason” to mean: (i) a material adverse change in the duties or title of the executive which are unacceptable to him; or (ii) our material breach of the employment agreement.

Generally, Mr. Olson’s employment agreement defines “Change in Control” to mean the occurrence of one or more of the following events: (i) a sale of substantially all of our assets; (ii) our shareholders approve a merger or consolidation of Intcomex, Inc. with any entity, other than a merger or consolidation which would result in the our voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent of the combined voting power of the voting securities of Intcomex, Inc. or such surviving entity outstanding immediately after such merger or consolidation; (iii) a change in ownership of Intcomex, Inc. through a series of transactions, such that any person or entity becomes the Beneficial Owner (as defined under Rule 13-d-3 of the Exchange Act), directly or indirectly, of securities of the Intcomex, Inc. representing fifty percent or more of securities of the combined voting power of Intcomex, Inc.’s then outstanding securities; provided that, for such purposes: (i) any acquisition by Intcomex, Inc. in exchange for its securities shall be disregarded, and (ii) any acquisition of securities by Intcomex Inc.’s affiliates in transactions regardless of the amount of securities acquired will not constitute a change in ownership or a Change in Control. In no event will either the sale of Intcomex Inc. stock as a result of an initial public offering, or any changes of legal entity names or location, constitute a Change of Control.

Mr. Olson’s employment agreement contains confidentiality provisions and provides for customary restrictive covenants, including non-competition and non-solicitation provisions for a period of 24 months following termination of employment for Cause and 12 months following termination without Cause or for Good Reason following a Change in Control.

401(k) Plan

Our employees participate in a 401(k) plan to provide them with retirement benefits and with a means to save for their retirement. The 401(k) plan is intended to be a tax-qualified plan under Section 401(a) of the Internal Revenue Code.

Director Compensation

Directors who are independent, non-employee members of the Board of Directors are eligible to receive director compensation under a basic board membership compensation plan. We reimburse directors for reasonable travel expenses incurred in attending our board, committee and shareholder meetings.

In 2007, the compensation committee engaged Compensia to advise us on our role-based differentiation of compensation levels to capture and compare the non-employee director compensation package relative to our peer industry group. We reviewed the compensation paid by its peer industry group and performed a formal, detailed analysis of the non-employee director roles and compensation plans relative to our peer groups in determining the target compensation provided to the non-employee directors. Members of the peer industry group examined for comparison with us included: Agilysys, Arrow Electronics, Avnet, Bell Microproducts, Black Box, GTSI, Ingram Micro, Pomeroy IT Solutions, Richardson Electronics, ScanSource, SYNNEX, and Tech Data. The compensation committee has not been formally advised on the benchmarking of our director compensations package relative to our peer industry group since the detailed analysis was performed in 2007.

Eligible board members will receive an annual retainer consisting of a grant of 41 each of restricted shares of common stock, non-voting, with a three year cliff vesting period and a cash payment of $40,000 made ratably over four quarters, or the Director Annual Retainer. The cash payment is for attendance of up to five board meetings per year, and an additional $1,000 for attendance in person and $500 for attendance by telephone for each meeting in excess of five board meetings. The audit committee chair will receive an annual cash retainer of $12,000 and all other committee chairs will receive an annual cash retainer of $10,000. Eligible board members will also receive $1,000 for attendance in person and $500 for attendance by telephone for board committee meetings. The lead independent director will receive an annual cash retainer of $12,000. In lieu of the Director Annual Retainer, a new board member will receive an equity grant of 73 restricted shares of common stock, non-voting, with a three year vesting period of one-third per year.

During the years ended December 31, 2010, 2009 and 2008, there were 128, 192 and 155, respectively, restricted shares of Class B common stock, non-voting, granted to certain independent, non-employee directors, respectively.

In June 2010, our Board of Directors authorized and our shareholders approved the issuance of 64 restricted shares of Class B common stock, non-voting, with a three-year cliff vesting period to each of our directors Messrs. Henriques and Madden, as annual equity consideration for their board membership (collectively the 2010 Restricted Stock Issuance).

In September 2009, our Board of Directors approved, subject to shareholder approval, the designation of an additional 1,000 shares of Class B common stock, non-voting, to be reserved for the grant of restricted stock to our Board of Directors.

In May 2009, our Board of Directors authorized and our shareholders approved the issuance of 96 restricted shares of Class B common stock, non-voting, with a three year cliff vesting period to each of our directors Messrs. Henriques and Madden, as their annual equity consideration for board membership (collectively, the 2009 Restricted Stock Issuance).

In January 2009, in accordance with the terms of her resignation agreement with us, Ms. Miltner surrendered her right to: (1) the 41 restricted shares of common stock, non-voting, with a three-year cliff vesting period, that were authorized by our Board of Directors in February 2008 and approved by our shareholders in June 2008; and, (2) the 32 restricted shares of common stock, non-voting, with a three year vesting period of one-third per year on the annual anniversary date, that were authorized, upon completion of an IPO and at the IPO price, by our Board of Directors in November 2007.

In February 2008 our Board of Directors authorized, and in June 2008 our shareholders approved, the issuance of 73 restricted shares of common stock, non-voting, with a three year cliff vesting period, to our director Mr. Henriques, as the initial equity consideration for his election to the Board of Directors and 41 each of restricted shares of common stock, non-voting, with a three year cliff vesting period to our director Mr. Madden and our former director Ms. Miltner, as their annual equity consideration for board membership. In January 2009, Ms. Miltner surrendered her right to the restricted shares of common stock, in accordance with the terms of her resignation agreement with us.

In November 2007, our Board of Directors authorized the issuance of 32 restricted shares of common stock, non-voting, upon completion of an IPO and, at the IPO price, to each of our director Mr. Madden and our former director Ms. Miltner. The restricted shares have a three-year vesting period of one-third per year on the annual anniversary date. In January 2009, Ms. Miltner surrendered her right to the restricted shares of common stock, in accordance with the terms of her resignation agreement with us.

Directors who are also employees of the Company or affiliated with CVC International do not receive any compensation under the board membership compensation plan. Messrs. Anthony Shalom, Michael Shalom and directors of the board affiliated with CVC International do not receive director compensation. The summary director compensation table describes the total compensation paid to our independent, non-employee directors for the year ended December 31, 2010.

Independent, Non-Employee Directors

Adolfo Henriques

Thomas A. Madden

Director Compensation Table For Fiscal Year 2010

Name and Principal Position	Year	Fees Earned or Paid in Cash	Grant Date Fair Value of Stock Awards		All Other Compensation	Total
Adolfo Henriques, Director Compensation Committee Chairperson, Audit Committee Member	2010	$51,500	$50,000	(1)	$—	$101,500
Thomas A. Madden, Director Audit Committee Chairperson, Nominating & Corporate Governance Committee Member, Compensation Committee Member	2010	$53,000	$50,000	(1)	$—	$103,000

(1)	In June 2010, the Company granted 64 restricted shares of Class B common stock, non-voting, with a three-year cliff vesting period to each of our directors Messrs. Henriques and Madden, as their annual equity consideration for board membership.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to (i) all persons known by us to be the beneficial owners of more than 5% of our common stock; (ii) all NEOs; (iii) all directors; and (iv) all directors and Executive Officers as a group as of March 30, 2011.

Beneficial Owner(1)	Number of Shares	Percentage of Total Shares
CVCI Intcomex Investment LP(2)(3)	66,519	51.5%
399 Park Avenue, 14th Floor, New York, NY 10022
Anthony Shalom(4)(5)	24,830	19.2%
Michael Shalom(4)(6)	10,746	8.3%
Enrique Bascur(2)(3)	—	—
Adolfo Henriques	—	—
Thomas A. Madden	—	—
Juan Pablo Pallordet(2)	—	—
Andres Small(2)(7)	—	—
Russell A. Olson	—	—
All directors and executive officers as a group (8 persons)	35,576	27.5%

(1)	The address of each beneficial owner is c/o Intcomex, Inc., 3505 NW 107th Avenue, Miami, Florida 33178, unless otherwise indicated.
(2)	CVCI Intcomex Investment LP is controlled by Citigroup Inc, a publicly-traded company that has securities listed on the New York Stock Exchange. Each of Messrs. Bascur, Pallordet and Small was nominated as a director of our Company by CVC International pursuant to the terms of the shareholders agreement. Includes 13,974 Class B common stock, non-voting, held by CVCI Intcomex Investment LP.
(3)	Mr. Bascur is a member of the CVC International divestment committee that must approve any sale of CVCI Intcomex Investment LP’s shares in our Company.
(4)	Each of Messrs. Anthony Shalom and Michael Shalom were nominated as a director of our Company by themselves pursuant to the terms of the shareholders agreement.
(5)	Held by Shalom Holdings 3 LLLP. Mr. Anthony Shalom has sole voting control and investment discretion over the shares held by Shalom Holdings 3 LLLP.
(6)	Held by Shalom Holdings 1 LLLP. Mr. Michael Shalom has sole voting control and investment discretion over the shares held by Shalom Holdings 1 LLLP.
(7)	Mr. Small was a director of our Company until his resignation effective March 2, 2011.

On March 16, 2011, we and two of our subsidiaries, Intcomex Colombia LTDA and Intcomex de Guatemala, S.A. signed an agreement to purchase certain assets consisting of certain Latin America operations and equity, or the Acquired Assets, from two subsidiaries of Brightpoint, Inc., or Brightpoint, Brightpoint Latin America, Inc., or Brightpoint Latin America and Brightpoint International Ltd. In addition to the assumption of certain liabilities associated with the Acquired Assets, under the terms of the agreement, we will receive $15.0 million in cash and issue shares of our common stock to Brightpoint Latin America. Upon consummation of the transaction, which is subject to certain closing conditions, Brightpoint Latin America will own approximately 23% of our outstanding common stock and will be entitled to appoint one member to our Board of Directors.

Equity Compensation Plan Information

Stock Options

There were no stock options granted during the years ended December 31, 2010 and 2009.

Our equity compensation plans as of December 31, 2010, are as follows:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	1,280	$1,077	(1)	160
Equity compensation plans not approved by security holders	—	—		—
Total	1,280	$1,077		160

(1)	The exercise strike price was determined at the issuance of the stock options.

A maximum of 1,700 shares of Class B common stock, non-voting may be issued under the 2007 Founders’ Option Plan, and subject to certain capital adjustment provisions, a maximum of 250 shares of common stock, subject to options, may be granted to management employees and independent, non-employee directors in a single calendar year. As of December 31, 2010, 1,540 stock options were issued, of which 1,280 were outstanding and 160 were issuable under the 2007 Founders’ Option Plan. As of December 31, 2009, 1,540 stock options were issued, of which 1,540 were outstanding and 160 may be issued under the 2007 Founders’ Option Plan. Upon exercise of the outstanding stock options granted under the 2007 Founders’ Option Plan, an aggregate of 1,280 shares of Class B common stock, non-voting are issuable with a weighted average exercise price of $1,077 per share.

Restricted Shares of Common Stock

As of December 31, 2010 and 2009, we did not offer equity compensation plans not approved by security holders under which our equity securities are authorized for issuance.

In September 2009, our Board of Directors approved, subject to shareholder approval, the designation of an additional 1,000 shares of Class B common stock, non-voting, to be reserved for the grant of restricted stock to our Board of Directors. Pursuant to the closing of the 13  1/4% Senior Notes sold in a private placement transaction on December 22, 2009, certain of our existing shareholders and their affiliates contributed $20.0 million of new capital in exchange for 27,175 newly-issued shares of our Class B common stock, non-voting, through a subscription agreement. The fair value of the Class B common stock, non-voting was determined as of the date the 13  1/4% Senior Notes closed.

In May 2009, our Board of Directors authorized and our shareholders approved the issuance of 96 restricted shares of Class B common stock, non-voting, with a three year cliff vesting period to each of our directors Messrs. Henriques and Madden, as their annual equity consideration for board membership.

In February 2008, our Board of Directors authorized, and in June 2008, our shareholders approved, the issuance of 73 restricted shares of Class B common stock, non-voting, with a three year cliff vesting period to our director Mr. Henriques, as the initial equity consideration for his election to the Board of Directors and 41 restricted shares of Class B common stock, non-voting, with a three year cliff vesting period to each of our director Mr. Madden and our former director Ms. Miltner, as their annual equity consideration for board membership. In January 2009, Ms. Miltner surrendered her right to the restricted shares of Class B common stock, non-voting in accordance with the terms of her resignation agreement with us.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with IFX Corporation

IFX Corporation, or IFX, is a Latin American telecommunications service provider that provides internet access services to our Miami Operations and our in-country operations in Argentina, Chile, Colombia, Guatemala, Mexico, Panama and Uruguay. IFX is privately held by Michael Shalom and a family member. As President of our Company and Chairman of IFX, Michael Shalom is both a shareholder and officer of the Company and IFX. The Company sells IT products to and purchases internet access from IFX. During the years ended December 31, 2010, 2009 and 2008, the Company paid approximately $0.6 million, $0.5 million and $0.6 million, respectively, to IFX for their services. During the years ended December 31, 2010, 2009 and 2008, the Company sold approximately $4,000, $3,700 and $29,000, respectively, of IT products to IFX. The Company did not have an outstanding receivable balance from IFX as of December 31, 2010 and 2009. The trade receivables of IFX are guaranteed by Techno-Mundial, S.A., a former shareholder of our Company. We believe that all transactions with IFX have been made on terms that are not less favorable to us than those available in a comparable arm’s length transaction and in the ordinary course of business.

Indemnity Agreement with Related Parties

On March 16, 2011, the Company entered into a letter agreement with the Anthony and Michael Shalom, or the Shaloms, and a CVC International subsidiary, CVCI Intcomex Investment LP, or CVCI Investment, pursuant to which the Company agreed to return approximately $927, or the Reimbursement Amount, to the Shaloms. The return of the Reimbursement Amount is a result of an overpayment by the Shaloms of an indemnification payment owed to CVCI Investment and paid to the Company pursuant to an indemnity agreement letter between the Shaloms and CVCI Investment, dated as of June 29, 2007. The Reimbursement Amount is payable at the earlier of: (i) such time that such payment is not prohibited by any agreement by which the Company or any of its subsidiaries is bound; and, (ii) a change of control other than that as a result of an IPO.

Pursuant to the terms of the stock purchase agreement dated as of August 27, 2004, under which CVC International acquired its controlling interest in our Company, Anthony Shalom and Michael Shalom, or the Shaloms, and certain other individuals, or the Pledging Noteholders (all of whom are affiliated with, but not including the Shaloms) who sold shares to CVC International in connection with the its acquisition of control of the Company in 2004, entered into an indemnity agreement dated as of June 29, 2007, or the Indemnity Agreement. The Shaloms indemnified CVC International for losses sustained or incurred by CVC International arising out of or relating to breaches of representations or warranties and covenants, such as those related to tax matters.

Subscription Agreement with Related Parties

On December 22, 2009, the Company issued an additional 27,175 Class B Common Stock, non-voting to certain existing shareholders who became party to both a subscription agreement governing the issuance of shares as well as the fourth amended and restated shareholders agreement. In exchange for the shares, the Company received an aggregate of $15.1 million in 11  3/4% Senior Notes, $0.9 million in accrued interest and tender premium and $4.0 million in cash. Each subscriber was an “accredited investor,” as defined by Regulation D of the Securities Act of 1933. The offering and sale of the shares were exempt from registration under the Securities Act, applicable U.S. state securities laws and the laws of any non-U.S. jurisdictions by virtue of Section 4(2) of the Securities Act, exemptions under applicable U.S. state securities laws and exemptions under the laws of any non-U.S. jurisdictions, as defined by Rule 501(a) of Regulation D of the Securities Act of 1933.

The subscribers included Shalom Holdings 1, LLLP and Shalom Holdings 3, LLLP, which are controlled by Messrs. Michael and Anthony Shalom, respectively. Each of these companies contributed $1.3 million in 11  3/4% Senior Notes in exchange for 1,794 Class B common stock, non-voting. In addition, CVCI Intcomex Bond Purchase LP, which is controlled by CVC International, subsequently transferred its holdings to another CVC International subsidiary, CVCI Intcomex Investment LP. CVCI Intcomex Investment LP contributed $7.0 million in 11  3/4% Senior Notes and $3.2 million in cash in exchange for 13,974 Class B common stock, non-voting.

Consulting Agreement with Related Parties

In November 2008, the Company entered into a 14-month consulting agreement in the amount of $0.5 million with two of the Company’s shareholders, who were former managers of our operation in Mexico, to provide advice and operating guidance to the new management of the Company’s Mexican operations. The expense was included in the Company’s restructuring plan provision as of December 31, 2008. For the years ended December 31, 2009 and 2008, the amounts paid to the related parties to the agreements were $0.4 million and $0.1 million, respectively. For the year ended December 31, 2010, the Company did not pay any amounts to related parties.

Mexican Facility Agreement

Harry Luchtan, our former general manager of Intcomex Mexico, is a co-owner of warehouse and office space located in Mexico City, Mexico, which we lease for approximately $23,000 per month. The lease expires on June 30, 2011, and we have an option to purchase the facility for $3.0 million through December 31, 2011. We believe that the terms of the lease and option to purchase the facility are not less favorable to us than those available in a comparable arm’s length transaction and in the ordinary course of business.

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

Item 14. Principal Accounting Fees and Services.

BDO USA, LLP (“BDO”) serves as the Company’s independent registered public accounting firm. The following table presents fees paid for audit of our annual consolidated financial statements and all other professional services rendered by BDO for the years ended December 31, 2010 and 2009.

	For the Years Ended December 31,
	2010	2009
	(Dollars in thousands)
Audit fees (1)	$841	$818
Tax fees (2)	8	4
All other fees (3)	262	239

Total	$1,111	$1,061

(1)	Audit fees relate to the audit of the Company’s consolidated financial statements and the financial statements of our subsidiaries, quarterly reviews of our interim consolidated financial statements and the financial statements of our subsidiaries.
(2)	Tax fees relate to tax compliance and consulting including the review of tax returns and tax planning services of our subsidiaries.
(3)	All other fees relate to review of offering memorandum pursuant to the Securities Act of 1933 Rule 144A, Private Resales of Securities to Institutions and review of the proposed IPO transaction.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) 1. Financial Statements.

See Part II—Item 8. Financial Statements and Supplemental Data, “Index to Consolidated Financial Statements” of this Annual Report.

(a) 2. Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable, are not present in amounts sufficient to require submission of the schedules or the required information is presented in the Consolidated Financial Statements or related notes as shown under Part II—,. “Financial Statements and Supplemental Data” of this Annual Report.

(a) 3. List of Exhibits.

Exhibit No.	Document

2.1	Stock Purchase Agreement among Court Square Capital, Ltd., the sellers named therein and Intcomex, Inc., dated August 27, 2004. Incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-4 (File No. 333-134090) filed with the SEC on November 7, 2006 (our “2006 S-4 Registration Statement”).

3.1	Second Amended and Restated Certificate of Incorporation of Intcomex, Inc. Incorporated by reference to Exhibit 3.1 to our 2006 S-4 Registration Statement.

3.2	Amendment Number 1 to the Second Amended and Restated Certificate of Incorporation of Intcomex, Inc., dated December 14, 2009, filed with our Annual Report on Form 10-K filed with the SEC on February 22, 2010 (our “2009 Annual Report”).

3.3	Amended and Restated By-laws of Intcomex, Inc. Incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2007.

4.1	Indenture, dated as of December 22, 2009, between Intcomex, Inc., Software Brokers of America, Inc., Intcomex Holdings, LLC, Intcomex Holdings SPC-I, LLC, FORZA Power Technologies LLC, KLIP Xtreme LLC, NEXXT Solutions LLC, and the Bank of New York Mellon, as trustee. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on December 23, 2009.

4.2	Pledge Agreement among Intcomex, Inc., Intcomex Holdings, LLC and Intcomex Holdings SPC-I, LLC, as pledgors, in favor of The Bank of New York, as trustee, dated as of August 25, 2005. Incorporated by reference to Exhibit 4.4 to our 2006 S-4 Registration Statement.

4.3	Security Agreement by Software Brokers of America, Inc. and The Bank of New York, as trustee, dated as of August 25, 2005. Incorporated by reference to Exhibit 4.5 to our 2006 S-4 Registration Statement.

4.4	Lien Subordination Agreement among Comerica Bank, The Bank of New York and Software Brokers of America, Inc., dated as of August 25, 2005. Incorporated by reference to Exhibit 4.6 to our 2006 S-4 Registration Statement.

4.5	Stock Pledge Agreement between Intcomex Holdings, SPC-I, LLC, as pledgor, in favor of the Bank of New York, as trustee, dated as of August 25, 2005. Incorporated by reference to Exhibit 4.7 to our 2006 S-4 Registration Statement.

4.6	Share Charge between Intcomex Holdings, LLC, The Bank of New York and IXLA Holdings Ltd., dated as of August 25, 2005. Incorporated by reference to Exhibit 4.8 to our 2006 S-4 Registration Statement.

4.7	Treasury Management Services Controlled Collateral Account Service Agreement among Comerica Bank, Software Brokers of America, Inc. and The Bank of New York, dated August 25, 2005. Incorporated by reference to Exhibit 4.9 to our 2006 S-4 Registration Statement.

4.8	Pledge Agreement among Intcomex, Inc., Intcomex Holdings, LLC and Intcomex Holdings SPC-I, LLC, as pledgors, in favor of The Bank of New York Mellon, as trustee, dated as of December 22, 2009. Incorporated by reference to Exhibit 4.10 of our 2009 Annual Report.

4.9	Limited Guaranty among Intcomex, Inc., Software Brokers of America, and Comerica Bank, dated as of December 22, 2009. Incorporated by reference to Exhibit 4.11 of our 2009 Annual Report.

4.10	Subsidiary Guaranty among FORZA Power Technologies LLC, KLIP Xtreme LLC, NEXXT Solutions LLC, Software Brokers of America, and Comerica Bank, dated as of December 22, 2009. Incorporated by reference to Exhibit 4.12 of our 2009 Annual Report.

4.11	Security Agreement by Software Brokers of America, Inc., the guarantors named therein, and The Bank of New York Mellon, as trustee, dated as of December 22, 2009. Incorporated by reference to Exhibit 4.13 of our 2009 Annual Report.

4.12	Lien Subordination Agreement among Comerica Bank, Software Brokers of America, Inc., FORZA Power Technologies LLC, KLIP Xtreme LLC, NEXXT Solutions LLC, and The Bank of New York Mellon, as trustee, dated as of December 22, 2009. Incorporated by reference to Exhibit 4.14 of our 2009 Annual Report.

4.13	Stock Pledge Agreement between Intcomex Holdings, SPC-I, LLC, as pledgor, in favor of The Bank of New York Mellon, as trustee, dated as of December 22, 2009. Incorporated by reference to Exhibit 4.15 of our 2009 Annual Report.

4.14	Share Charge between Intcomex Holdings, LLC, The Bank of New York Mellon and IXLA Holdings Ltd., dated as of December 22, 2009. Incorporated by reference to Exhibit 4.16 of our 2009 Annual Report.

4.15	Treasury Management Services Controlled Collateral Account Service Agreement among Comerica Bank, Software Brokers of America, Inc. and The Bank of New York, as trustee dated December 22, 2009. Incorporated by reference to Exhibit 4.17 of our 2009 Annual Report.

4.16	Trademark Security Agreement Software Brokers of America, Inc. and The Bank of New York Mellon, as trustee dated as of December 22, 2009. Incorporated by reference to Exhibit 4.18 of our 2009 Annual Report.

4.17	Registration Rights Agreement, dated December 22, 2009, between Intcomex, Inc., the guarantors named therein, and Banc of America Securities LLC and Citigroup Global Markets, Inc. Incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed with the SEC on December 23, 2009.

10.1	Revolving Credit Agreement between Software Brokers of America, Inc., the guarantors named therein, and Comerica Bank, dated as of December 22, 2009. Incorporated by reference to Exhibit 10.1 of our 2009 Annual Report.

10.2	Amendment No. 1 to Revolving Credit Agreement, dated as of May 21, 2010, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on June 9, 2010.

10.3	Amendment No. 2 to Revolving Credit Agreement, dated as of June 4, 2010, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on June 9, 2010.

10.4	Credit Agreement between Software Brokers of America, Inc. and Comerica Bank, dated as of August 25, 2005. Incorporated by reference to Exhibit to 10.1 to our 2006 S-4 Registration Statement.

10.5	Amendment No. 1 to Credit Agreement, Amendment to Intcomex Subordination Agreement and Waiver Re Intcomex Subordinated Indebtedness, dated as of November 2, 2006, by and among Software Brokers of America, Inc., Comerica Bank and Intcomex, Inc. Incorporated by reference to Exhibit 10.7 of our 2006 S-4 Registration Statement.

10.6	Amendment No. 2 to Credit Agreement, dated as of May 15, 2007, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 18, 2007.

10.7	Amendment No. 3 to Credit Agreement, dated as of August 17, 2007, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on August 23, 2007.

10.8	Amendment No. 4 to Credit Agreement, dated as of March 28, 2008, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K filed with the SEC on March 31, 2008.

10.9	Amendment No. 5 to Credit Agreement, dated as of May 14, 2008, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the SEC on May 14, 2008.

10.10	Amendment No. 6 to Credit Agreement, dated as of November 13, 2008, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.

10.11	Amendment No. 7 to Credit Agreement, dated as of March 20, 2009, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K filed with the SEC on March 30, 2009.

10.12	Fourth Amended and Restated Shareholders Agreement among the CVC Shareholders named therein, the Shalom shareholders named therein, the Centel shareholders named therein, the additional shareholders named therein, and Intcomex, Inc., dated as of December 22, 2009. Incorporated by reference to Exhibit 10.10 of our 2009 Annual Report.

#10.13	Employment Agreement of Russell A. Olson, dated March 9, 2005. Incorporated by reference to Exhibit 10.4 of our 2006 S-4 Registration Statement.

10.14	Lease Agreement between Lit Industrial Limited Partnership, as landlord, and Software Brokers of America, Inc., as tenant, dated May 12, 2006. Incorporated by reference to Exhibit 10.6 of our 2006 S-4 Registration Statement.

#10.15	Founders Stock Option Grant Agreement, dated February 27, 2007. Incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K filed with the SEC on March 30, 2007.

10.16	Indemnity Agreement between Co-Investment LLC VII (Intcomex), Anthony Shalom and Michael Shalom, as Main Sellers, dated as of June 29, 2007. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed with the SEC on August 17, 2007.

#10.17	Restricted Stock Grant Agreement, dated as of November 14, 2007, between Intcomex, Inc. and Thomas A. Madden. Incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K filed with the SEC on March 31, 2008.

#10.18	Restricted Stock Grant Agreement, dated as of November 14, 2007, between Intcomex, Inc. and Carol Miltner. Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K filed with the SEC on March 31, 2008.

#10.19	Restricted Stock Grant Agreement, dated as of June 30, 2008, between Intcomex, Inc. and Thomas A. Madden. Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008.

#10.20	Restricted Stock Grant Agreement, dated as of June 30, 2008, between Intcomex, Inc. and Carol Miltner. Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008.

#10.21	Restricted Stock Grant Agreement, dated as of June 30, 2008, between Intcomex, Inc. and Adolfo Henriques. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008.

10.22	Resignation Letter of Carol Miltner, dated as of January 20, 2009. Incorporated by reference to Exhibit 14 to the Current Report on Form 8-K filed with the SEC on January 21, 2009.

#10.23	Form of Intcomex, Inc. Restricted Stock Grant Agreement. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on July 29, 2009.

10.24	Form of 13 1/4% Second Priority Senior Secured Note due 2014. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on December 23, 2009.

10.25	Registration Rights Agreement, dated as of December 22, 2009, among Intcomex, Inc., Software Brokers of America, Inc., Intcomex Holdings, LLC, Intcomex Holdings SPC-I, LLC, FORZA Power Technologies LLC, KLIP Xtreme LLC, NEXXT Solutions LLC, Banc of America Securities LLC and Citigroup Global Markets Inc. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on December 23, 2009.

*10.26	Purchase Agreement by and among Intcomex, Inc., Intcomex Colombia LTDA., Intcomex de Guatemala, S.A., Brighpoint, Inc., Brightpoint Latin America, Inc. and Brightpoint International Ltd. dated March 16, 2011. Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 16, 2011.

*10.27	Indemnity Agreement Letter between CVC International and Intcomex, Inc. dated March 16, 2011. Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 16, 2011.

*10.28	Amendment No. 3 to Revolving Credit Agreement, dated as of March 28, 2011, by and among Software Brokers of America, Inc. and Comerica Bank.

12.1	Calculation of Ratio of Earnings to Fixed Charges.*

21.1	Subsidiaries of Intcomex, Inc.*

31.1	Certification by Principal Executive Officer required by Section 302(b) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Principal Financial Officer required by Section 302(b) of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
#	Indicates a management contract or a compensatory plan or arrangement.

(b) Financial Statement Schedule.

Schedule II: Valuation and Qualifying Accounts

Allowance for Doubtful Trade Accounts Receivable

	Balance at Beginning of Year	Charged to Expenses	Write- Offs, Net of Recoveries	Balance at End of Year
For the Years Ended December 31:
2010	$4,428	$1,765	$(1,603)	$4,590
2009	5,202	4,214	(4,988)	4,428
2008	4,651	4,544	(3,993)	5,202

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTCOMEX, INC.

By:	/s/ Michael Shalom
Michael Shalom Chief Executive Officer and President

March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Anthony Shalom Anthony Shalom	Chairman of the Board of Directors	March 31, 2011

/s/ Michael Shalom	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2011
Michael Shalom

/s/ Russell A. Olson Russell A. Olson	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 31, 2011

/s/ Enrique Bascur	Director	March 31, 2011
Enrique Bascur

/s/ Adolfo Henriques	Director	March 31, 2011
Adolfo Henriques

/s/ Thomas A. Madden	Director	March 31, 2011
Thomas A. Madden

/s/ Juan Pablo Pallordet	Director	March 31, 2011
Juan Pablo Pallordet