Form 10-Q
period 2011-03-31
Intcomex, Inc.
filed 2011-05-13
CIK 1359425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 13, 2011, the registrant had 168,126 shares of common stock, voting, $0.01 par value, and no shares of Class B common stock, non-voting, $0.01 par value, outstanding. There is no public trading market for the common stock.

INTCOMEX, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$24,558	$28,867
Restricted cash	—	371
Trade accounts receivable (net of allowance for doubtful accounts of $4,534 and $4,590 at March 31, 2011 and December 31, 2010, respectively)	115,644	116,888
Inventories	118,187	110,390
Prepaid expenses, notes receivable and other	42,454	39,558
Due from related parties	327	287

Total current assets	301,170	296,361
Property and equipment, net	16,314	16,330
Goodwill	13,982	13,862
Identifiable intangible assets	1,368	1,396
Notes receivable and other	18,069	18,156

Total assets	$350,903	$346,105

Liabilities and Shareholders’ Equity
Liabilities
Current liabilities
Lines of credit	$23,264	$21,256
Current maturities of long-term debt	5,699	5,693
Accounts payable	146,703	147,129
Accrued expenses and other	21,860	17,874
Due to related parties	49	51

Total current liabilities	197,575	192,003
Long-term debt, net of current maturities	110,683	110,558
Other long-term liabilities	4,448	4,503

Total liabilities	312,706	307,064

Commitments and contingencies

Shareholders’ equity
Common stock, voting $0.01 par value, 140,000 shares authorized, 100,000 issued and outstanding	1	1
Class B common stock, non-voting $0.01 par value, 60,000 shares authorized, 29,357 issued and outstanding	—	—
Additional paid in capital	41,566	41,539
Retained earnings	185	1,503
Accumulated other comprehensive loss	(3,555)	(4,002)

Total shareholders’ equity	38,197	39,041

Total liabilities and shareholders’ equity	$350,903	$346,105

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue	$250,751	$243,645

Cost of revenue	225,413	219,885

Gross profit	25,338	23,760

Operating expenses
Selling, general and administrative	19,686	16,895
Depreciation and amortization	1,122	1,074

Total operating expenses	20,808	17,969
Operating income	4,530	5,791

Other expense (income)
Interest expense	5,018	4,889
Interest income	(240)	(92)
Foreign exchange loss	104	469
Other expense, net	9	92

Total other expense	4,891	5,358
(Loss) income before provision for income taxes	(361)	433

Provision for income taxes	957	546

Net loss	$(1,318)	$(113)

Net loss per weighted average share of common stock, voting and Class B common stock, non-voting:
Basic	$(10.19)	$(0.87)

Diluted	$(10.19)	$(0.87)

Weighted average number of common shares, voting and Class B common stock, non-voting, used in per share calculation:
Basic	129,357	129,357

Diluted	129,357	129,357

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,318)	$(113)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	27	64
Depreciation expense	1,031	956
Amortization expense	681	726
Bad debt expense	83	184
Inventory obsolescence expense	60	187
Deferred income tax expense	240	163
Gain on disposal of property and equipment and other	(25)	(9)

Change in operating assets and liabilities:
Decrease (increase) in:
Trade accounts receivables	1,161	(4,155)
Inventories	(7,857)	(28,774)
Prepaid expenses, notes receivable and other	(3,240)	(115)
Due from related parties	(40)	42
(Decrease) increase in:
Accounts payable	(426)	27,268
Accrued expenses and other	4,105	5,463
Due to related parties	(2)	—

Net cash (used in) provided by operating activities	(5,520)	1,887

Cash flows from investing activities:
Purchases of property and equipment	(992)	(919)
Proceeds from notes receivable	35	—
Proceeds from disposition of assets	37	58

Net cash used in investing activities	(920)	(861)

Cash flows from financing activities:
Borrowings under lines of credit, net	2,008	2,324
Payments of long-term debt	(142)	(141)

Net cash provided by financing activities	1,866	2,183
Effect of foreign currency exchange rate changes on cash and cash equivalents	265	753

Net (decrease) increase in cash and cash equivalents	(4,309)	3,962
Cash and cash equivalents, beginning of period	$28,867	$27,234

Cash and cash equivalents, end of period	$24,558	$31,196

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 1. Organization and Basis of Presentation

Nature of Operations

Intcomex, Inc. (“Intcomex”) is a United States (“U.S.”) based pure play value-added international distributor of computer information technology (“IT”) products focused solely on serving Latin America and the Caribbean (the “Region”). Intcomex distributes computer equipment, components, peripherals, software, computer systems, accessories, networking products and digital consumer electronics. Intcomex offers single source purchasing to its customers by providing an in-stock selection of products from vendors, including many of the world’s leading IT product manufacturers. The Company operates a sales and distribution center in the U.S. (the “Miami Operations”) and 25 sales and distribution centers in Latin America and the Caribbean with in-country operations in 12 countries – Argentina, Chile, Colombia, Costa Rica, Ecuador, El Salvador Guatemala, Jamaica, Mexico, Panama, Peru and Uruguay, collectively, (the “In-country Operations”).

Organization

The accompanying unaudited condensed consolidated financial statements include the accounts of Intcomex (the “Parent”) and its subsidiaries (collectively referred to herein as the “Company”) including the accounts of Intcomex Holdings, LLC (“Holdings”) (parent company of Software Brokers of America, Inc. (“SBA”), a Florida corporation), IXLA Holdings, Ltd. (“IXLA”), IFC International, LLC, a Delaware limited liability company (“IFC”), Intcomex International Holdings Cooperatief U.A., a Netherlands cooperative (“Coop”). IXLA is the Cayman Islands limited time duration holding company of 14 separate subsidiaries located in Central America, South America and the Caribbean. IFC and Coop are the parent companies of Intcomex Holdings SPC-1, LLC (“Intcomex SPC-1 Mexico”) (parent company of Centel, S.A. de C.V. (“Intcomex Mexico”), a dually formed company in the U.S. and Mexico).

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include certain information and disclosures normally required for comprehensive annual consolidated financial statements. Therefore, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2011 (“Annual Report”). The results of operations for the three months ended March 31, 2011, may not be indicative of the results of operations that can be expected for the full year.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of March 31, 2011, and its results of operations for the three months ended March 31, 2011 and 2010 and its statements of cash flows for the three months ended March 31, 2011 and 2010. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements reflect the Company as the reporting entity for all periods presented.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Basis of Presentation

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

The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable, notes receivable and other, accounts payable, accrued expenses and other approximate fair value because of the short-term nature of these items. The carrying amounts of outstanding short-term debt approximate fair value because interest rates over the term of these financial instruments approximate current market interest rates available to the Company. The current market price of outstanding long-term debt approximates fair value because the Company’s $120,000 aggregate principal amount 13 1/4% Second Priority Senior Secured Notes due December 15, 2014 (the “New 13 1/4% Senior Notes”) are currently tradable under the Securities Act of 1933 Rule 144A, Private Resales of Securities to Institutions. As of March 31, 2011, the New 13 1/4% Senior Notes were tradable at 105.5 of the principal amount.

The Company is exposed to fluctuations in foreign exchange rates. The Company reduces its exposure to the fluctuations by periodically using derivative financial instruments and entering into derivative transactions with large multinational banks to manage this primary risk, foreign currency price risk. The Company’s derivative instruments may be comprised of the following types of instruments:

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

Foreign currency collars—Derivative instruments that contain a fixed floor price (put option) and fixed ceiling price (call option). If the market price exceeds the call option strike price or falls below the put option strike price, the Company receives the fixed price or pays the counterparty bank the market price. If the market price is between the call and put option strike prices, neither the Company nor the counterparty bank are required to make a payment.

The amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices approximates the fair value of derivative financial instruments. The Company’s foreign currency forward contracts are measured on a recurring basis based on foreign currency spot rates quoted by financial institutions (Level 2) and are marked-to-market each period with gains and losses on these contracts recorded in foreign exchange (gain) loss in the Company’s unaudited, condensed consolidated statements of operations in the period in which the value changes with the offsetting amount for unsettled positions included in other current assets or liabilities in the unaudited condensed, consolidated balance sheets. The location and amounts of the fair value in the consolidated balance sheets and (gain) loss in the statements of operations related to the Company’s derivative instruments are described in “Note 8. Fair Value of Derivative Instruments” in these Notes to Condensed Consolidated Financial Statements (Unaudited).

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

There were no changes to our valuation methodology for assets and liabilities measured at fair value during the three months ended March 31, 2011 and 2010. The Company did not have any foreign currency collars or contracts outstanding as of March 31, 2011 and December 31, 2010.

Computation of Net Loss per Share

The Company reports both basic and diluted net loss per share. Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily reflect the potential dilution that could occur if stock options and other commitments to issue common stock were exercised using the treasury stock method.

FASB ASC 260, Earnings per Share, requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted net loss per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid in capital when the award becomes deductible are assumed to be used to repurchase shares.

As of March 31, 2011, the Company had two classes of common stock: voting and Class B, non-voting (collectively herein referred to as the “Common Stock”). The two classes of common stock had substantially identical rights with respect to any dividends or distributions of cash or property declared on shares of common stock and rank equally as to the right to receive proceeds on liquidation or dissolution of the Company after the payment of the Company’s indebtedness. The Company uses the two-class method for calculating net loss per share. Basic and diluted net loss per share of Common Stock are the same. The conversion of the Class B, non-voting common stock into shares of voting common stock is described in “Note 14. Subsequent Events” in these Notes to Condensed Consolidated Financial Statements (Unaudited).

The following table sets forth the computation of basic and diluted net loss per weighted average share of Common Stock for the periods presented:

	For the Three Months Ended March 31,
	2011	2010
Numerator for basic and diluted net loss per share of Common Stock:
Net loss	$(1,318)	$(113)

Denominator:
Denominator for basic net loss per share of Common Stock – weighted average shares	129,357	129,357

Effect of dilutive securities:
Stock options and unvested restricted stock(1)	—	—

Denominator for diluted net loss per common share, voting and Class B common share, non-voting - adjusted weighted average shares	129,357	129,357

Net loss per share of Common Stock:
Basic	$(10.19)	$(0.87)

Diluted	$(10.19)	$(0.87)

(1)

The stock options were antidilutive as of March 31, 2011 and 2010, as the Company had a net loss for the three months ended March 31, 2011 and 2010. The shares of restricted common stock, non-voting were antidilutive during the three months ended March 31, 2011 and 2010.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 2. Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 to our audited consolidated financial statements included in the Company’s Annual Report. These accounting policies have not significantly changed.

Note 3. Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	March 31, 2011	December 31, 2010
Property and equipment, net
Land	$760	$760
Building and leasehold improvements	9,407	9,333
Office furniture, vehicles and equipment	11,886	11,749
Warehouse equipment	2,503	2,506
Software	10,515	9,788

Total property and equipment	35,071	34,136
Less accumulated depreciation	(18,757)	(17,806)

Total property and equipment, net	$16,314	$16,330

Note 4. Goodwill and Identifiable Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The changes in the carrying amount of goodwill relate to the accumulated foreign currency translation effect of the Mexican Peso and consisted of the following for the periods presented:

	Miami Operations	In-Country Operations	Total
As of March 31, 2011
Goodwill	$11,531	21,228	32,759
Accumulated impairment losses	(11,531)	(7,246)	(18,777)

Total goodwill	$—	$13,982	$13,982

As of December 31, 2010
Goodwill	$11,531	21,108	32,639
Accumulated impairment losses	(11,531)	(7,246)	(18,777)

Total goodwill	$—	$13,862	$13,862

For the three months ended March 31, 2011, the change in goodwill represents a net translation adjustment of $120 related to our operations in Mexico. There were no goodwill impairment charges recorded for the three months ended March 31, 2011 and 2010.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Identifiable Intangible Assets, Net

Identifiable intangible assets, net consisted of the assets of Intcomex Mexico including the following:

As of March 31, 2011	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships	$3,630	$(2,116)	$(146)	$1,368	10.0

Total identifiable intangible assets, net	$3,630	$(2,116)	$(146)	$1,368

As of December 31, 2010	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships	$3,630	$(2,025)	$(209)	$1,396	10.0

Total identifiable intangible assets, net	$3,630	$(2,025)	$(209)	$1,396

For the three months ended March 31, 2011 and 2010, the Company recorded amortization expense related to the intangible assets of $91 and $118, respectively. There was no impairment charge for identifiable intangible assets for the three months ended March 31, 2011 and 2010.

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

The outstanding balance of lines of credits consisted of the following:

	As of
	March 31, 2011	December 31, 2010
Lines of credit
SBA Miami	$20,451	$16,877

Others	2,813	4,379

Total lines of credit	$23,264	$21,256

The change in the outstanding balance was primarily attributable to SBA’s increased borrowing under its senior secured revolving credit facility. As of March 31, 2011 and December 31, 2010, the total remaining credit amount available was $16,686 and $23,789, respectively.

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

On May 21, 2010, SBA and Comerica Bank executed an amendment to the Senior Secured Revolving Credit Facility, amending the definition of consolidated net income to exclude, in the event of an initial public offering (“IPO”), not more than $12,000 of interest charges arising from the accelerated amortization of the original issue discount, capitalized debt expense and premiums associated with a redemption of the Company’s $120,000 aggregate principal amount of its Original 13 1/4% Second Priority Senior Secured Notes due December 15, 2014 not registered under the Securities Act of 1933, with an interest rate of 13.25% per year, payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2010 (the “Original 13 1/4% Senior Notes”) in connection with an IPO.

On June 4, 2010, SBA and Comerica Bank executed a second amendment to the Senior Secured Revolving Credit Facility, increasing the revolving credit commitment by $10,000, the maximum optional increase permitted in accordance with the terms of the facility, from its original aggregate size of $20,000 to $30,000. Under the amendment, interest is due monthly at the daily adjusting LIBOR rate, at no time less than 2.0% per annum (unless in the event of an IPO, in which case 1.0% per annum), plus an applicable margin of 3.0% per annum, unless in the event of an IPO and provided that no default occurs, when interest will accrue at a rate equal to the daily adjusting LIBOR rate plus an applicable margin of 2.75% per annum. In addition, the second amendment amended the borrowing capacity to reflect advances under the facility to be provided based upon 85.0% of eligible domestic and foreign accounts receivable plus the lesser of 60.0% of eligible domestic inventory or $16.0 million, plus the lesser of 90.0% of eligible standby letters of credit or $3.0 million. Further, the Company was required to maintain consolidated net income of not less than $0 for the period of four consecutive fiscal quarters as of the end of each fiscal quarter ending June 30, 2010 and each fiscal quarter ended thereafter.

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

On March 28, 2011, SBA obtained a waiver of certain covenant defaults that existed as of December 31, 2010. SBA obtained an amendment to the Senior Secured Revolving Credit Facility, reducing the aggregate size of the facility to $25.0 million and updating the financial convents requiring SBA to:

•

maintain a total leverage ratio of not greater than 5.00 to 1.00 for the quarters ending March 31, 2011 and June 30, 2011, 4.50 to 1.00 for the quarters ending September 30, 2011 and December 31, 2011 and 4.00 to 1.00 for the quarter ending March 31, 2012 and each quarter ending thereafter; and,

•

maintain on a year-to-date basis through December 31, 2011, consolidated net income of not less than $(2.5) million for the quarter ended March 31, 2011, $(2.0) million for the quarter ended June 30, 2011, $(1.5) million for the quarter ended September 30, 2011, $(1.0) million for the quarter ended December 31, 2011, and, on a rolling four-quarter basis, not less than $0 for the quarter ended March 31, 2012 and each quarter ending thereafter.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

As of March 31, 2011 and December 31, 2010, SBA’s outstanding draws against the Senior Secured Revolving Credit Facility were $19,134 and $15,186, respectively, and the remaining amounts available were $4,349 and $12,923, respectively. As of March 31, 2011 and December 31, 2010, SBA’s outstanding checks issued in excess of bank balances were $1,316 and $1,691, respectively, and outstanding undrawn stand-by letters of credit were $200.

As of March 31, 2011, SBA was in compliance with all of its covenants under the Senior Secured Revolving Credit Facility.

Other Lines of Credit

The Company’s In-country Operations has lines of credit with various local financial institutions. The lines of credit carry interest rates ranging from 3.9% to 11.0% with maturity dates from May 2011 to October 2013.

As of March 31, 2011 and December 31, 2010, Intcomex S.A. (“Intcomex Chile”) had undrawn stand-by letters of credit of $17,200 and $13,200, respectively.

Note 6. Long-Term Debt

Long-term debt consisted of the following for the periods presented:

	As of
	March 31, 2011	December 31, 2010
Long-term debt, net of current portion
Intcomex, Inc. – New 13 1/4% Senior Notes, net of discount of $5,035 and Original 13 1/4% Senior Notes, net of discount of $5,317, respectively	$114,965	$114,683
Other, including various capital leases	1,417	1,568

Total long-term debt	116,382	116,251
Current maturities of long-term debt	(5,699)	(5,693)

Total long-term debt, net of current portion	$110,683	$110,558

Intcomex, Inc. –13 1/4% Senior Notes

On December 22, 2009, the Company completed a private offering to eligible purchasers of the Original 13 1/4% Senior Notes (the “Original 13 1/4% Senior Notes Offering”) The Original 13 1/4% Senior Notes were offered at an initial offering price of 94.43% of par, or an effective yield to maturity of approximately 14.875%.

The Company used the net proceeds from the Original 13 1/4% Senior Notes Offering to, among other things, repay borrowings under its previous senior secured revolving credit facility, fund the repurchase, redemption or other discharge of its prior 11 3/4% Second Priority Senior Secured Notes, due January 15, 2011 (the “Prior 11 3/4% Senior Notes”), for which it conducted a tender offer, and for general corporate purposes.

In connection with the Original 13 1/4% Senior Notes Offering, the Company and certain subsidiaries of the Company that guaranteed the Company’s obligations (the “Guarantors”) entered into an indenture (the “13 1/4% Senior Notes Indenture”) with The Bank of New York Mellon Trust Company, N.A., (the “Trustee”), relating to the Original 13 1/4% Senior Notes. The Company’s obligations under the Original 13 1/4% Senior Notes and the Guarantors’ obligations under the guarantees will be secured on a second priority basis by a lien on 100% of the capital stock of certain of the Company’s and each Guarantor’s directly owned domestic restricted subsidiaries; 65% of the capital stock of the Company’s and each Guarantor’s directly owned foreign restricted subsidiaries; and substantially all the assets of SBA, to the extent that those assets secure the Company’s Senior Secured Revolving Credit Facility with Comerica Bank, subject to certain exceptions.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

On February 8, 2011, the Company commenced an exchange offer for all of its Original 13 1/4% Senior Notes, for an equal principal amount of the New 13 1/4% Senior Notes. The New 13 1/4% Senior Notes are substantially identical to the Original 13 1/4% Senior Notes, except that the New 13 1/4% Senior Notes have been registered under the Securities Act of 1933 and will not bear any legend restricting their transfer. The exchange offer was scheduled to expire on March 9, 2011 and was extended until March 11, 2011. The Company accepted for exchange all of the $120,000 aggregate principal amount of the Original 13 1/4% Senior Notes, representing 100% of the principal amount of the outstanding Original 13 1/4% Senior Notes, which were validly tendered and not withdrawn.

Subject to certain requirements, the Company is required to redeem $5,000 aggregate principal amount of the New 13 1/4% Senior Notes on December 15 of each of the years 2011 and 2012 and $10,000 aggregate principal amount of the New 13 1/4% Senior Notes on December 15, 2013, at a redemption price equal to 100% of the aggregate principal amount of the New 13 1/4% Senior Notes to be redeemed, together with accrued and unpaid interest to the redemption date subject to certain requirements. The Company may redeem the New 13 1/4% Senior Notes, in whole or in part, at any time on or after December 15, 2012 at a price equal to 100% of the aggregate principal amount of the New 13 1/4% Senior Notes plus a “make-whole” premium of 6.625% of the principal amount for any redemptions between December 15, 2012 and December 14, 2013. At any time prior to December 15, 2012, the Company is required to redeem up to 35% of the aggregate principal amount of the New 13 1/4% Senior Notes with the net cash proceeds of an IPO which occurs on or prior to December 15, 2012 at a price equal to 113.25% of the principal amount of the New 13 1/4% Senior Notes. In addition, at its option, the Company may redeem up to 10% of the original aggregate principal amount of the New 13 1/4% Senior Notes from time to time prior to December 15, 2012, but no more than once in any 12-month period, at 103% of the aggregate principal amount of the New 13 1/4% Senior Notes.

The indenture governing the Company’s New 13 1/4% Senior Notes imposes operating and financial restriction on the Company. These restrictive covenants limit our ability, among other things to (i) incur additional indebtedness or enter into sale and leaseback obligations; (ii) pay certain dividends or make certain distributions on the Company’s capital stock or repurchase the Company’s capital stock; (iii) make certain investments or other restricted payments; (iv) place restrictions on the ability of subsidiaries to pay dividends or make other payments to the Company; (v) engage in transactions with shareholders or affiliates; (vi) sell certain assets or merge with or into other companies; (vii) guarantee indebtedness; and (viii) create liens. The Company may only pay a dividend if the Company is in compliance with all covenants and restrictions in the indenture prior to and after payment of a dividend.

On June 15, 2010 and December 15, 2010, the Company made mandatory interest payments of $7,641 and $7,950, respectively, on the Original 13 1/4% Senior Notes. As of March 31, 2011 and December 31, 2010, the carrying value of the $120,000 principal amount of the Original 13 1/4% Senior Notes and the New 13 1/4% Senior Notes was $114,965 and $114,683, respectively.

As of March 31, 2011 and December 31, 2010, the Company was in compliance with all of the covenants and restrictions under the Original 13 1/4% Senior Notes and the New 13 1/4% Senior Notes, respectively.

SBA – Capital lease

On April 30, 2007, SBA entered into a lease agreement with Comerica Bank in the principal amount of $1,505 for the lease of the Miami office and warehouse equipment. Interest is due monthly at 6.84% of the total equipment costs and all outstanding amounts are due April 30, 2012. As of March 31, 2011 and December 31, 2010, $459 and $539, respectively, remained outstanding under the lease agreement.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 7. Income Taxes

Income tax provision (benefit) consists of the following for the periods presented:

	For the Three Months Ended March 31,
	2011	2010
Income tax provision
Current (benefit) expense:
Federal and state	$—	$63
Foreign	717	321

Total current expense	717	384

Deferred benefit:
Federal and state	—	(63)
Foreign	240	225

Total deferred benefit	240	162

Total income tax provision	$957	$546

A reconciliation of the statutory federal income tax rate and effective rate as a percentage of (loss) income before provision for income taxes consisted of the following for the periods presented:

	For the Three Months Ended March 31,
	2011	%	2010	%
Effective tax rate
(Loss) income before provision for income taxes:
U.S.	$(3,549)		$(3,528)
Foreign	3,187		3,961

(Loss) income before provision for income taxes	$(362)		$433

Tax (benefit) expense at statutory rate	$(123)	34%	$147	34%
State income taxes, net of federal income tax (benefit) expense	(182)	50%	(95)	(22)%
Effect of tax rates from non-U.S. operations	(77)	21%	(585)	(135)%
Change in valuation allowance	1,339	(369)%	1,079	249%

Effective tax provision	$957	(264)%	$546	126%

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The Company’s net deferred tax assets were attributable to the following:

	As of
	March 31, 2011	December 31, 2010
Deferred tax assets
Current assets:
Allowance for doubtful accounts	$1,034	$1,047
Inventories	786	926
Accrued expenses	367	802
Other	765	405

Total current assets	2,952	3,180

Non-current assets:
Tax goodwill	556	617
Net operating losses	23,298	22,155
Other	1,325	1,254
Valuation allowances	(13,904)	(12,565)

Total non-current assets	11,275	11,461

Total deferred tax assets	$14,227	$14,641

Deferred tax liabilities
Current liabilities:
Other	$(203)	$(261)

Total current liabilities	(203)	(261)

Non-current liabilities:
Fixed assets	(1,953)	(2,041)
Amortizable intangible assets	(474)	(499)
Other	(18)	(21)

Total non-current liabilities	(2,445)	(2,561)

Total deferred tax liabilities	(2,648)	(2,822)

Net deferred tax assets	$11,579	$11,819

As of March 31, 2011 and December 31, 2010, the balance of SBA’s tax goodwill was $1,477 and $1,641, respectively. SBA recorded tax goodwill of approximately $9,843 in July 1998, which is being amortized for tax purposes over 15 years. SBA established $262 of deferred tax assets for foreign withholding taxes paid in El Salvador during 2005.

As of March 31, 2011 and December 31, 2010, the Company’s U.S. federal and state of Florida net operating losses (“NOLs”) resulted in $20,911 and $19,865, respectively, of deferred tax assets, which will begin to expire in 2026. The Company analyzed the available evidence related to the realization of the deferred tax assets, considered the current downturn in the recent global economic environment and determined it is now more likely than not that the Company will not recognize a portion of its deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies.

The Company establishes a valuation allowance against its NOLs when it does not believe that it will realize the full benefit of the NOLs. As of March 31, 2011 and December 31, 2010, the Company recorded a valuation allowance of $13,904 and $12,565, respectively, against the respective NOLs, of which $11,630 and $10,417, respectively, related to the U.S. and $2,274 and $2,148, respectively, related to our In-country Operations.

As of March 31, 2011 and 2010, the Company did not recognize any subpart F income related to intercompany loans from its foreign affiliates. The Company did not provide additional tax provisions for future realization of subpart F income.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The Company’s NOLs, deferred tax asset resulting from the NOLs and the related valuation allowance consisted of the following for the periods presented:

	As of March 31, 2011				As of December 31, 2010
	Gross NOL	NOL Deferred Tax Asset	Valuation Allowance	NOL Expiration	Gross NOL	NOL Deferred Tax Asset	Valuation Allowance	NOL Expiration
U.S. federal and state	$57,551	$20,911	$11,630		$55,310	$19,865	$10,417
Foreign

Intcomex Argentina S.R.L.	5,406	1,892	1,892	2011	5,046	1,766	1,766	2011
Intcomex Jamaica Ltd	339	113	—		426	142	—
Intcomex Mexico	1,277	382	382	2018	1,277	382	382	2018

Total foreign	$7,022	$2,387	$2,274		$6,749	$2,290	$2,148

Total	$64,573	$23,298	$13,904		$62,059	$22,155	$12,565

A future ownership change could limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. On April 19, 2011, the Company issued shares of Common Stock representing approximately 23% of the Company’s outstanding shares of Common Stock as described in “Note 14. Subsequent Events” in these Notes to Condensed Consolidated Financial Statements (Unaudited).

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

All derivative instruments are recorded in the Company’s consolidated balance sheet at fair value which represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices. The derivative instruments are not designated as hedging instruments and therefore, the changes in fair value are recognized currently in earnings during the period of change. The notional amount of forward exchange contracts is the amount of foreign currency bought or sold at maturity and is indicative of the extent of the Company’s involvement in the various types and uses of derivative instruments, but not a measure of the Company’s exposure to credit or market risks through its use of derivative instruments. The Company did not have any derivative instruments outstanding as of March 31, 2011 and December 31, 2010.

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

Compensation expense related to the Company’s share-based compensation arrangements consists of the following for the periods presented:

	For the Three Months Ended March 31,
	2011	2010
Share-based compensation arrangements charged against income:
Stock options(1)	$—	$45
Restricted shares of Class B common stock, non-voting(2)	27	19

Total	$27	$64

(1)	Stock options were issued pursuant to the 2007 Founders’ Grant Stock Option Plan (the “2007 Founders’ Option Plan”).
(2)	Restricted shares of Class B common stock, non-voting, were issued pursuant to the 2008, 2009 and 2010 Restricted Stock Issuances.

Outstanding compensation costs related to the Company’s unvested share-based compensation arrangements consisted of the following:

	As of
	March 31, 2011	December 31, 2010
Outstanding compensation costs for unvested share-based compensation arrangements:
Stock options(1)	$—	$—
Restricted shares of Class B common stock, non-voting(2)	125	152

Total	$125	$152

(1)	Stock options were issued pursuant to the 2007 Founders’ Option Plan.
(2)	Restricted shares of Class B common stock, non-voting, were issued pursuant to the 2008, 2009 and 2010 Restricted Stock Issuances.

As of March 31, 2011 and December 31, 2010, the outstanding compensation costs for unvested share-based compensation arrangements will be recognized over a weighted-average period of 1.8 and 2.0 years, respectively.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Stock Options

In February 2007, options to acquire an aggregate of 1,540 shares of Class B common stock, non-voting were granted under the 2007 Founders’ Option Plan to certain management employees and independent, non-employee directors. The options were granted at an exercise price of $1,077 per share, which was equal to the fair value of our common stock on the date of grant. The weighted-average grant date fair value of the options granted during the year ended December 31, 2007 was $566 per share. The shares vest ratably over a three-year vesting period of one-third per year on the annual anniversary date and expire 10 years from the date of grant. There were no stock options granted during the three months ended March 31, 2011 and 2010. As of March 31, 2011 and December 31, 2010, all of the outstanding options were vested.

A summary of the stock option activity under the 2007 Founders’ Option Plan and changes during the periods presented, consisted of the following:

	Shares	Weighted- Average Exercise Price per Share (in dollars)	Weighted-Average Remaining Contractual Term (in years)
Outstanding at January 1, 2010	1,280	$1,077	7.2

Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2010	1,280	$1,077	6.1

Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2011	1,280	$1,077	5.8

Vested and expected to vest at March 31, 2011	1,280	$1,077	5.8

Exercisable at March 31, 2011	1,280	$1,077	5.8

The options were antidilutive as of March 31, 2011, as the fair value of the options was below the exercise price of the options. The stock options were anti-dilutive as of December 31, 2010, as the Company had a net loss as of the year ended December 31, 2010. The fair value of the options was determined using the Black-Scholes option pricing model as of April 23, 2007, the measurement date or the date the Company received unanimous approval from shareholders for the 2007 Founders’ Option Plan. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, and requires the input of subjective assumptions, including expected price volatility and term. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options. Projected data related to the expected volatility and expected life of stock options is typically based upon historical and other information. The fair value of the options granted in 2007 was estimated at the date of grant using the following assumptions:

Expected term	6 years
Expected volatility	37.00%
Dividend yield	0.00%
Risk-free investment rate	4.58%

The expected term of the options granted under the 2007 Founders’ Option Plan is based on the simplified method for estimating the expected life of the options, as historical data related to the expected life of the options is not available. The Company used the historical volatility of the industry sector index, as it is not practicable to estimate the expected volatility of the Company’s share price. The risk-free investment rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve of the same maturity in effect at the time of grant. The Company estimates forfeitures in calculating the expense relating to stock-

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

based compensation. At the grant date, the Company estimated the number of shares expected to vest and will subsequently adjust compensation costs for the estimated rate of forfeitures on an annual basis. The Company will use historical data to estimate option exercise and employee termination in determining the estimated forfeiture rate. The estimated forfeiture rate applied as of the option grant date was 1%.

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

A summary of the unvested restricted shares of Class B common stock, non-voting award activity and changes during the periods presented consisted of the following:

	Restricted Common Stock, Non-voting (in shares)	Weighted-Average Grant-Date Fair Value per Share (in dollars)
Unvested Balance at January 1, 2010	306	$1,040	(1)

Granted	128	$790	(2)
Vested	—	—
Forfeited	—	—

Unvested Balance at December 31, 2010	434	$899	(1)

Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested Balance at March 31, 2011	434	$943	(1)

(1)	The fair value was determined using the weighted-average fair value per share to reflect the portion of the period during which shares were outstanding.
(2)	The fair value was determined as of the date the Company granted the shares.

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

Investment Agreement and Indemnity Letter Agreement

On March 16, 2011, the Company and two of its subsidiaries, Intcomex Colombia LTDA and Intcomex de Guatemala, S.A. agreed to purchase certain assets consisting of certain of its Latin American operations, excluding certain legacy business in Puerto Rico, and equity (the “Acquired Assets”) from Brightpoint Latin America, Inc. (“Brightpoint Latin America”) and Brightpoint International Ltd., two subsidiaries of Brightpoint, Inc., a global leader in providing supply chain solutions to the wireless industry (the “Investment Agreement”).

Also on March 16, 2011, the Company entered into an indemnity letter agreement with the Anthony and Michael Shalom, (the “Shaloms”) and a CVC International subsidiary, CVCI Intcomex Investment LP (“CVCI Investment”), pursuant to which the Company agreed to return approximately $927 (the “Reimbursement Amount”) to the Shaloms. The return of the Reimbursement Amount is a result of an overpayment by the Shaloms of an indemnification payment owed to CVCI Investment and paid to the Company pursuant to an indemnity agreement letter between the Shaloms and CVCI Investment, dated as of June 29, 2007. The Reimbursement Amount is payable at the earlier of: (i) such time that such payment is not prohibited by any agreement by which the Company or any of its subsidiaries is bound; and, (ii) a change of control other than that as a result of an IPO.

Note 11. Additional Paid in Capital

Total compensation expense for share-based compensation arrangements charged against income was $27 and $64 for the three months ended March 31, 2011 and 2010, respectively. For a detailed discussion of the share-based compensation, see “Note 9. Share-Based Compensation” in these Notes to Condensed Consolidated Financial Statements (Unaudited).

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 12. Segment Information

FASB ASC 280, Segment Reporting provides guidance on the disclosures about segments and information related to reporting units. The Company operates in a single industry segment, that being a distributor of IT products. The Company’s operating segments are based on geographic location. Geographic areas in which the Company operates include sales generated from and invoiced by the Miami Operations and the Latin American and Caribbean subsidiary operations. The subsidiary operations conduct business with sales and distribution centers in the In-country Operations, which have been aggregated as one segment due to similar products and economic characteristics. The Company sells and distributes one type of product line, IT products, and does not provide any separately billable services. It is impracticable for the Company to report the revenues from external customers for the group of similar products within the product line because the general ledger used to prepare the Company’s financial statements does not track sales by product.

Inter-segment revenue primarily represents intercompany revenue between the Miami Operations and the In-country Operations at established prices. Intercompany revenue between the related companies is eliminated in consolidation. The measure for the Company’s segment profit is operating income. Financial information by geographic operating segment is as follows for the periods presented:

	For the Three Months Ended March 31,
	2011	2010
Statement of Operations Data:
Revenue
Miami Operations
Revenue from unaffiliated customers(1)	$60,942	$59,416
Intersegment	73,087	78,148

Total Miami Operations	134,029	137,564
In-country Operations
In-country Operations, excluding Intcomex Chile	137,600	126,735
Intcomex Chile	52,209	57,494

In-country Operations	189,809	184,229
Eliminations of inter-segment	(73,087)	(78,148)

Total revenue	$250,751	$243,645

Operating income
Miami Operations	$1,416	$1,136
In-country Operations	3,114	4,655

Total operating income	$4,530	$5,791

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

	As of
	March 31, 2011	December 31, 2010
Balance Sheet Data:
Assets
Miami Operations	$148,965	$125,711
In-country Operations
In-country Operations, excluding Intcomex Chile	97,919	117,598
Intcomex Chile	104,019	102,796

In-country Operations	201,938	220,394

Total assets	$350,903	$346,105

Property & equipment, net
Miami Operations	$7,173	$7,064
In-country Operations	9,141	9,266

Total property & equipment, net	$16,314	$16,330

Goodwill
Miami Operations	$—	$—
In-country Operations	13,982	13,862

Total goodwill	$13,982	$13,862

(1)	For purposes of geographic disclosure, revenue is attributable to the country in which the Company’s individual business resides.

Note 13. Guarantor Condensed Consolidating Financial Statements

The Original 13 1/4% Senior Notes were and the New 13 1/4% Senior Notes are unconditionally guaranteed on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries (collectively, the “Subsidiary Guarantors”), but not the Company’s foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”). Each of the note guarantees covered the full amount of the Original 13 1/4% Senior Notes and covers the full amount of the New 13 1/4% Senior Notes and each of the Subsidiary Guarantors is 100% owned by the Company. Pursuant to Rule 3-10(f) of Regulation S-X under the rules promugated under the Securities Act of 1933, the Parent company has prepared condensed consolidating financial information for the Parent company, the subsidiaries that are Guarantors of the Company’s obligations under the Original 13 1/4% Senior Notes and New 13 1/4% Senior Notes on a combined basis and the Non-Guarantor Subsidiaries on a combined basis.

The indentures governing the Original 13 1/4% Senior Notes and New 13 1/4% Senior Notes and the security documents executed in connection therewith provide that, in the event that Rule 3-16 of Regulation S-X under the rules promulgated under the Securities Act of 1933, or any successor regulation, requires the filing of separate financial statements of any of the Company’s subsidiaries with the SEC, the capital stock pledged as collateral securing the Original 13 1/4% Senior Notes and New 13 1/4% Senior Notes, the portion or, if necessary, all of such capital stock necessary to eliminate such filing requirement, will automatically be deemed released and not have been part of the collateral securing the Original 13 1/4% Senior Notes and New 13 1/4% Senior Notes.

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2011

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Current assets
Cash and equivalents	$5	$55	$24,498	$—	$24,558
Trade accounts receivable, net	—	76,090	93,962	(54,408)	115,644
Inventories	—	37,203	80,984	—	118,187
Other	42,510	5,779	79,335	(84,843)	42,781

Total current assets	42,515	119,127	278,779	(139,251)	301,170

Long-term assets
Property and equipment, net	4,542	2,631	9,141	—	16,314
Investments in subsidiaries	146,893	224,069	—	(370,962)	—
Goodwill	—	7,418	6,564	—	13,982
Other	14,692	58,110	14,703	(68,068)	19,437

Total assets	$208,642	$411,355	$309,187	$(578,281)	$350,903

Liabilities and shareholders’ equity
Current liabilities	$20,607	$178,334	$137,845	$(139,211)	$197,575
Long-term debt, net of current maturities	110,105	134	444	—	110,683
Other long-term liabilities	39,733	18,298	14,494	(68,077)	4,448

Total liabilities	170,445	196,766	152,783	(207,288)	312,706
Total shareholders’ equity	38,197	214,589	156,404	(370,993)	38,197

Total liabilities and shareholders’ equity	$208,642	$411,355	$309,187	$(578,281)	$350,903

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2011

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$134,030	$189,808	$(73,087)	$250,751
Cost of revenue	—	125,321	172,970	(72,878)	225,413

Gross profit	—	8,709	16,838	(209)	25,338
Operating expenses	2,650	4,436	13,722	—	20,808

Operating (loss) income	(2,650)	4,273	3,116	(209)	4,530
Other expense, net
Interest expense, net	5,064	478	(764)	—	4,778
Other, net	(4,748)	(4,425)	973	8,313	113

Total other expense (income)	316	(3,947)	209	8,313	4,891
(Loss) income before (benefit) provision for income taxes	(2,966)	8,220	2,907	(8,522)	(361)
(Benefit) provision for income taxes	(1,648)	1,457	1,148	—	957

Net (loss) income	$(1,318)	$6,763	$1,759	$(8,522)	$(1,318)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2010

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$137,564	$184,229	$(78,148)	$243,645
Cost of revenue	—	129,306	168,314	(77,735)	219,885

Gross profit	—	8,258	15,915	(413)	23,760
Operating expenses	2,235	4,474	11,260	—	17,969

Operating (loss) income	(2,235)	3,784	4,655	(413)	5,791
Other expense, net
Interest expense, net	4,932	334	(469)	—	4,797
Other, net	(5,462)	(6,356)	454	11,925	561

Total other (income) expense	(530)	(6,022)	(15)	11,925	5,358
(Loss) income before (benefit) provision for income taxes	(1,705)	9,806	4,670	(12,338)	433
(Benefit) provision for income taxes	(1,592)	1,401	737	—	546

Net (loss) income	$(113)	$8,405	$3,933	$(12,338)	$(113)

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2011

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Cash flows from operating activities	$(1,309)	$(1,706)	$(2,505)	$—	$(5,520)

Cash flows from investing activities
Purchases of property and equipment, net	(675)	(39)	(278)	—	(992)
Other	1,989	(1,985)	68	—	72

Cash flows from investing activities	1,314	(2,024)	(210)	—	(920)

Cash flows from financing activities
Payments (borrowings) under lines of credit, net	—	3,607	(1,599)		2,008
Borrowings under long-term debt	—	—	—	—	—
Payments of long-term debt	—	(95)	(47)	—	(142)

Cash flows from financing activities	—	3,512	(1,646)	—	1,866

Effects of exchange rate changes on cash	—	—	265	—	265

Net increase (decrease) in cash and cash equivalents	5	(218)	(4,096)	—	(4,309)
Cash and cash equivalents, beginning of period	—	273	28,594	—	28,867

Cash and cash equivalents, end of period	$5	$55	$24,498	$—	$24,558

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2010

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Cash flows from operating activities	$(1,433)	$(775)	$4,095	$—	$1,887

Cash flows from investing activities
Purchases of property and equipment, net	(555)	(18)	(346)	—	(919)
Other	—	4	54	—	58

Cash used in investing activities	(555)	(14)	(292)	—	(861)

Cash flows from financing activities
Payments under lines of credit, net	—	954	1,370		2,324
Borrowings under long-term debt	—	—	—	—	—
Payments of long-term debt	—	(94)	(47)	—	(141)

Cash flows from financing activities	—	860	1,323	—	2,183

Effects of exchange rate changes on cash	—	—	753	—	753

Net (decrease) increase in cash and cash equivalents	(1,988)	71	5,879	—	3,962
Cash and cash equivalents, beginning of period	2,637	41	24,556	—	27,234

Cash and cash equivalents, end of period	$649	$112	$30,435	$—	$31,196

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 14. Subsequent Events

On April 19, 2011, the Company completed the transactions contemplated by the Investment Agreement, pursuant to which the Company assumed certain liabilities associated with the Acquired Assets, received $15.0 million in cash, subject to working capital adjustments set forth in the agreement, and issued 38,769 shares of the Company’s voting common stock to Brightpoint Latin America. Brighpoint Latin America now owns an approximate 23% equity ownership interest in the Company and has one representative on the Company’s Board of Directors. Brightpoint Latin America joined Citi Venture Capital International, a unit of Citigroup Inc. and Anthony and Michael Shalom as significant shareholders of the Company. The business combination transaction is not material for the pro-forma disclosure in the notes to unaudited condensed consolidated financial statements. In connection with the Investment Agreement, the Company entered into the Fifth Amended and Restated Shareholders Agreement by and among the CVC Shareholders, the Shalom Shareholders, the Centel Shareholders, the Additional Shareholders and Brightpoint Latin America.

On April 19, 2011, the Company filed an amendment to its certificate of incorporation pursuant to which each outstanding share of Class B non-voting common stock was automatically converted into one share of voting common stock. As of the filing of such amendment, the Company no longer has any shares of Class B, no-voting common stock authorized or issued or outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, beliefs, estimates, forecasts, projections and management’s assumptions about our Company, our future performance, our liquidity and the Information Technology, or IT, products distribution industry in which we operate. Words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “goal,” “plan,” “seek,” “project,” “target” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances including but are not limited to, management’s expectations for competition, revenues, margin, expenses and other operating results, capital expenditures, liquidity, capital requirements, acquisitions and exchange rate fluctuations, each of which involves numerous risks and uncertainties are forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those identified below, elsewhere herein and under “Part II —Other Information, Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 31, 2011, or Annual Report, under “Part I. Item 1A. Risk Factors.” These risks and uncertainties include, but are not limited to the following:

•

adverse changes in general economic, political, social and health conditions and developments in the global environment and throughout Latin America and the Caribbean in the markets in which we operate or plan to operate, which may lead to a decline in our business and our results of operations;

•

business interruptions due to natural or manmade disasters, extreme weather conditions including earthquakes, fires, floods, hurricanes, medical epidemics, power and/or water shortages, telecommunication failures, tsunamis.

•	competitive conditions and fluctuations in the foreign currency in the markets in which we operate or plan to operate;

•	market acceptance of the products we distribute, adverse changes in our relationships with vendors and customers or declines in our inventory values;

•	credit exposure to our customers’ financial condition and creditworthiness;

•	operating and financial restrictions of our creditors and sufficiency of trade credit from our vendors;

•	dependency on accounting and financial reporting, IT and telecommunications management and systems;

•	difficulties in maintaining and enhancing internal controls and management and financial reporting systems;

•	compliance with accounting rules and standards, and corporate governance and disclosure requirements; and,

•	difficulties in staffing and managing our foreign operations or departures of our key executive officers.

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

Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statement because of certain factors discussed below or elsewhere in this Quarterly Report or included in our Annual Report. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and notes thereto, which are included in our Annual Report, and our unaudited condensed consolidated financial statements for the fiscal quarter and year to date period ended March 31, 2011, which are included in this Quarterly Report.

Overview

We believe we are the largest pure play value-added distributor of computer IT products focused solely on serving Latin America and the Caribbean. We distribute computer components, peripherals, software, computer systems, accessories, networking products and digital consumer electronics to more than 44,000 customers in 41 countries. We offer single source purchasing to our customers by providing an in-stock selection of more than 13,000 products from over 150 vendors, including the world’s leading IT product manufacturers. From our headquarters and main distribution center in Miami, we support a network of 25 sales and distribution operations in 12 Latin American and Caribbean countries.

Our results for the three months ended March 31, 2011, reflect an increase in revenue across some of our product lines and our customer markets, as compared to the corresponding period in 2010. Revenue increased $7.1 million, or 2.9% to $250.7 million for the three months ended March 31, 2011, as compared to $243.6 million for the three months ended March 31, 2010. Gross profit increased $1.6 million, or 6.6% to $25.3 million for the three months ended March 31, 2011, as compared to $23.7 million for the three months ended March 31, 2010. The improvement in gross profit was primarily the result of the higher sales volume coupled with improved margins.

Total operating expenses increased $2.8 million, or 15.8% to $20.8 million for the three months ended March 31, 2011, as compared to $18.0 million for the three months ended March 31, 2010. The increase in operating expenses resulted primarily from the additional salary and payroll-related expenses incurred during the three months ended March 31, 2011 due to severance costs and foreign exchange driven increases recorded during the period. Other expense, net decreased $0.5 million, or 8.7% to $4.9 million during the three months ended March 31, 2011, as compared to $5.4 million for the three months ended March 31, 2010. The decrease was primarily the result of the lower foreign exchange loss during the three months ended March 31, 2011 as compared to the same period in 2010.

Net loss increased $1.2 million to $1.3 million for the three months ended March 31, 2011, as compared to $0.1 million for the three months ended March 31, 2010.

Factors Affecting Our Results of Operations

The following events and developments have in the past, or are expected in the future to have a significant impact on our financial condition and results of operations:

•

Impact of price competition, vendor terms and conditions. Historically, our gross profit margins have been impacted by price competition, changes to vendor terms and conditions, including but not limited to, reductions in product rebates and incentives, our ability to return inventory to manufacturers, and time periods during which vendors provide price protection. We expect these competitive pricing pressures and modifications to vendor terms and conditions to continue into the foreseeable future.

•

Shift in revenue to In-country Operations. One of our growth strategies is to expand the geographic presence of our In-country Operations into areas in which we believe we can achieve higher gross margins than our Miami Operations. Miami gross margins are generally lower than gross margins from our In-country Operations because the Miami export market is more competitive due to the high concentration of other Miami-based IT distributors who compete for the export business of resellers and retailers located in Latin America or the Caribbean. In addition, these resellers and retailers generally have larger average order quantities than customers of our In-country Operations segment, and as a result, benefit from lower average prices. Revenue from our In-country Operations grew by an average of 19.0% annually between 2001 and 2010, as compared to growth in revenue from our Miami Operations of an average of 5.6% annually over the same period. Revenue from our In-country Operations accounted for 75.7% and 75.6% of consolidated revenue for the three months ended March 31, 2011 and 2010, respectively.

•

Exposure to fluctuations in foreign currency. A significant portion of the revenues from our In-country Operations is invoiced in currencies other than the United States, or U.S. dollar and a significant amount of the operating expenses from our In-country Operations are denominated in currencies other than U.S. dollar. In markets where we invoice in local currency, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, the appreciation of a local currency could have a marginal impact on our gross profit and gross margins in U.S. dollar terms. In markets where our books and records are prepared in currencies other than the U.S. dollar, the appreciation of the local currency will increase our operating expenses and decrease our operating margins in U.S. dollar terms. Our consolidated statements of operations include a foreign exchange loss of $0.1 million and $0.5 million, respectively, for the three months ended March 31, 2011 and 2010, respectively. We periodically engage in foreign currency forward contracts when available and when doing so is not cost prohibitive. In periods when we do not, foreign currency fluctuations may adversely affect our results of operations, including our gross margins and operating margins.

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

•

Increased levels of indebtedness. During December 2009, we completed a cash tender offer for $96.9 million aggregate principal amount of our prior 11 3/4% Second Priority Senior Secured Notes outstanding due January 15, 2011, or the Prior 11 3/4% Senior Notes. We financed the tender offer with the net cash proceeds of $120.0 million aggregate principal amount of the Original 13 1/4% Second Priority Senior Secured Notes, due December 15, 2014, not registered under the Securities Act of 1933 with an interest rate of 13.25% per year, payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2010, or the Original 13 1/4% Senior Notes, that were sold in a private placement transaction and closed on December 22, 2009. We used the proceeds from the sale of the Original 13  1/4% Senior Notes to repay our borrowings under, and renew our existing senior secured credit facility, repurchase, redeem or otherwise discharge our Prior 11 3/4% Senior Notes and the balance for general corporate purposes. For the three months ended March 31, 2011 and 2010, interest expense was $5.0 million and $4.9 million, respectively.

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

In connection with the Company’s goodwill impairment testing and analysis conducted in 2010, the Company noted that as of December 31, 2010, the fair value exceeded the carrying value of Computación Monrenca Panama, S.A., or Intcomex Panama, by 3.1%. The fair value of Intcomex Panama was determined using management’s estimate of fair value based upon the financial projections for the business. As of December 31, 2010, the balance of Intcomex Panama’s goodwill was $0.5 million, which represented 5.0% of the carrying value of Intcomex Panama and less than 1.0% of the Company’s total assets. In connection with the Company’s goodwill impairment testing and analysis conducted in 2009, the Company noted that as of December 31, 2009, the fair value exceeded the carrying value of Intcomex Mexico by 3.4%. The fair value of Intcomex Mexico was determined using management’s estimate of fair value based upon the financial projections for the business given the recent economic contraction in Mexico’s gross domestic product, or GDP. As of December 31, 2009, the balance of Intcomex Mexico’s goodwill was $2.9 million, which represented 9.5% of the carrying value of Intcomex Mexico and less than 1.0% of the Company’s total assets. An extended period of economic contraction or a deterioration of operating performance could result in a further impairment to the carrying amount of the Company’s goodwill. We did not record an impairment charge for goodwill and identifiable intangible assets for the three months ended March 31, 2011 and 2010.

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

As of March 31, 2011 and December 31, 2010, our U.S. and state of Florida NOLs resulted in $20.9 million and $19.9 million, respectively, of deferred tax assets, which will begin to expire in 2026. As of March 31, 2011 and December 31,

2010, Intcomex Argentina, S.R.L. had $5.4 million and $5.0 million, respectively, in NOLs resulting in $1.9 million and $1.8 million, respectively, of deferred tax assets, which began to expire in 2011. As of March 31, 2011 and December 31, 2010, Intcomex Mexico had $1.3 million in NOLs resulting in $0.4 million of deferred tax assets, which will expire in 2018.

We periodically analyze the available evidence related to the realization of the deferred tax assets, considered the current negative economic environment and determined it is now more likely than not that we will not recognize a portion of our deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies. As of March 31, 2011 and December 31, 2010, we had a valuation allowance of $11.6 million and $10.4 million, respectively, related to our U.S. and state of Florida NOLs and $2.3 million and $2.1 million, respectively, related to our foreign NOLs, as management does not believe that it will realize the full benefit of these NOLs. Our future results of operations may be impacted by a prolonged weakness in the economic environment, which may result in further valuation allowances on our deferred tax assets and adversely affect our results of operations or financial condition.

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

Comparison of the quarter ended March 31, 2011 versus the quarter ended March 31, 2010

The following table sets forth selected financial data and percentages of revenue for the periods presented:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Dollars (in thousands)	Percentage of Revenue	Dollars (in thousands)	Percentage of Revenue
Revenue	$250,751	100.0%	$243,645	100.0%
Cost of revenue	225,413	89.9%	219,885	90.2%

Gross profit	25,338	10.1%	23,760	9.8%
Selling, general and administrative	19,686	7.9%	16,895	6.9%
Depreciation and amortization	1,122	0.5%	1,074	0.4%

Total operating expenses	20,808	8.3%	17,969	7.4%

Operating income	4,530	1.8%	5,791	2.4%
Other expense, net	4,891	2.0%	5,358	2.2%

(Loss) income before provision for income taxes	(361)	(0.1)%	433	0.2%
Provision for income taxes	957	0.4%	546	0.2%

Net loss	$(1,318)	(0.5)%	$(113)	(0.0)%

Revenue. Revenue increased $7.1 million, or 2.9%, to $250.7 million for the three months ended March 31, 2011, from $243.6 million for the three months ended March 31, 2010. Our revenue growth was driven by the increased demand for our products throughout Latin America and the Caribbean and our efforts to grow and diversify our product offerings. Revenue growth was driven primarily by the increase in sales of software of $4.3 million, central processing units, or CPUs, of $3.7 million, basic “white-box” systems of $2.3 million, printers of $2.2 million, offset by the decrease in sales of notebook computers, memory products, monitors and hard disk drives. We experienced an 11.8% increase in unit shipments across our core product lines for the three months ended March 31, 2011, as compared to the same period in 2010, due to the increase in sales of certain products. We experienced a 9.7% decrease in average sales prices across the same core products for the three months ended March 31, 2011, as compared to the same period in 2010, due to the decrease in the sales price of certain products. Revenue derived from our In-country Operations increased

$5.6 million, or 3.0%, to $189.8 million for the three months ended March 31, 2011, from $184.2 million for the three months ended March 31, 2010. Revenue derived from our In-country Operations accounted for 75.7% of our total revenue for the three months ended March 31, 2011, as compared to 75.6% of our total revenue for the three months ended March 31, 2010. The growth in revenue from our In-country Operations was mainly driven by the overall increase in sales in Guatemala, Peru, El Salvador and Uruguay, and, to a lesser extent, also driven by the increase in sales in Colombia, Panama, Costa Rica and Jamaica. This growth was driven by the increased sales volume of software, CPUs, basic “white-box” systems and printers. Revenue derived from our Miami Operations increased $1.5 million, or 2.6%, to $60.9 million for the three months ended March 31, 2011 (net of $73.1 million of revenue derived from sales to our In-country Operations) from $59.4 million for the three months ended March 31, 2010 (net of $78.1 million of revenue derived from sales to our In-country Operations). The growth in revenue derived from our Miami Operations reflected the increased sales volume of software, CPUs, basic “white-box” systems, printers and notebook computers.

Gross profit. Gross profit increased $1.6 million, or 6.6%, to $25.3 million for the three months ended March 31, 2011, from $23.7 million for the three months ended March 31, 2010. The increase was primarily driven by higher sales volume in our In-country Operations and our Miami Operations coupled with our improved margins. Gross profit from our In-country Operations increased $1.0 million, or 6.7%, to $16.5 million for the three months ended March 31, 2011, from $15.5 million for the three months ended March 31, 2010. The improvement in gross profit from our In-country Operations was driven by the increase in sales volume of software, CPUs, basic “white-box” systems and printers, particularly in Chile, Colombia, El Salvador, Guatemala, Peru and Uruguay. Gross profit from our In-country Operations accounted for 65.3% of our consolidated gross profit for the three months ended March 31, 2011, as compared to 65.2% for the three months ended March 31, 2010. Gross profit from our Miami Operations increased $0.5 million, or 6.6%, to $8.8 million for the three months ended March 31, 2011, as compared to $8.3 million for the three months ended March 31, 2010. The improvement in gross profit from our Miami Operations was driven by the increased sales volume of software, CPUs, basic “white-box” systems and printers, partially offset by the decreased sales of hard disk drives, memory products, monitors and motherboards. As a percentage of revenue, gross margin was 10.1% for the three months ended March 31, 2011, as compared to 9.8% for the three months ended March 31, 2010.

Operating expenses. Total operating expenses increased $2.8 million, or 15.8% to $20.8 million for the three months ended March 31, 2011, as compared to $18.0 million for the three months ended March 31, 2010. The increase in operating expenses resulted from higher salary and payroll-related expenses of $1.1 million, office, warehouse, building and occupancy expenses of $0.3 million, marketing and advertising expense of $0.4 million and the effects of strengthening currencies of $0.5 million, primarily in Chile, Costa Rica and Mexico. As a percentage of revenue, operating expenses increased to 8.3% of revenue for the three months ended March 31, 2011, as compared to 7.4% for the three months ended March 31, 2010. As a percentage of total operating expenses, salary and payroll-related expenses decreased to 55.8% of total operating expenses for the three months ended March 31, 2011, as compared to 56.8% for the three months ended March 31, 2010. Operating expenses from our In-country Operations increased $2.6 million, or 23.7% to $13.4 million for the three months ended March 31, 2011, as compared to $10.8 million for the three months ended March 31, 2010. The increase resulted from higher salary and payroll-related expenses of $1.3 million, of which $0.4 million related to severance payments and $0.5 million resulted from the effects of the strengthening currencies, primarily in Chile, Costa Rica and Mexico. The increase also resulted from higher office, warehouse, building and occupancy expenses of $0.2 million. Operating expenses from our Miami Operations increased $0.3 million, or 3.7%, to $7.4 million for the three months ended March 31, 2011, as compared to $7.1 million for the three months ended March 31, 2011, due to the higher office and warehouse expenses of $0.2 million and professional fees of $0.1 million.

Operating income. Operating income decreased $1.3 million, or 21.8%, to $4.5 million for the three months ended March 31, 2011, from $5.8 million for the three months ended March 31, 2010, primarily due to the higher operating expenses. Operating income from our In-country Operations decreased $1.5 million, or 33.1%, to $3.1 million for the three months ended March 31, 2011, from $4.6 million for the three months ended March 31, 2010. Operating income from our Miami Operations increased $0.3 million, or 24.6%, to $1.4 million for the three months ended March 31, 2011, from $1.1 million for the three months ended March 31, 2010.

Other expense, net. Other expense, net decreased $0.5 million, or 8.7%, to $4.9 million for the three months ended March 31, 2011, from $5.4 million for the three months ended March 31, 2010. The decrease in other expense, net was primarily attributable to the reduction in foreign currency loss of $0.4 million during the three months ended March 31, 2011, as compared to the same period in 2010.

Provision for income taxes. Provision for income taxes increased $0.4 million, or 75.3%, to $0.9 million for the three months ended March 31, 2011, from $0.5 million for the three months ended March 31, 2010. The increase was due to the higher tax expense in our foreign operations and the additional valuation allowance recorded in the U.S. against its NOLs.

Net loss. Net loss increased $1.2 million, to $1.3 million for the three months ended March 31, 2011, as compared to $0.1 million for the three months ended March 31, 2010.

Liquidity and Capital Resources

The IT products distribution business is working-capital intensive. Historically, we have financed our working capital needs through a combination of cash generated from operations, trade credit from manufacturers, borrowings under revolving bank lines of credit (including issuance of letters of credit), asset-based financing arrangements that we have established in certain Latin American markets and the issuance of our New 13 1/4% Senior Notes.

Our cash and cash equivalents were $24.6 million as of March 31, 2011, as compared to $28.9 million as of December 31, 2010. The decrease in cash and cash equivalents was primarily attributable to the increase in our inventory, offset by the lines of credit borrowings during the three months ended March 31, 2011. Our working capital remained relatively unchanged at $103.6 million as of March 31, 2011, as compared to $104.4 million as of December 31, 2010. The increase in inventories was mostly offset by the higher lines of credit borrowing and accrued expenses and other liabilities. We believe our existing cash and cash equivalents, as well as any cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Changes in Financial Condition

The following table summarizes our cash flows for the periods presented:

	For the Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Cash flows (used in) provided by operating activities	$(5,520)	$1,887
Cash flows used in investing activities	(920)	(861)
Cash flows provided by financing activities	1,866	2,183
Effect of foreign currency exchange rate changes on cash and cash equivalents	265	753

Net (decrease) increase in cash and cash equivalents	$(4,309)	$3,962

Cash flows from operating activities. Our cash flows from operating activities resulted in a requirement of $5.5 million for the three months ended March 31, 2011, as compared to $1.9 million generated during the three months ended March 31, 2010. The change was primarily driven by slower growth in accounts payable, partially offset by slower growth in inventory during the three months ended March 31, 2011.

Cash flows from investing activities. Our cash flows from investing activities resulted in a requirement of $0.9 million for the three months ended March 31, 2011 and 2010. This change was primarily driven by slightly higher capital expenditures during the three months ended March 31, 2011.

Cash flows from financing activities. Our cash flows from financing activities resulted in a generation of $1.9 million for the three months ended March 31, 2011, as compared to $2.2 million for the three months ended March 31, 2010. The change was primarily the result of the lower net borrowings under our lines of credit by our Miami Operations during the three months ended March 31, 2011.

Working Capital Management

The successful management of our working capital needs is a key driver of our growth and cash flow generation. The following table sets forth certain information about the largest components of our working capital: our trade accounts receivable, inventories and accounts payable:

	As of March 31, 2011	As of December 31, 2010
	(Dollars in thousands)
Balance sheet data:
Trade accounts receivable, net of allowance	$115,644	$116,888
Inventories	118,187	110,390
Accounts payable	146,703	147,129

Other data:
Trade accounts receivable days (1)	41.5	39.7
Inventory days (2)	47.2	41.2
Accounts payable days (3)	(58.6)	(54.9)

Cash conversion cycle (4)	30.1	26.0

(1)	Trade accounts receivable days is defined as our consolidated trade accounts receivable (net of allowance for doubtful accounts) as of the last day of the period divided by our consolidated revenue for such period times 90 days for the three months ended March 31, 2011 and 92 days for the three months ended December 31, 2010. Our consolidated trade accounts receivable for our In-country Operations include value added tax at a rate of between 5% and 27% (depending on the country). The exclusion of such value added tax would result in lower trade accounts receivable days.
(2)	Inventory days is defined as our consolidated inventory as of the last day of the period divided by our consolidated cost of goods sold for such period times 90 days for the three months ended March 31, 2011 and 92 days for the three months ended December 31, 2010.
(3)	Accounts payable days is defined as our consolidated accounts payable as of the last day of the period divided by our consolidated cost of goods sold for such period times 90 days for the three months ended March 31, 2011 and 92 days for the three months ended December 31, 2010.
(4)	Cash conversion cycle is defined as our trade accounts receivable days plus inventory days less accounts payable days.

Cash conversion cycle days. One measurement we use to monitor working capital is the cash conversion cycle, which measures the number of days to convert trade accounts receivable and inventory, net of accounts payable, into cash. Our cash conversion cycle increased to 30.1 days as of March 31, 2011, from 26.0 days as of December 31, 2010. Trade accounts receivable days increased to 41.5 days as of March 31, 2011, from 39.7 days as of December 31, 2010. Inventory days increased to 47.2 days as of March 31, 2011, from 41.2 days as of December 31, 2010, due to growth in inventory levels primarily in our Miami Operations. Accounts payable days increased to 58.6 days as of March 31, 2011, as compared to 54.9 days as of December 31, 2010, due to the increase in inventory related payables.

Trade accounts receivable. We principally sell products to a large base of third-party distributors, resellers and retailers throughout Latin America and the Caribbean and to other Miami-based exporters of IT products to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No one customer accounted for more than 2.0% of sales for the three months ended March 31, 2011 and 2010. We provide trade credit to our customers in the normal course of business. The collection of a substantial portion of our receivables is susceptible to changes in Latin America and Caribbean economies and political climates. We monitor our exposure for credit losses and maintain allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting our industry. The financial condition of our customers and the related allowance for doubtful accounts is continually reviewed by management.

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

Capital Expenditures and Investments

Capital expenditures increased to $1.0 million for the three months ended March 31, 2011, as compared to $0.9 million for the three months ended March 31, 2010.

Our future capital requirements will depend on many factors which will affect our ability to generate additional cash, including the timing and amount of our revenues, the timing and extent of spending to support our product offerings and introduction of new products, the continuing market acceptance of our products and our investment decisions. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for the foreseeable future. Thereafter, if cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may seek additional funding through bank borrowings or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all. The recent global economic downturn and the subsequent tightening of the credit markets further heightens the risk that we may not be able to borrow additional funds under our existing credit facilities if participating banks become insolvent or their liquidity is impaired or that our ability to obtain alternative sources of financing will be limited. We anticipate that capital expenditures will be approximately $4.0 million per year over the next few years, as we have no further facility expansion needs. We have the option to purchase the warehouse and office facility located in Mexico City, Mexico, which we currently lease, prior to December 31, 2011, the option termination date. If we exercise this option, our capital expenditures will increase by $3.0 million in the year of exercise.

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

As of March 31, 2011 and December 31, 2010, the total amounts available under the credit facilities were $16.7 million and $23.8 million, respectively, and the total amounts outstanding were $23.3 million and $21.3 million, respectively, of which $20.5 million and $16.9 million, respectively related to our Miami Operations credit facility and $2.8 million and $4.4 million, respectively related to our In-country Operations credit facilities. The increase in the outstanding balance is primarily attributed to the increased borrowing by Software Brokers of America, Inc., or SBA from the Senior Secured Revolving Credit Facility.

SBA – Senior Secured Revolving Credit Facility

On December 22, 2009, SBA closed the Senior Secured Revolving Credit Facility with Comerica Bank pursuant to SBA and Comerica Bank’s commitment letter dated October 23, 2009, replacing the previous revolving credit facility with a three-year revolving credit facility maturing in January 2013. The replacement was contingent upon our refinancing of our Prior 11 3/4% Senior Notes and other conditions, all of which have been met. As of March 31, 2011, the aggregate size of the Senior Secured Revolving Credit Facility was $30.0 million, including letter of credit commitments of $2.0 million and a capital expenditures limit of $1.0 million.

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

As of December 31, 2010, the Senior Secured Revolving Credit Facility financial covenants required SBA to:

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

As of December 31, 2010, SBA was in default with certain covenants under the Senior Secured Revolving Credit Facility and did not meet the total leverage ratio, the fixed charge coverage ratio and the rolling four-quarter net income covenant. As of December 31, 2010, SBA had a total leverage ratio of 28.2 to 1.00; a fixed charge coverage ratio of (4.8) to 1.00; and consolidated net income of $(3.7) million on a rolling four-quarter basis.

On March 28, 2011, SBA obtained a waiver of certain covenant defaults that existed as of December 31, 2010. SBA obtained an amendment to the Senior Secured Revolving Credit Facility, reducing the aggregate size of the facility to $25.0 million and updating the financial convents which required SBA to:

•

maintain a total leverage ratio of not greater than 5.00 to 1.00 for the quarters ending March 31, 2011 and June 30, 2011, 4.50 to 1.00 for the quarters ending September 30, 2011 and December 31, 2011, 4.00 to 1.00 for the quarter ending March 31, 2012 and each quarter ending thereafter; and,

•

maintain on a year-to-date basis through December 31, 2011, consolidated net income of not less than $(2.5) million for the quarter ended March 31, 2011, $(2.0) million for the quarter ended June 30, 2011, $(1.5) million for the quarter ended September 30, 2011, $(1.0) million for the quarter ended December 31, 2011, and, on a rolling four-quarter basis, not less than $0 for the quarter ended March 31, 2012 and each quarter ending thereafter.

Additionally, during March 2011, while in the process of amending the Senior Secured Revolving Credit Facility, it was identified that the Company may have violated the consolidated fixed charge coverage ratio as of June 30, 2010 under one possible interpretation, due to ambiguity in the definition of the term Applicable Measuring Period. Comerica provided a waiver for the potential covenant violation as of June 30, 2010, as no conclusion had been reach on whether the covenant was in fact violated.

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

Intcomex, Inc. – 13 1/4% Senior Notes

On December 22, 2009, we completed a private offering to eligible purchasers of the Original 13 1/4% Senior Notes, or the Original 13 1/4% Senior Notes Offering, of $120.0 million aggregate principal amount of our 13 1/4% Senior Notes due December 15, 2014 with an interest rate of 13.25% per year, payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2010. The Original 13  1/4% Senior Notes were offered at an initial offering price of 94.43% of par, or an effective yield to maturity of approximately 14.875%.

We used the net proceeds from the Original 13 1/4% Senior Notes Offering to, among other things, repay outstanding borrowings under our Senior Secured Revolving Credit Facility, fund the repurchase, redemption or other discharge of our Prior 11  3/4% Senior Notes, for which we conducted a tender offer, and for general corporate purposes. The New 13 1/4% Senior Notes are guaranteed by all of our existing and future domestic restricted subsidiaries that guarantee our obligations under the Senior Secured Revolving Credit Facility.

In connection with the Original 13 1/4% Senior Notes Offering, our company and certain of our subsidiaries that guaranteed our obligations, or the Guarantors under the indenture governing our Prior 11  3/4% Senior Notes, or the 11  3/4% Senior Notes Indenture, entered into an indenture, or the 13  1/4% Senior Notes Indenture with The Bank of New York Mellon Trust Company, N.A., or the Trustee. Our obligations under the Original 13 1/4% Senior Notes and the Guarantors’ obligations under the guarantees are secured on a second priority basis by a lien on 100% of the capital stock of certain of ours and each Guarantor’s directly owned domestic restricted subsidiaries; 65% of the capital stock of ours and each Guarantor’s directly owned foreign restricted subsidiaries; and substantially all the assets of SBA, to the extent that those assets secure our new Senior Secured Revolving Credit Facility with Comerica Bank, subject to certain exceptions.

On February 8, 2011, we commenced the exchange offer for all of our outstanding Original 13 1/4% Secured Notes not registered under the Securities Act of 1933, for an equal principal amount of 13 1/4% Second Priority Senior Secured Notes due 2014, which have been registered under the Securities Act of 1933, or the New 13 1/4% Secured Notes. The exchange offer was scheduled to expire on March 9, 2011 and was extended until March 11, 2011. We accepted for exchange all of the $120,000 aggregate principal amount of the Original 13 1/4% Senior Notes, representing 100% of the principal amount of the outstanding Original 13 1/4% Senior Notes, which were validly tendered and not withdrawn. See Part II—Item 8. Financial Statements and Supplemental Data, “Note 18. Subsequent Events” in the Notes to Consolidated Financial Statements, of our Annual Report.

Subject to certain requirements, we are required to redeem $5.0 million aggregate principal amount of the New 13 1/4% Senior Notes on December 15 of each of the years 2011 and 2012 and $10.0 million aggregate principal amount of the New 13 1/4% Senior Notes on December 15, 2013, at a redemption price equal to 100% of the aggregate principal amount of the New 13 1/4% Senior Notes to be redeemed, plus accrued and unpaid interest to the redemption date subject to certain requirements. We may redeem the New 13 1/4% Senior Notes, in whole or in part, at any time prior to December 15, 2012 at a price equal to 100% of the aggregate principal amount of the New 13  1/4% Senior Notes plus a “make-whole” premium of 6.625% of the principal amount for any redemptions between December 15, 2012 and December 14, 2013. At any time prior to December 15, 2012, we may redeem up to 35% of the aggregate principal amount of the New 13  1/4% Senior Notes with the net cash proceeds of certain equity offerings. In addition, at our option, we may redeem up to 10% of the original aggregate principal amount of the New 13 1/4% Senior Notes from time to time prior to December 15, 2012, but no more than once in any 12-month period at 103% of the aggregate principal amount of the New 13 1/4% Senior Notes. We will be required to redeem up to 35% of the aggregate principal amount of the New 13 1/4% Senior Notes if an initial public offering occurs on or prior to December 15, 2012 at a price equal to 113.25% of the principal amount of the New 13  1/4% Senior Notes.

The indenture governing our New 13 1/4% Senior Notes imposes operating and financial restrictions on us. These restrictive covenants limit our ability, among other things to (i) incur additional indebtedness or enter into sale and leaseback obligations; (ii) pay certain dividends or make certain distributions on our capital stock or repurchase our capital stock; (iii) make certain investments or other restricted payments; (iv) place restrictions on the ability of subsidiaries to pay dividends or make other payments to us; (v) engage in transactions with shareholders or affiliates; (vi) sell certain assets or merge with or into other companies; (vii) guarantee indebtedness; and (viii) create liens. We may only pay a dividend if we are in compliance with all covenants and restrictions in the indenture prior to and after payment of a dividend.

The New 13 1/4% Senior Notes contain a single restrictive covenant. We must maintain a consolidated fixed charges coverage ratio not to exceed 4.75 to 1.00. Our failure to comply with the restrictive covenant could result in an event of default, which, if not cured or waived, could result in either of us having to repay our respective borrowings before their respective due dates. If we are forced to refinance these borrowings on less favorable terms, our results of operations or financial condition could be harmed. In addition, if we are in default under any of our existing or future debt facilities, we also will not be able to borrow additional amounts under those facilities to the extent they would otherwise be available. As of March 31, 2011 and December 31, 2010, we had a consolidated fixed charges coverage ratio of 4.55 to 1.00 and 4.11 to 1.00, respectively.

On June 15, 2010 and December 15, 2010, we made mandatory interest payments of $7.6 million and $8.0 million, respectively, on its Original 13  1/4% Senior Notes. As of March 31, 2011 and December 31, 2010, the carrying value of the $120.0 million principal amount of the New 13 1/4% Senior Notes was $115.0 million and the Original 13 1/4% Senior Notes was $114.7 million, respectively. As of March 31, 2011 and December 31, 2010, we were in compliance with all of the covenants and restrictions under the New 13  1/4% Senior Notes and Original 13  1/4% Senior Notes, respectively.

Investment Agreement and Indemnity Letter Agreement

On March 16, 2011, we and two of our subsidiaries, Intcomex Colombia LTDA and Intcomex de Guatemala, S.A. agreed to purchase certain assets consisting of certain of its Latin American operations, excluding certain legacy business in Puerto Rico, and equity, or the Acquired Assets, from Brightpoint Latin America, Inc., or Brightpoint Latin America, and Brightpoint International Ltd., two subsidiaries of Brightpoint, Inc., a global leader in providing supply chain solutions to the wireless industry, or the Investment Agreement.

Also on March 16, 2011, we entered into an indemnity letter agreement with Anthony and Michael Shalom, or the Shaloms, and a CVC International subsidiary, CVCI Intcomex Investment LP, or CVCI Investment, pursuant to which we agreed to return approximately $927, or the Reimbursement Amount, to the Shaloms. The return of the Reimbursement Amount is a result of an overpayment by the Shaloms of an indemnification payment owed to CVCI Investment and paid to us pursuant to an indemnity agreement letter between the Shaloms and CVCI Investment, dated as of June 29, 2007. The Reimbursement Amount is payable at the earlier of: (i) such time that such payment is not prohibited by any agreement by which we or any of its subsidiaries is bound; and, (ii) a change of control other than that as a result of an IPO.

On April 19, 2011, we completed the transactions contemplated by the Investment Agreement, pursuant to which we assumed certain liabilities associated with the Acquired Assets, received $15.0 million in cash, subject to working capital adjustments set forth in the agreement, and issued 38,769 shares of our voting common stock to Brightpoint Latin America. Brighpoint Latin America now owns an approximate 23% equity ownership interest in us and has one representative on our Board of Directors. Brightpoint Latin America joined Citi Venture Capital International, a unit of Citigroup Inc. and Anthony and Michael Shalom as significant shareholders of ours. The business combination transaction is not material for the pro-forma disclosure in the notes to condensed consolidated financial statements. In connection with the Investment Agreement, we entered into the Fifth Amended and Restated Shareholders Agreement by and among the CVC Shareholders, the Shalom Shareholders, the Centel Shareholders, the Additional Shareholders and Brightpoint Latin America.

On April 19, 2011, we filed an amendment to our certificate of incorporation pursuant to which each outstanding share of Class B non-voting common stock was automatically converted into one share of voting common stock. As of the filing of such amendment, we no longer have any shares of Class B, no-voting common stock authorized or issued or outstanding.

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

There have been no material changes in our quantitative and qualitative disclosures about market risk during the fiscal quarter covered by this Quarterly Report from those disclosed in our Annual Report. For a detailed discussion of the quantitative and qualitative disclosures about market risk, see Part II. Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act for the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded as of March 31, 2011, that these controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings.

As of March 31, 2011, we had no material legal proceedings pending. From time to time, we are the subject of legal proceedings arising in the ordinary course of business. We do not believe that the outcome of any legal proceedings currently pending or threatened will have a material adverse affect on our business, future consolidated results of operations and financial condition.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Quarterly Report, readers should carefully consider the risk factors discussed in Part I—Financial Information, 1A. “Risk Factors” in our Annual Report, which could materially affect our business, future consolidated results of operations and financial condition. The risk factors described in the Annual Report may not be the only risk facing our Company. Additional risks and uncertainties that we currently deem to be immaterial or are not currently known to us may also materially and adversely affect our business, consolidated results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Amendment Number 2 to the Second Amended and Restated Certificate of Incorporation of Intcomex, Inc., dated as of April 19, 2011.*

3.2	Amendment No. 1 to the Amended and Restated Bylaws of Intcomex, Inc., dated as of April 17, 2011.*

10.1	Fifth Amended and Restated Shareholders Agreement by and among the CVC Shareholder, the Brightpoint Shareholder, the Shalom Shareholders, the Centel Shareholders, the Additional Shareholders and Intcomex, Inc., dated as of April 19, 2011.*

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Anthony Shalom
Anthony Shalom	Chairman of the Board of Directors	May 13, 2011

/s/ Michael F. Shalom
Michael F. Shalom	President and Chief Executive Officer	May 13, 2011

/s/ Russell A. Olson
Russell A. Olson	Chief Financial Officer	May 13, 2011

Exhibit Index

Exhibit No.	Description

3.1	Amendment Number 2 to the Second Amended and Restated Certificate of Incorporation of Intcomex, Inc., dated as of April 19, 2011.

3.2	Amendment No. 1 to the Amended and Restated Bylaws of Intcomex, Inc., dated as of April 17, 2011.

10.1	Fifth Amended and Restated Shareholders Agreement by and among the CVC Shareholder, the Brightpoint Shareholder, the Shalom Shareholders, the Centel Shareholders, the Additional Shareholders and Intcomex, Inc. dated as of April 19, 2011.

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.