Form 10-Q
period 2011-06-30
Intcomex, Inc.
filed 2011-08-15
CIK 1359425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2011, the registrant had 167,388 shares of common stock, voting, $0.01 par value, and no shares of Class B common stock, non-voting, $0.01 par value, outstanding. There is no public trading market for the common stock.

INTCOMEX, INC.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$33,430	$28,867
Restricted cash	—	371
Trade accounts receivable (net of allowance for doubtful accounts of $5,066 and $4,590 at June 30, 2011 and December 31, 2010, respectively)	114,434	116,888
Inventories	137,713	110,390
Prepaid expenses, notes receivable and other	48,018	39,558
Due from related parties	287	287

Total current assets	333,882	296,361
Property and equipment, net	15,719	16,330
Goodwill	14,022	13,862
Identifiable intangible assets	1,302	1,396
Acquired intangible assets	6,937	—
Notes receivable, deferred tax assets and other	17,834	18,156

Total assets	$389,696	$346,105

Liabilities and Shareholders’ Equity
Liabilities
Current liabilities
Lines of credit	$19,276	$21,256
Current maturities of long-term debt	5,668	5,693
Accounts payable	166,274	147,129
Accrued expenses and other	19,777	17,874
Due to related parties	47	51

Total current liabilities	211,042	192,003
Long-term debt, net of current maturities	110,842	110,558
Other long-term liabilities	4,832	4,503

Total liabilities	326,716	307,064

Commitments and contingencies

Shareholders’ equity
Common stock, voting $0.01 par value, 200,000 shares authorized, 168,240 shares issued and outstanding as of June 30, 2011 and 140,000 shares authorized, 100,000 issued and outstanding as of December 31, 2010	1	1
Class B common stock, non-voting $0.01 par value, no shares authorized, issued and outstanding as of June 30, 2011 and 60,000 shares authorized, 29,357 issued and outstanding as of December 31, 2010	—	—
Additional paid in capital	64,094	41,539
Retained earnings	2,267	1,503
Accumulated other comprehensive loss	(3,382)	(4,002)

Total shareholders’ equity	62,980	39,041

Total liabilities and shareholders’ equity	$389,696	$346,105

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$295,390	$250,618	$546,141	$494,263

Cost of revenue	265,967	226,439	491,380	446,324

Gross profit	29,423	24,179	54,761	47,939

Operating expenses
Selling, general and administrative	21,699	17,519	41,385	34,414
Depreciation and amortization	1,159	1,027	2,281	2,101

Total operating expenses	22,858	18,546	43,666	36,515

Operating income	6,565	5,633	11,095	11,424

Other expense (income)
Interest expense	5,098	5,205	10,116	10,094
Interest income	(54)	(75)	(294)	(167)
Foreign exchange (gain) loss	(1,743)	746	(1,639)	1,215
Other expense, net	53	208	62	300

Total other expense	3,354	6,084	8,245	11,442

Income (loss) before provision for income taxes	3,211	(451)	2,850	(18)

Provision for income taxes	1,129	1,148	2,086	1,694

Net income (loss)	$2,082	$(1,599)	$764	$(1,712)

Net income (loss) per weighted average share of common stock:
Basic	$12.98	$(12.36)	$5.27	$(13.23)

Diluted	$12.97	$(12.36)	$5.27	$(13.23)

Weighted average number of common shares used in per share calculation:
Basic	160,459	129,357	144,994	129,357

Diluted	160,571	129,357	145,107	129,357

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands) (Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$764	$(1,712)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	55	94
Depreciation expense	2,099	1,874
Amortization expense	1,384	1,501
Bad debt expense	511	506
Inventory obsolescence expense	134	584
Deferred income tax expense	255	68
(Gain) loss on disposal of property and equipment	(32)	6

Change in operating assets and liabilities, net of effects from business acquisition:
Decrease (increase) in:
Trade accounts receivables	2,881	1,654
Inventories	(20,504)	(25,927)
Prepaid expenses, notes receivable and other	(8,929)	(1,982)
Due from related parties	—	51
Increase (decrease) in:
Accounts payable	13,356	1,972
Accrued expenses and other	1,055	143
Due to related parties	(4)	(3)

Net cash used in operating activities	(6,975)	(21,171)

Cash flows from investing activities:
Purchases of property and equipment	(1,489)	(1,779)
Acquisition of business, net of cash acquired	(174)	—
Proceeds from notes receivable	47	—
Proceeds from disposition of assets	78	79

Net cash used in investing activities	(1,538)	(1,700)

Cash flows from financing activities:
(Payments) borrowings under lines of credit, net	(1,980)	19,051
Proceeds from borrowing under long-term debt	238	50
Payments of long-term debt	(554)	(296)
Proceeds from issuance of common stock in connection with business acquisition	15,000	—

Net cash provided by financing activities	12,704	18,805
Effect of foreign currency exchange rate changes on cash and cash equivalents	372	266

Net increase (decrease) in cash and cash equivalents	4,563	(3,800)
Cash and cash equivalents, beginning of period	$28,867	$27,234

Cash and cash equivalents, end of period	$33,430	$23,434

Supplemental disclosure of noncash investing and financing activities in connection with business acquisition:
Fair value of assets acquired	$14,944	$—
Cash received (1)	14,826	—
Fair value of liabilities assumed	(7,270)	—

Fair value of total consideration connection with business acquisition	$22,500	$—

(1)	Reflects $15,000 received on issuance of Common Stock, net of cash paid on acquisition of net assets.

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 1. Organization and Basis of Presentation

Nature of Operations

Intcomex, Inc. (“Intcomex”) is a United States (“U.S.”) based pure play value-added international distributor of computer information technology (“IT”) products focused solely on serving Latin America and the Caribbean (the “Region”). Intcomex distributes computer equipment, components, peripherals, software, computer systems, accessories, networking products, digital consumer electronics and mobile devices. Intcomex offers single source purchasing to its customers by providing an in-stock selection of products from vendors, including many of the world’s leading IT product manufacturers. The Company operates a sales and distribution center in the U.S. (the “Miami Operations”) and 25 sales and distribution centers in Latin America and the Caribbean with in-country operations in 12 countries – Argentina, Chile, Colombia, Costa Rica, Ecuador, El Salvador Guatemala, Jamaica, Mexico, Panama, Peru and Uruguay, collectively, (the “In-country Operations”).

Organization

The accompanying unaudited condensed consolidated financial statements include the accounts of Intcomex (the “Parent”) and its subsidiaries (collectively referred to herein as the “Company”) including the accounts of Intcomex Holdings, LLC (“Holdings”) (parent company of Software Brokers of America, Inc. (“SBA”), a Florida corporation), IXLA Holdings, Ltd. (“IXLA”), IFC International, LLC, a Delaware limited liability company (“IFC”), Intcomex International Holdings Cooperatief U.A., a Netherlands cooperative (“Coop”). IXLA is the Cayman Islands limited time duration holding company of 14 separate subsidiaries located in Central America, South America and the Caribbean. IFC and Coop are the parent companies of Intcomex Holdings SPC-1, LLC (“Intcomex SPC-1 Mexico”) (a dually formed company in the U.S. and Mexico and parent company of Comercializadora Intcomex, S.A. de C.V. (“Intcomex Mexico”)).

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include certain information and disclosures normally required for comprehensive annual consolidated financial statements. Therefore, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2011 (“Annual Report”). The results of operations for the three and six months ended June 30, 2011, may not be indicative of the results of operations that can be expected for the full year.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of June 30, 2011, and its results of operations for the three and six months ended June 30, 2011 and 2010 and its statements of cash flows for the six months ended June 30, 2011 and 2010. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements reflect the Company as the reporting entity for all periods presented.

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

The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable, notes receivable and other, accounts payable, accrued expenses and other approximate fair value because of the short-term nature of these items. The carrying amounts of outstanding short-term debt approximate fair value because interest rates over the term of these financial instruments approximate current market interest rates available to the Company. The current market price of outstanding long-term debt approximates fair value because the Company’s $120,000 aggregate principal amount 13 1/4% Second Priority Senior Secured Notes due December 15, 2014 (the “New 13 1/4% Senior Notes”) are currently tradable under the Securities Act of 1933 Rule 144A, Private Resales of Securities to Institutions. As of June 30, 2011, the New 13 1/4% Senior Notes were tradable at 100.5 of the principal amount.

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

The amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices approximates the fair value of derivative financial instruments. The Company’s foreign currency forward contracts are measured on a recurring basis based on foreign currency spot rates quoted by financial institutions (Level 2) and are marked-to-market each period with gains and losses on these contracts recorded in foreign exchange (gain) loss in the Company’s unaudited, condensed consolidated statements of operations in the period in which the value changes with the offsetting amount for unsettled positions included in other current assets or liabilities in the unaudited condensed, consolidated balance sheets. The location and amounts of the fair value in the consolidated balance sheets and (gain) loss in the statements of operations related to the Company’s derivative instruments are described in “Note 9. Fair Value of Derivative Instruments” in these Notes to Condensed Consolidated Financial Statements (Unaudited).

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

There were no changes to the Company’s valuation methodology for assets and liabilities measured at fair value during the three and six months ended June 30, 2011 and 2010. The Company did not have any foreign currency collars or contracts outstanding as of June 30, 2011 and December 31, 2010.

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

Prior to April 19, 2011, the Company had two classes of common stock: voting (the “Common Stock”) and Class B, non-voting common stock (the “Original Class B Common Stock”) (collectively herein referred to as the “Original Common Stock”). The two classes of common stock had substantially identical rights with respect to any dividends or distributions of cash or property declared on shares of common stock and ranked equally as to the right to receive proceeds on liquidation or dissolution of the Company after the payment of the Company’s indebtedness. The Company used the two-class method for calculating net income (loss) per share. Basic and diluted net income (loss) per share of common stock are the same.

On April 19, 2011, the Company amended its certificate of incorporation, to increase the number of authorized shares of Common Stock to 200,000 shares, eliminate the Original Class B Common Stock and convert all outstanding shares of Original Class B Common Stock to shares of Common Stock.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The following table sets forth the computation of basic and diluted net income (loss) per weighted average share of common stock for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Numerator for basic and diluted net income (loss) per share of common stock (1):
Net income (loss)	$2,082	$(1,599)	$764	$1,712

Denominator:
Denominator for basic net income (loss) per share of common stock (1) – weighted average shares	160,459	129,357	144,994	129,357

Effect of dilutive securities:
Stock options and unvested restricted shares of common stock (2)	—	—	—	—

Denominator for diluted net income (loss) per share of common stock – adjusted weighted average shares	160,571	129,357	145,107	129,357

Net income (loss) per share of common stock:
Basic	$12.98	$(12.36)	$5.27	$(13.23)

Diluted	$12.97	$(12.36)	$5.27	$(13.23)

(1)	Basic and diluted net income (loss) per share of common stock were calculated using the Common Stock for the three and six months ended June 30, 2011 and the Original Common Stock in the denominator for the three and six months ended June 30, 2010.
(2)	The stock options were antidilutive as of June 30, 2011, as the fair value was below the exercise price of the options for the three and six months ended June 30, 2011. The stock options were antidilutive as of June 30, 2010, as the Company had a net loss for the three and six months ended June 30, 2010. The shares of restricted Common Stock were antidilutive during the three and six months ended June 30, 2011 and the shares of restricted Original Class B Common Stock, non-voting were antidilutive during the three and six months ended June 30, 2011 and 2010.

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 to its audited consolidated financial statements included in the Company’s Annual Report. These accounting policies have not significantly changed.

Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income to increase the prominence of other comprehensive income in the financial statements. This ASU 2011-05 provides that an entity that reports items of other comprehensive income has the option to present comprehensive income in either a single statement with the components of net income, other comprehensive income and total net income, other comprehensive income and comprehensive income or in 2 statements with the components and total of net income in 1 statement and components of other comprehensive income and total other comprehensive income and comprehensive income the in the second statement immediately following the first statement. This standard is effective for fiscal years and interim periods within those years beginning December 15, 2011. The Company does not expect the adoption of this guidance will have a material impact on its unaudited condensed financial statements.

In May 2011, the FASB and International Accounting Standards Board (“IASB”) issued a new accounting standard that amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This accounting standard does not extend the use of fair value accounting but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards (“IFRS”). This standard is effective beginning with the quarter ending April 30, 2012. The Company does not expect the adoption of this guidance will have a material impact on its unaudited condensed financial statements.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 3. Acquisition of Business

On April 19, 2011 (the “Acquisition Date”), the Company and two of its subsidiaries, Intcomex Colombia LTDA (“Intcomex Colombia”) and Intcomex de Guatemala, S.A., (“Intcomex Guatemala) completed an investment agreement (the “Brightpoint Acquisition”) with two subsidiaries of Brightpoint, Inc., Brightpoint Latin America and Brightpoint International Ltd (collectively herein referred to as “Brightpoint”). Pursuant to such agreement, the Company issued 38,769 shares of its Common Stock to Brightpoint Latin America, and in exchange, received approximately $15,000 in cash, net, subject to adjustment, and acquired certain assets and liabilities of the Brightpoint Latin America operations and the equity associated with their operations in Colombia and Guatemela. The Company included the financial results of Brightpoint in its unaudited condensed consolidated financial statements from the Acquisition Date. These results were not material to the Company’s unaudited condensed consolidated financial statements. The cash flows from the transaction have been presented in the unaudited condensed consolidated statement of cash flows as $15,000 received on the issuance of Common Stock in cash flows from financing activities and $174, net, paid on acquisition of net assets in cash flows from investing activities.

The Company engaged independent valuation experts to assist in the determination of the fair value of the assets and liabilities acquired in the Brightpoint Acquisition, which has not yet been finalized. The total preliminary transaction value was approximately $22,500, consisting of net cash received of approximately $15,000, subject to adjustment, and $7,500 in acquired net assets. In allocating the total preliminary purchase price based on estimated fair values, at the Acquisition Date, the Company recognized the following preliminary amounts of assets acquired and liabilities assumed and the total consideration in the Brightpoint Acquisition:

Total Consideration in the Brightpoint Acquisition:

Fair value of total consideration transferred	$22,500

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed at Acquisition:

Assets
Current assets
Cash (1)	$14,826
Accounts receivable	938
Inventories	6,953
Prepaid expenses	116

Total current assets	22,833
Acquired intangible assets	6,937

Total assets	$29,770

Liabilities and Shareholders’ Equity
Liabilities
Current liabilities
Accounts payable	$5,789
Accrued expense	1,481

Total current liabilities	7,270
Shareholders’ equity
Additional paid in capital	22,500

Total shareholders’ equity	22,500

Total liabilities and shareholders’ equity	$29,770

(1)	Reflects $15,000 received on issuance of Common Stock, net of cash paid on acquisition of net assets.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The preliminary purchase price allocation for the Brighpoint Acquisition was based upon the Company’s preliminary calculations, valuation, estimates and assumptions, which are subject to change, as the Company obtains additional information for the estimates during the respective measurement period of no later than one year from the Acquisition Date. The primary areas of those preliminary purchase price allocations that are not yet finalized relate to certain tangible assets acquired and liabilities assumed, identifiable intangible assets, taxes, valuation of equity consideration and residual goodwill.

The Brightpoint Acquisition is not material for the pro-forma disclosure in the notes to unaudited condensed consolidated financial statements.

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	June 30, 2011	December 31, 2010
Property and equipment, net
Land	$760	$760
Building and leasehold improvements	9,489	9,333
Office furniture, vehicles and equipment	11,663	11,749
Warehouse equipment	2,510	2,506
Software	11,091	9,788

Total property and equipment	35,513	34,136
Less accumulated depreciation	(19,794)	(17,806)

Total property and equipment, net	$15,719	$16,330

Note 5. Goodwill and Identifiable Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The changes in the carrying amount of goodwill relate to the accumulated foreign currency translation effect of the Mexican Peso and consisted of the following for the periods presented:

As of June 30, 2011	Miami Operations	In-Country Operations	Total
Goodwill	$11,531	$21,268	$32,799
Accumulated impairment losses	(11,531)	(7,246)	(18,777)

Total goodwill	$—	$14,022	$14,022

As of December 31, 2010
Goodwill	$11,531	$21,108	$32,639
Accumulated impairment losses	(11,531)	(7,246)	(18,777)

Total goodwill	$—	$13,862	$13,862

For the three and six months ended June 30, 2011, the change in goodwill reflects a net translation adjustment of $40 and $160 related to the Company’s operations in Mexico. There were no goodwill impairment charges recorded for the three and six months ended June 30, 2011 and 2010.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Identifiable Intangible Assets, Net

Identifiable intangible assets, net consisted of the assets of Intcomex Mexico including the following:

As of June 30, 2011	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships	$3,630	$(2,207)	$(121)	$1,302	10.0

Total identifiable intangible assets, net	$3,630	$(2,207)	$(121)	$1,302

As of December 31, 2010	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships	$3,630	$(2,025)	$(209)	$1,396	10.0

Total identifiable intangible assets, net	$3,630	$(2,025)	$(209)	$1,396

For the three and six months ended June 30, 2011, the Company recorded amortization expense related to the intangible assets of $91 and $182, respectively. For the three and six months ended June 30, 2010, the Company recorded amortization expense related to the intangible assets of $109 and $227, respectively. There was no impairment charge for identifiable intangible assets for the three and six months ended June 30, 2011 and 2010.

Note 6. Lines of Credit

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

The outstanding balance of lines of credits consisted of the following:

	As of
	June 30, 2011	December 31, 2010
Lines of credit
SBA Miami	$11,118	$16,877

Others	8,158	4,379

Total lines of credit	$19,276	$21,256

The change in the outstanding balance was primarily attributable to SBA’s decreased borrowing under its revolving credit facility. As of June 30, 2011 and December 31, 2010, the total remaining credit amount available was $31,157 and $23,789, respectively.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

SBA Miami—Comerica Bank Senior Secured Revolving Credit Facility

On December 22, 2009, SBA closed a senior secured revolving credit facility with Comerica Bank (the “Comerica Credit Facility”), replacing the previous revolving credit facility with a three-year facility maturing in January 2013. As of December 31, 2010, the aggregate size of the Comerica Credit Facility was $30,000, including letter of credit commitments of $2,000 and a capital expenditures limit of $1,000.

On May 21, 2010, SBA and Comerica Bank executed an amendment to the Comerica Credit Facility, amending the definition of consolidated net income to exclude, in the event of an initial public offering (“IPO”), not more than $12 of interest charges arising from the accelerated amortization of the original issue discount, capitalized debt expense and premiums associated with a redemption of the Company’s $120,000 aggregate principal amount of its Original 13 1/4% Second Priority Senior Secured Notes due December 15, 2014 not registered under the Securities Act of 1933, with an interest rate of 13.25% per year, payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2010 (the “Original 13 1/4% Senior Notes”) in connection with an IPO.

On June 4, 2010, SBA and Comerica Bank executed a second amendment to the Comerica Credit Facility, increasing the revolving credit commitment by $10,000, the maximum optional increase permitted in accordance with the terms of the facility, from its original aggregate size of $20,000 to $30,000. Under the amendment, interest was due monthly at the daily adjusting LIBOR rate, at no time less than 2.0% per annum (unless in the event of an IPO, in which case 1.0% per annum), plus an applicable margin of 3.0% per annum, unless in the event of an IPO and provided that no default occurs, when interest will accrue at a rate equal to the daily adjusting LIBOR rate plus an applicable margin of 2.75% per annum. The amendment also amended the borrowing capacity to reflect advances under the facility to be provided based upon 85.0% of eligible domestic and foreign accounts receivable plus the lesser of 60.0% of eligible domestic inventory or $16,000, plus the lesser of 90.0% of eligible standby letters of credit or $3,000. The Company was required to maintain consolidated net income of not less than $0 for the period of four consecutive fiscal quarters as of the end of each fiscal quarter ending June 30, 2010 and each fiscal quarter ended thereafter.

The Comerica Credit Facility contained certain financial and non-financial covenants, including but not limited to, maintenance of a minimum level of tangible effective net worth, as defined and annual limitations on capital expenditures. The facility contained a number of covenants that, among other things, restricted SBA’s ability to: (i) incur additional indebtedness; (ii) make certain capital expenditures; (iii) guarantee certain obligations; (iv) create or allow liens on certain assets; (v) make investments, loans or advances; (vi) pay dividends, make distributions or undertake stock and other equity interest buybacks; (vii) make certain acquisitions; (viii) engage in mergers, consolidations or sales of assets; (ix) use the proceeds of the revolving credit facility for certain purposes; (x) enter into transactions with affiliates in non-arms’ length transactions; (xi) make certain payments on subordinated indebtedness; and (xii) acquire or sell subsidiaries. The Comerica Credit Facility also required SBA to maintain certain ratios of debt, income, net worth and other restrictive financial covenants.

Borrowings under the Comerica Credit Facility were secured on a first priority basis with all the assets of SBA and could be repaid and re-borrowed at any time during the term of the facility. Borrowing capacity was established bi-monthly based upon certain parameters established under the facility. Advances under the facility were provided based on 85.0% of eligible domestic and foreign accounts receivable plus 60.0% of eligible domestic inventory, less any credit facility reserves.

On March 28, 2011, SBA obtained a waiver of certain covenant defaults that existed as of December 31, 2010. SBA obtained an amendment to the Comerica Credit Facility, reducing the aggregate size of the facility to $25,000 and updating the financial convents requiring SBA to:

•

maintain a total leverage ratio of not greater than 5.00 to 1.00 for the quarters ending March 31, 2011 and June 30, 2011, 4.50 to 1.00 for the quarters ending September 30, 2011 and December 31, 2011 and 4.00 to 1.00 for the quarter ending March 31, 2012 and each quarter ending thereafter; and

•

maintain on a year-to-date basis through December 31, 2011, consolidated net income of not less than $(2,500) for the quarter ended March 31, 2011, $(2,000 for the quarter ended June 30, 2011, $(1,500) for the quarter ended September 30, 2011, $(1,000) for the quarter ended December 31, 2011, and, on a rolling four-quarter basis, not less than $0 for the quarter ended March 31, 2012 and each quarter ending thereafter.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

As of June 30, 2011 and December 31, 2010, SBA’s outstanding draws against the Comerica Credit Facility were $8,648 and $15,186, respectively, and the remaining amounts available were $13,682 and $12,923, respectively. As of June 30, 2011 and December 31, 2010, SBA’s outstanding checks issued in excess of bank balances were $2,471 and $1,691, respectively, and outstanding undrawn stand-by letters of credit were $200.

As of June 30, 2011, SBA was in compliance with all of its covenants under the Comerica Credit Facility.

SBA Miami—PNC Bank Revolving Credit Facility

On July 25, 2011, SBA terminated the Comerica Credit Facility with Comerica Bank and, collectively with its consolidated subsidiaries, replaced it with a revolving credit and security agreement with PNC Bank (the “PNC Credit Facility”). On July 26, 2011, SBA paid the remaining balance outstanding of $15,103 with proceeds from its PNC Credit Facility and had no outstanding borrowings under the Comerica Credit Facility. The PNC Credit Facility provides for a secured revolving credit facility in the aggregate amount of $30.0 million, including standby letters of credit commitments in an aggregate undrawn face amount of up to $3.0 million. The borrowing capacity under the PNC Credit Facility is based upon 85.0% of eligible accounts receivable, plus the lesser of: (i) 60.0% of eligible domestic inventory; (ii) 90% of the liquidation value of eligible inventory; or (iii) $16.5 million. The PNC Credit Facility has a three-year term and is scheduled to mature on July 25, 2014. SBA’s obligations under the PNC Credit Facility are secured by a first priority general lien on all of its assets. The Company entered into a guaranty agreement with PNC Bank to guarantee the performance of SBA’s obligations under the PNC Credit Facility. SBA will use the PNC Credit Facility for working capital, capital expenditures and general corporate purposes.

Borrowings under the PNC Credit Facility bear interest at the daily PNC Bank prime rate plus applicable margin of up to 0.50%, but not less than the federal funds open rate plus 0.50%, or the daily LIBOR rate plus 1.0%, whichever is greater. Alternatively, at SBA’s option, borrowings may bear interest at a rate based on 30, 60 or 90 Day LIBOR plus an applicable margin of up to 2.75%, and in each such case payment is due at the end of the respective period. Additional default interest of 2.0% is payable after an event default. The PNC Credit Facility also requires SBA to pay a monthly maintenance fee and commitment fee of 0.25% of the unused commitment amount.

The PNC Credit Facility contains provisions requiring the Company and SBA to maintain compliance with minimum consolidated fixed charge coverage ratios each not less than 1.00 to 1.00 for the Company and 1.10 to 1.00 for SBA, in each case, for the three quarter period ending September 30, 2011, and the four quarter period ending December 31, 2011 and as of the end of each fiscal quarter thereafter. The PNC Credit Facility is subject to several customary covenants and certain events of default, including, but not limited to, non-payment of principal or interest on obligations when due, violation of covenants, creation of liens, breaches of representations and warranties, cross default to certain other indebtedness, bankruptcy events and change of ownership or control. In addition, the PNC Credit Facility contains a number of covenants that, among other things, restrict SBA’s ability to: (i) incur additional indebtedness; (ii) make certain capital expenditures; (iii) guarantee certain obligations; (iv) create or allow liens on certain assets; (v) make investments, loans or advances; (vi) pay dividends, make distributions or undertake stock and other equity interest buybacks; (vii) make certain acquisitions; (viii) engage in mergers, consolidations or sales of assets; (ix) use the proceeds of the revolving credit facility for certain purposes; (x) enter into transactions with affiliates in non-arms’ length transactions; (xi) make certain payments on subordinated indebtedness; and (xii) acquire or sell subsidiaries.

Other Lines of Credit

The Company’s In-country Operations has lines of credit with various local financial institutions. The lines of credit carry interest rates ranging from 1.0% to 9.8% with maturity dates from August 2011 to June 2012.

As of June 30, 2011 and December 31, 2010, Intcomex S.A. (“Intcomex Chile”) had undrawn stand-by letters of credit of $24,200 and $13,200, respectively.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 7. Long-Term Debt

Long-term debt consisted of the following for the periods presented:

	As of
	June 30, 2011	December 31, 2010
Long-term debt, net of current portion
Intcomex, Inc. – New 13 1/4% Senior Notes, net of discount of $4,741 and Original 13 1/4% Senior Notes, net of discount of $5,317, at June 30, 2011 and December 31, 2010, respectively	$115,258	$114,683
Other, including various capital leases	1,252	1,568

Total long-term debt	116,510	116,251
Current maturities of long-term debt	5,668	(5,693)

Total long-term debt, net of current portion	$110,842	$110,558

Intcomex, Inc. –13 1/4% Senior Notes

On December 22, 2009, the Company completed a private offering to eligible purchasers of the Original 13 1/4% Senior Notes (the “Original 13 1/4% Senior Notes Offering”) The Original 13 1/4% Senior Notes were offered at an initial offering price of 94.43% of par, or an effective yield to maturity of approximately 14.875%.

The Company used the net proceeds from the Original 13 1/4% Senior Notes Offering to, among other things, repay borrowings under its previous credit facility, fund the repurchase, redemption or other discharge of its prior 11 3/4% Second Priority Senior Secured Notes, due January 15, 2011 (the “Prior 11 3/4% Senior Notes”), for which it conducted a tender offer, and for general corporate purposes.

In connection with the Original 13 1/4% Senior Notes Offering, the Company and certain subsidiaries of the Company that guaranteed the Company’s obligations (the “Guarantors”) entered into an indenture (the “13 1/4% Senior Notes Indenture”) with The Bank of New York Mellon Trust Company, N.A., (the “Trustee”), relating to the Original 13 1/4% Senior Notes. The Company’s obligations under the Original 13 1/4% Senior Notes and the Guarantors’ obligations under the guarantees will be secured on a second priority basis by a lien on 100% of the capital stock of certain of the Company’s and each Guarantor’s directly owned domestic restricted subsidiaries; 65% of the capital stock of the Company’s and each Guarantor’s directly owned foreign restricted subsidiaries; and substantially all the assets of SBA, to the extent that those assets secure the Comerica Credit Facility, subject to certain exceptions.

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

The indenture governing the Company’s New 13 1/4% Senior Notes imposes operating and financial restriction on the Company. These restrictive covenants limit the Company’s ability, among other things to: (i) incur additional indebtedness or enter into sale and leaseback obligations; (ii) pay certain dividends or make certain distributions on the Company’s capital stock or repurchase the Company’s capital stock; (iii) make certain investments or other restricted payments; (iv) place restrictions on the ability of subsidiaries to pay dividends or make other payments to the Company; (v) engage in transactions with shareholders or affiliates; (vi) sell certain assets or merge with or into other companies; (vii) guarantee indebtedness; and (viii) create liens. The Company may only pay a dividend if the Company is in compliance with all covenants and restrictions in the indenture prior to and after payment of a dividend.

On June 15, 2010 and December 15, 2010, the Company made mandatory semi-annual interest payments of $7,641 and $7,950, respectively, on the Original 13 1/4% Senior Notes. On June 15, 2011, the Company made a mandatory semi-annual interest payment of $7,950 on the New 13 1/4% Senior Notes. As of June 30, 2011 and December 31, 2010, the carrying value of the $120,000 principal amount of the New 13 1/4% Senior Notes was $115,258 and the Original 13 1/4% Senior Notes and $114,683, respectively. As of June 30, 2011 and December 31, 2010, the Company was in compliance with all of the covenants and restrictions under the Original 13 1/4% Senior Notes and the New 13 1/4% Senior Notes, respectively.

SBA – Capital lease

On April 30, 2007, SBA entered into a lease agreement with Comerica Bank in the principal amount of $1,505 for the lease of the Miami office and warehouse equipment. Interest is due monthly at 6.84% of the total equipment costs and all outstanding amounts are due April 30, 2012. As of June 30, 2011 and December 31, 2010, $377 and $539, respectively, remained outstanding under the lease agreement.

Note 8. Income Taxes

Income tax provision consists of the following for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Income tax provision
Current (benefit) expense:
Federal and state	$—	$(26)	$—	$37
Foreign	1,215	1,268	1,932	1,589

Total current expense	1,215	1,242	1,932	1,626

Deferred (benefit) expense
Federal and state	—	(2)	—	(65)
Foreign	(86)	(92)	154	133

Total deferred (benefit) expense	(86)	(94)	154	68

Total income tax provision	$1,129	$1,148	$2,086	$1,694

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2011	%	2010	%	2011	%	2010	%
Effective tax rate
(Loss) income before provision for income taxes:
U.S	$(2,771)		$(3,610)		$(6,320)		$(7,138)
Foreign	5,982		3,159		9,170		7,120

Income (loss) before provision for income taxes	$3,211		$(451)		$2,850		$(18)

Tax at statutory rate	$1,092	34%	$(153)	34%	$969	34%	$(6)	34%
State income taxes, net of federal income tax provision for income taxes	(98)	(3)%	(283)	63%	(280)	(10)%	(378)	2,100%
Effect of tax rates on non-U.S. operations	(673)	(21)%	(199)	44%	(750)	(26)%	(785)	4,361%
Change in valuation allowance	808	25%	1,783	(395)%	2,147	75%	2,863	(15,906)%

Effective tax provision for income taxes	$1,129	35%	$1,148	(254)%	$2,086	73%	$1,694	(9,411)%

The effective tax provision remained relatively the same for the three months ended June 30, 2011 and 2010. The effective tax provision increased for the six months ended June 30, 2011, as compared to the same period in the prior year as a result of the increase in income before provision for income taxes and the additional valuation allowances recorded in the U.S. and related to the NOLs generated by the Company’s U.S. operations.

The Company’s net deferred tax assets were attributable to the following:

	As of
	June 30, 2011	December 31, 2010
Deferred tax assets
Current assets:
Allowance for doubtful accounts	$979	$1,047
Inventories	732	926
Accrued expenses	465	802
Other	569	405

Total current assets	2,745	3,180

Non-current assets:
Tax goodwill	494	617
Net operating losses	24,196	22,155
Other	1,358	1,254
Valuation allowances	(14,711)	(12,565)

Total non-current assets	11,337	11,461

Total deferred tax assets	$14,082	$14,641

Deferred tax liabilities
Current liabilities:
Other	$(137)	$(261)

Total current liabilities	(137)	(261)

Non-current liabilities:
Fixed assets	(1,909)	(2,041)
Amortizable intangible assets	(449)	(499)
Other	(23)	(21)

Total non-current liabilities	(2,381)	(2,561)

Total deferred tax liabilities	(2,518)	(2,822)

Net deferred tax assets	$11,564	$11,819

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

As of June 30, 2011 and December 31, 2010, the balance of SBA’s tax goodwill was $1,313 and $1,641, respectively. SBA recorded tax goodwill of approximately $9,843 in July 1998, which is being amortized for tax purposes over 15 years. SBA established $262 of deferred tax assets for foreign withholding taxes paid in El Salvador during 2005.

As of June 30, 2011 and December 31, 2010, the Company’s U.S. federal and state of Florida net operating losses (“NOLs”) resulted in $21,806 and $19,865, respectively, of deferred tax assets, which will begin to expire in 2026. The Company analyzed the available evidence related to the realization of the deferred tax assets, considered the current downturn in the recent global economic environment and determined it is now more likely than not that the Company will not recognize a portion of its deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies.

The Company establishes a valuation allowance against its NOLs when it does not believe that it will realize the full benefit of the NOLs. As of June 30, 2011 and December 31, 2010, the Company recorded a valuation allowance of $14,711 and $12,565, respectively, against the respective NOLs, of which $12,439 and $10,417, respectively, related to the U.S. and $2,272 and $2,148, respectively, related to the Company’s In-country Operations.

As of June 30, 2011 and 2010, the Company did not recognize any subpart F income related to intercompany loans from its foreign affiliates. The Company did not provide additional tax provisions for future realization of subpart F income.

The Company’s NOLs, deferred tax asset resulting from the NOLs and the related valuation allowance consisted of the following for the periods presented:

	As of June 30, 2011				As of December 31, 2010
	Gross NOL	NOL Deferred Tax Asset	Valuation Allowance	NOL Expiration	Gross NOL	NOL Deferred Tax Asset	Valuation Allowance	NOL Expiration
U.S. federal and state	$60,058	$21,806	$12,439		$55,310	$19,865	$10,417
Foreign
Intcomex Argentina S.R.L.	5,400	1,890	1,890	2011	5,046	1,766	1,766	2011
Intcomex Jamaica Ltd.	354	118	—		426	142	—
Intcomex Mexico	1,274	382	382	2018	1,277	382	382	2018

Total foreign	$7,028	$2,390	$2,272		$6,749	$2,290	$2,148

Total	$67,086	$24,196	$14,711		$62,059	$22,155	$12,565

A future ownership change could limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. On April 19, 2011, the Company issued 38,769 shares of Common Stock, pursuant to the Brightpoint Acquisition.

The undistributed earnings in foreign subsidiaries are permanently invested abroad and will not be repatriated to the U.S. in the foreseeable future. Because they are considered to be indefinitely reinvested, no U.S. federal or state deferred income taxes have been provided on these earnings. Upon distribution of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries in which the Company operates. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. foreign income tax liability that would be payable if such earnings were not reinvested indefinitely.

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

All derivative instruments are recorded in the Company’s consolidated balance sheet at fair value which represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices. The derivative instruments are not designated as hedging instruments and therefore, the changes in fair value are recognized currently in earnings during the period of change. The notional amount of forward exchange contracts is the amount of foreign currency bought or sold at maturity and is indicative of the extent of the Company’s involvement in the various types and uses of derivative instruments, but not a measure of the Company’s exposure to credit or market risks through its use of derivative instruments. The Company did not have any derivative instruments outstanding as of June 30, 2011 and December 31, 2010.

	(Gain)/Loss for the
	Statement of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
Derivative instruments not designated or qualifying as hedging instruments under ASC 815:
Foreign currency contracts	Other (income) expense	$—	$(768)	$—	$(768)

Total		$—	$(768)	$—	$(768)

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 10. Share-Based Compensation

On April 19, 2011, the Company amended its certificate of incorporation, which increased the number of authorized shares of Common Stock to 200,000 shares, eliminated the Original Class B Common Stock and converted all outstanding shares of Original Class B Common Stock into shares of Common Stock, as described in “Note 1. Organization and Basis of Presentation” in these Notes to Condensed Consolidated Financial Statements (Unaudited).

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

Compensation expense related to the Company’s share-based compensation arrangements consists of the following for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Share-based compensation arrangements charged against income:
Stock options (1)	$—	$11	$—	$56
Restricted shares (2)	27	19	55	38

Total	$27	$30	$55	$94

(1)	Stock options were issued pursuant to the 2007 Founders’ Grant Stock Option Plan (the “2007 Founders’ Option Plan”).
(2)	Restricted shares were issued pursuant to the 2008, 2009 and 2010 Restricted Stock Issuances.

Outstanding compensation costs related to the Company’s unvested share-based compensation arrangements consisted of the following:

	As of
	June 30, 2011	December 31, 2010
Outstanding compensation costs for unvested share-based compensation arrangements:
Stock options (1)	$—	$—
Restricted shares (2)	97	152

Total	$97	$152

(1)	Stock options were issued pursuant to the 2007 Founders’ Option Plan.
(2)	Restricted shares were issued pursuant to the 2008, 2009 and 2010 Restricted Stock Issuances.

As of June 30, 2011 and December 31, 2010, the outstanding compensation costs for unvested share-based compensation arrangements will be recognized over a weighted-average period of 1.7 and 2.0 years, respectively.

Stock Options

In February 2007, options to acquire an aggregate of 1,540 shares of the Original Class B Common Stock were granted under the 2007 Founders’ Option Plan to certain management employees and independent, non-employee directors. The options were granted at an exercise price of $1,077 per share, which was equal to the fair value of the Company’s Original Common Stock on the date of grant. The weighted-average grant date fair value of the options granted during the year ended December 31, 2007 was $566 per share. The shares vest ratably over a three-year vesting period of one-third per year on the annual anniversary date and expire 10 years from the date of grant. Pursuant to the amendment to the Company’s certificate of incorporation on April 19, 2011, all previously granted stock options to acquire shares of Original Class B Common Stock are exercisable for the identical number of shares of Common Stock. There were no stock options granted during the three and six months ended June 30, 2011 and 2010. As of June 30, 2011 and December 31, 2010, all of the outstanding options were vested.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

A summary of the stock option activity under the 2007 Founders’ Option Plan and changes during the periods presented, consisted of the following:

	Shares	Weighted-Average Exercise Price per Share (in dollars)	Weighted-Average Remaining Contractual Term (in years)
Outstanding at January 1, 2010	1,280	$1,077	7.2

Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2010	1,280	$1,077	6.1

Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2011	1,280	$1,077	5.6

Vested and expected to vest at June 30, 2011	1,280	$1,077	5.6

Exercisable at June 30, 2011	1,280	$1,077	5.6

The options were antidilutive as of June 30, 2011, as the fair value was below the exercise price of the options. The stock options were anti-dilutive as of December 31, 2010, as the Company had a net loss as of the year ended December 31, 2010. The fair value of the options was determined using the Black-Scholes option pricing model as of April 23, 2007, the measurement date or the date the Company received unanimous approval from shareholders for the 2007 Founders’ Option Plan. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, and requires the input of subjective assumptions, including expected price volatility and term. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options. Projected data related to the expected volatility and expected life of stock options is typically based upon historical and other information. The fair value of the options granted in 2007 was estimated at the date of grant using the following assumptions:

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Restricted Shares of Common Stock

In February 2008, the Company’s Board of Directors authorized, and in June 2008, the Company’s shareholders approved the issuance of 73 restricted shares of the Original Class B Common Stock, with a three-year cliff vesting period to the Company’s director Mr. Adolfo Henriques, as the initial equity consideration for his election to the Board of Directors and 41 restricted shares of the Original Class B Common Stock, with a three-year cliff vesting period to each of the Company’s director Mr. Thomas A. Madden and the Company’s former director Ms. Carol Miltner, as annual equity consideration for their board membership, (collectively the “2008 Restricted Stock Issuances”). In January 2009, Ms. Miltner surrendered her right to the restricted shares of the Original Class B Common Stock in accordance with the terms of her resignation agreement with the Company.

In May 2009, the Company’s Board of Directors authorized and the Company’s shareholders approved the issuance of 96 restricted shares of the Original Class B Common Stock, with a three-year cliff vesting period to each of the Company’s directors Messrs. Henriques and Madden, as annual equity consideration for their board membership (collectively the “2009 Restricted Stock Issuance”).

In September 2009, the Company’s Board of Directors approved, subject to shareholder approval, the designation of an additional 1,000 shares of the Original Class B Common Stock, to be reserved for the grant of restricted stock to the Company’s Board of Directors.

In June 2010, the Company’s Board of Directors authorized and the Company’s shareholders approved the issuance of 64 restricted shares of the Original Class B Common Stock, with a three-year cliff vesting period to each of the Company’s directors Messrs. Henriques and Madden, as annual equity consideration for their board membership (collectively the “2010 Restricted Stock Issuance”).

On April 1, 2011, the Company adopted a basic employee membership restricted stock grant agreement compensation plan for eligible employees to receive compensation in the form of restricted shares of Common Stock. As of June 30, 2011, there have not been any shares of Common Stock granted or issued under this plan.

On April 19, 2011, the Company filed an amendment to its certificate of incorporation pursuant to which each outstanding share of the Original Class B Common Stock was automatically converted into one share of voting Common Stock. As of the filing of such amendment, the Company no longer has any shares of Class B, non-voting common stock authorized, issued or outstanding. Pursuant to the amendment to the Company’s certificate of incorporation, all previously granted restricted shares of Original Class B Common Stock were converted into restricted shares of Common Stock.

On June 30, 2011, the 73 and 41 restricted shares of Common Stock that were issued in June 2008, to Messrs. Henriques and Madden, respectively, vested.

A summary of the unvested restricted shares of Class B common stock, non-voting award activity and changes during the periods presented consisted of the following:

	Restricted Common Stock (in shares)	Weighted-Average Grant-Date Fair Value per Share (in dollars)
Unvested Balance at January 1, 2010	306	$1,040	(1)

Granted	128	$790	(2)
Vested	—	—
Forfeited	—	—

Unvested Balance at December 31, 2010	434	$899	(1)

Granted	—	—
Vested	114	—
Forfeited	—	—

Unvested Balance at June 30, 2011	320	$943	(1)

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

(1)	The fair value was determined using the weighted-average fair value per share to reflect the portion of the period during which shares were outstanding.
(2)	The fair value was determined as of the date the Company granted the shares.

Note 11. Commitments and Contingencies and Other

Commitments and Contingencies

The Company accrues for contingent obligations when the obligation is probable and the amount is reasonably estimable. As facts concerning contingencies become known, the Company reassesses its position and make appropriate adjustments to the financial statements. Estimates that require judgment and are particularly sensitive to future changes include those related to taxes, legal matters, the imposition of international governmental monetary, fiscal or other controls, changes in the interpretation and enforcement of international laws (in particular related to items such as duty and taxation), and the impact of local economic conditions and practices, which are all subject to change as events evolve and as additional information becomes available.

Litigation

As part of the Company’s normal course of business, the Company is involved in certain claims, regulatory and tax matters. In the opinion of the Company’s management, the final disposition of such matters will not have a material adverse impact on the Company’s results of operations and financial condition.

Leases

The Company leases office, warehouse facilities, and warehouse equipment under non-cancelable operating leases, including a 10-year lease for 221,021 square feet of office and warehouse space in Miami, Florida. The commencement date of the lease was May 1, 2007, with a base rent expense of $146 per month and an annual 3.0% escalation clause.

Indemnity Letter Agreement

On March 16, 2011, the Company entered into an indemnity letter agreement with the Anthony and Michael Shalom, (the “Shaloms”) and a CVC International subsidiary, CVCI Intcomex Investment LP (“CVCI Investment”), pursuant to which the Company agreed to return approximately $927 (the “Reimbursement Amount”) to the Shaloms. The return of the Reimbursement Amount is a result of an overpayment by the Shaloms of an indemnification payment owed to CVCI Investment and paid to the Company pursuant to an indemnity agreement letter between the Shaloms and CVCI Investment, dated as of June 29, 2007. The Reimbursement Amount is payable at the earlier of: (i) such time that such payment is not prohibited by any agreement by which the Company or any of its subsidiaries is bound; and (ii) a change of control other than that as a result of an IPO.

Note 12. Additional Paid in Capital

Total compensation expense for share-based compensation arrangements charged against income was $27 and $30 for the three months ended June 30, 2011 and 2010, respectively, and $55 and $94 for the six months ended June 30, 2011 and 2010, respectively. For a detailed discussion of the share-based compensation, see “Note 10. Share-Based Compensation” in these Notes to Condensed Consolidated Financial Statements (Unaudited).

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

Inter-segment revenue primarily represents intercompany revenue between the Miami Operations and the In-country Operations at established prices. Intercompany revenue between the related companies is eliminated in consolidation. The measure for the Company’s segment profit is operating income. Financial information by geographic operating segment is as follows for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Statement of Operations Data:
Revenue
Miami Operations
Revenue from unaffiliated customers (1)	$78,448	$54,639	$139,390	$114,055
Intersegment	82,739	68,510	155,826	146,658

Total Miami Operations	161,187	123,149	295,216	260,713
In-country Operations
In-country Operations, excluding Intcomex Chile	156,945	131,211	294,545	257,945
Intcomex Chile	59,997	64,768	112,206	122,263

In-country Operations	216,942	195,979	406,751	380,208
Eliminations of inter-segment	(82,739)	(68,510)	(155,826)	(146,658)

Total revenue	$295,390	$250,618	$546,141	$494,263

Operating income
Miami Operations	$2,267	$1,323	$3,683	$2,459
In-country Operations	4,298	4,310	7,412	8,965

Total operating income	$6,565	$5,633	$11,095	$11,424

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

	As of
	June 30, 2011	December 31, 2010
Balance Sheet Data:
Assets
Miami Operations	$148,403	$125,711
In-country Operations
In-country Operations, excluding Intcomex Chile	125,486	117,598
Intcomex Chile	115,807	102,796

In-country Operations	241,293	220,394

Total assets	$389,696	$346,105

Property & equipment, net
Miami Operations	$6,820	$7,064
In-country Operations	8,899	9,266

Total property & equipment, net	$15,719	$16,330

Goodwill
Miami Operations	$—	$—
In-country Operations	14,022	13,862

Total goodwill	$14,022	$13,862

(1)	For purposes of geographic disclosure, revenue is attributable to the country in which the Company’s individual business resides.

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

The Rule 3-16 requirement to file separate financial statements of a subsidiary is triggered if the aggregate principal amount, par value, or book value of the capital stock of the subsidiary, as carried by the registrant, or the market value of such capital stock, whichever is greatest, equals 20% or more of the principal amount of the notes. These values are calculated by using a discounted cash flow model that combines the unlevered free cash flows from the Company’s annual five-year business plan plus a terminal value based upon the final year earnings before interest, taxes, depreciation and amortization, or EBITDA of that business plan which is then multiplied by a multiple based upon comparable companies’ implied multiples, validated by third-party experts, to arrive at an enterprise value. Existing debt, net of cash on hand, is then subtracted to arrive at the estimated market value.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Supplemental financial information for Intcomex, its combined Subsidiary Guarantors and Non-Guarantor Subsidiaries is presented below.

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2011

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Current assets
Cash and equivalents	$587	$140	$32,703	$—	$33,430
Trade accounts receivable, net	146	74,840	104,331	(64,883)	114,434
Inventories	—	32,854	104,859	—	137,713
Other	43,086	5,423	79,495	(79,699)	48,305

Total current assets	43,819	113,257	321,388	(144,582)	333,882

Long-term assets
Property and equipment, net	4,327	2,493	8,899	—	15,719
Investments in subsidiaries	155,083	232,189	—	(387,272)	—
Goodwill	—	7,418	6,604	—	14,022
Acquired intangible assets	4,674	—	2,263	—	6,937
Other	14,567	58,752	14,583	(68,766)	19,136

Total assets	$222,470	$414,109	$353,737	$(600,620)	$389,696

Liabilities and shareholders’ equity
Current liabilities	$8,835	$170,423	$176,275	$(144,491)	$211,042
Long-term debt, net of current maturities	110,385	36	421	—	110,842
Other long-term liabilities	40,270	18,278	15,059	(68,775)	4,832

Total liabilities	159,490	188,737	191,755	(213,266)	326,716

Total shareholders’ equity	62,980	225,372	161,982	(387,354)	62,980

Total liabilities and shareholders’ equity	$222,470	$414,109	$353,737	$(600,620)	$389,696

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2011

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$161,186	$216,943	$(82,739)	$295,390
Cost of revenue	—	151,044	197,085	(82,162)	265,967

Gross profit	—	10,142	19,858	(577)	29,423
Operating expenses	2,878	4,367	15,613	—	22,858

Operating (loss) income	(2,878)	5,775	4,245	(577)	6,565
Other expense, net Interest expense, net	5,043	709	(708)	—	5,044
Other, net	(7,962)	(7,800)	(405)	14,477	(1,690)

Total other (income) expense	(2,919)	(7,091)	(1,113)	14,477	3,354
Income (loss) before (benefit) provision for income taxes	41	12,866	5,358	(15,054)	3,211
(Benefit) provision for income taxes	(2,041)	1,848	1,322	—	1,129

Net income (loss)	$2,082	$11,018	$4,036	$(15,054)	$2,082

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2010

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$123,149	$195,979	$(68,510)	$250,618
Cost of revenue	—	115,820	179,092	(68,473)	226,439

Gross profit	—	7,329	16,887	(37)	24,179
Operating expenses	1,836	4,132	12,578	—	18,546

Operating (loss) income	(1,836)	3,197	4,309	(37)	5,633
Other expense, net Interest expense, net	4,984	534	(388)	—	5,130
Other, net	(3,893)	(3,405)	1,819	6,433	954

Total other expense (income)	1,091	(2,871)	1,431	6,433	6,084
(Loss) income before (benefit) provision for income taxes	(2,927)	6,068	2,878	(6,470)	(451)
(Benefit) provision for income taxes	(1,328)	1,110	1,366	—	1,148

Net (loss) income	$(1,599)	$4,958	$1,512	$(6,470)	$(1,599)

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Six Months Ended June 30, 2011

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$295,216	$406,751	$(155,826)	$546,141
Cost of revenue	—	276,365	370,055	(155,040)	491,380

Gross profit	—	18,851	36,696	(786)	54,761
Operating expenses	5,528	8,803	29,335	—	43,666

Operating (loss) income	(5,528)	10,048	7,361	(786)	11,095
Other expense, net Interest expense, net	10,107	1,187	(1,472)	—	9,822
Other, net	(12,710)	(12,225)	568	22,790	(1,577)

Total other (income) expense	(2,603)	(11,038)	(904)	22,790	8,245
(Loss) income before (benefit) provision for income taxes	(2,925)	21,086	8,265	(23,576)	2,850
(Benefit) provision for income taxes	(3,689)	3,305	2,470	—	2,086

Net income (loss)	$764	$17,781	$5,795	$(23,576)	$764

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2010

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$260,713	$380,208	$(146,658)	$494,263
Cost of revenue	—	245,126	347,406	(146,208)	446,324

Gross profit	—	15,587	32,802	(450)	47,939
Operating expenses	4,071	8,606	23,838	—	36,515

Operating (loss) income	(4,071)	6,981	8,964	(450)	11,424
Other expense, net Interest expense, net	9,916	868	(857)	—	9,927
Other, net	(9,355)	(9,761)	2,273	18,358	1,515

Total other expense (income)	561	(8,893)	1,416	18,358	11,442
(Loss) income before provision for income taxes	(4,632)	15,874	7,548	(18,808)	(18)
(Benefit) provision for income taxes	(2,920)	2,511	2,103	—	1,694

Net (loss) income	$(1,712)	$13,363	$5,445	$(18,808)	$(1,712)

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2011

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Cash flows from operating activities	$(16,786)	$7,842	$1,969	$—	$(6,975)

Cash flows from investing activities
Purchases of property and equipment, net	(675)	(39)	(775)	—	(1,489)
Acquisition of business, net of cash acquired	(1,973)	—	1,799	—	(174)
Other	1,989	(1,985)	121	—	125

Cash flows from investing activities	(659)	(2,024)	1,145	—	(1,538)

Cash flows from financing activities
(Borrowings) payments under lines of credit, net	—	(5,759)	3,779		(1,980)
Borrowings under long-term debt	—	—	238	—	238
Payments of long-term debt	(22)	(192)	(340)	—	(554)
Proceeds from issuance of common stock in connection with business acquisition	15,000	—	—	—	15,000
Intercompany financing of business acquisition by foreign subsidiaries	3,054	—	(3,054)	—	—

Cash flows from financing activities	18,032	(5,951)	623	—	12,704

Effects of exchange rate changes on cash	—	—	372	—	372

Net increase (decrease) in cash and cash equivalents	587	(133)	4,109	—	4,563
Cash and cash equivalents, beginning of period	—	273	28,594	—	28,867

Cash and cash equivalents, end of period	$587	$140	$32,703	$—	$33,430

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2010

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Cash flows from operating activities	$(10,659)	$(10,095)	$(417)	$—	$(21,171)

Cash flows from investing activities
Purchases of property and equipment, net	(890)	(71)	(818)	—	(1,779)
Other	8,913	(8,909)	75	—	79

Cash flows from investing activities	8,023	(8,980)	(743)	—	(1,700)

Cash flows from financing activities
Payments (borrowings) under lines of credit, net	—	19,419	(368)		19,051
Borrowings under long-term debt	—	—	50	—	50
Payments of long-term debt	—	(193)	(103)	—	(296)

Cash flows from financing activities	—	19,226	(421)	—	18,805

Effects of exchange rate changes on cash	—	—	266	—	266

Net (decrease) increase) in cash and cash equivalents	(2,636)	151	(1,315)	—	(3,800)
Cash and cash equivalents, beginning of period	2,637	41	24,556	—	27,234

Cash and cash equivalents, end of period	$1	$192	$23,241	$—	$23,434

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 15. Subsequent Events

On July 15, 2011, the Company repurchased 852 shares of common stock from one of its shareholders using the proceeds from the Brightpoint Acquisition, for a total purchase price of $494, in connection with the departure of such shareholders’ principal owner as an employee of Intcomex Argentina S.R.L.

On July 25, 2011, SBA terminated the Comerica Credit Facility and, collectively with its consolidated subsidiaries, replaced it with the PNC Credit Facility, as described in “Note 6. Lines of Credit” in these Notes to Condensed Consolidated Financial Statements (Unaudited).

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

Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statement because of certain factors discussed below or elsewhere in this Quarterly Report or included in our Annual Report. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and notes thereto, which are included in our Annual Report, and our unaudited condensed consolidated financial statements for the fiscal quarter and year to date period ended June 30, 2011, which are included in this Quarterly Report.

Overview

We believe we are the largest pure play value-added distributor of computer IT products focused solely on serving Latin America and the Caribbean. We distribute computer components, peripherals, software, computer systems, accessories, networking products, digital consumer electronics and mobile devices to more than 44,000 customers in 41 countries. We offer single source purchasing to our customers by providing an in-stock selection of more than 13,000 products from over 150 vendors, including the world’s leading IT product manufacturers. From our headquarters and main distribution center in Miami, we support a network of 25 sales and distribution operations in 12 Latin American and Caribbean countries.

Our results for the three and six months ended June 30, 2011 reflect an increase in revenue across most of our product lines and our customer markets, as compared to the corresponding period in 2010. Revenue increased $44.8 million, or 17.9% to $295.4 million for the three months ended June 30, 2011, as compared to $250.6 million for the three months ended June 30, 2010. Revenue increased $51.8 million, or 10.5% to $546.1 million for the six months ended June 30, 2011, as compared to $494.3 million for the six months ended June 30, 2010. Gross profit increased $5.2 million, or 21.7% to $29.4 million for the three months ended June 30, 2011, as compared to $24.2 million for the three months ended June 30, 2010. Gross profit increased $6.8 million, or 14.2% to $54.7 million for the six months ended June 30, 2011, as compared to $47.9 million for the six months ended June 30, 2010. The improvement in gross profit was primarily the result of the higher sales volume coupled with improved margins.

Total operating expenses increased $4.3 million, or 23.3% to $22.8 million for the three months ended June 30, 2011, as compared to $18.5 million for the three months ended June 30, 2010. Total operating expenses increased $7.2 million, or 19.6% to $43.7 million for the six months ended June 30, 2011, as compared to $36.5 million for the six months ended June 30, 2010. The increase in operating expenses resulted primarily from the additional salary and payroll-related expenses incurred during the periods, due to severance costs and foreign exchange driven increases recorded during the period. Other expense, net decreased $2.7 million, or 44.9% to $3.4 million during the three months ended June 30, 2011, as compared to $6.1 million for the three months ended June 30, 2010. Other expense, net decreased $3.2 million, or 27.9% to $8.2 million during the six months ended June 30, 2011, as compared to $11.4 million for the six months ended June 30, 2010. The decrease was primarily the result of foreign exchange gains during the three and six months ended June 30, 2011, as compared to the foreign exchange losses realized in the same periods in 2010.

Net income was $2.1 million for the three months ended June 30, 2011, as compared to net loss of $1.6 million for the three months ended June 30, 2010. Net income was $0.8 million for the six months ended June 30, 2011, as compared to a net loss of $1.7 million for the six months ended June 30, 2010.

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

•

Sale of Mobile Devices. Due to the continued convergence of IT products and mobile devices, we launched our initial foray into the mobile devices market in the latter half of 2010. In April 2011, we completed our strategic transaction with Brightpoint, Inc. which facilitates our further expansion into the wireless mobile devices distribution market. Additionally, we recently entered into contracts with certain mobile devices manufacturers for the distribution of their products throughout Latin America and the Caribbean. We expect to enter into more contracts with other mobile devices manufacturers, which may result in the increase in revenues related to these products and services.

•

Shift in revenue to In-country Operations. One of our growth strategies is to expand the geographic presence of our In-country Operations into areas in which we believe we can achieve higher gross margins than our Miami Operations. Miami gross margins are generally lower than gross margins from our In-country Operations because the Miami export market is more competitive due to the high concentration of other Miami-based IT distributors who compete for the export business of resellers and retailers located in Latin America or the Caribbean. In addition, these resellers and retailers generally have larger average order quantities than customers of our In-country Operations segment, and as a result, benefit from lower average prices. Revenue from our In-country Operations grew by an average of 19.0% annually between 2001 and 2010, as compared to growth in revenue from our Miami Operations of an average of 5.6% annually over the same period. Revenue from our In-country Operations accounted for 73.4% and 78.2%, respectively, of consolidated revenue for the three months ended June 30, 2011 and 2010, respectively. Revenue from our In-country Operations accounted for 74.5% and 76.9%, respectively, for the six months ended June 30, 2011 and 2010, respectively. While the recent increase in sales related to mobile devices has impacted our Miami Operations to a greater extent than our In-Country Operations, we expect the expansion of our In-Country Operations to grow at a faster rate than our Miami Operations over the long term.

•

Exposure to fluctuations in foreign currency. A significant portion of the revenues from our In-country Operations is invoiced in currencies other than the United States, or U.S. dollar and a significant amount of the operating expenses from our In-country Operations are denominated in currencies other than U.S. dollar. In markets where we invoice in local currency, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, the appreciation of a local currency could have a marginal impact on our gross profit and gross margins in U.S. dollar terms. In markets where our books and records are prepared in currencies other than the U.S. dollar, the appreciation of the local currency will increase our operating expenses and decrease our operating margins in U.S. dollar terms. Our consolidated statements of operations include a foreign exchange gain of $1.7 million and $1.6 million, respectively, for the three and six months ended June 30, 2011, and a foreign exchange loss of $0.7 million and $1.2 million, respectively, for the three and six months ended June 30, 2010. We periodically engage in foreign currency forward contracts when available and when doing so is not cost prohibitive. In periods when we do not, foreign currency fluctuations may adversely affect our results of operations, including our gross margins and operating margins.

•

Trade credit. All of our key vendors and many of our other vendors provide us with trade credit. Historically, trade credit has been an important source of liquidity to finance our growth. Although our overall available trade credit has increased significantly over time, from time to time the trade credit available from certain vendors has not kept pace with the growth of our business with them. During periods of economic downturn, our vendors may reduce the level of available trade credit extended to us as a result of their view of our liquidity at the time.

When we purchase goods from these vendors, we need to increase our use of available cash or borrowings under our credit facility (in each case to the extent available) to pay for the purchase of these products, which adversely affects our liquidity and can adversely affect our results of operations and opportunities for growth. We purchase credit insurance to support trade credit lines extended to our customers which has been restricted due to regional or global economic events or disruptions in the credit markets. Periodically, credit insurers may tighten the requirements for extending credit insurance coverage thereby limiting our capacity to extend trade credit to our customers and the growth of our business throughout the Region.

•

Increased levels of indebtedness. During December 2009, we completed a cash tender offer for $96.9 million aggregate principal amount of our prior 11 3/4% Second Priority Senior Secured Notes outstanding due January 15, 2011, or the Prior 11 3/4% Senior Notes. We financed the tender offer with the net cash proceeds of $120.0 million aggregate principal amount of the Original 13  1/4% Second Priority Senior Secured Notes, due December 15, 2014, that were sold in a private placement transaction and closed on December 22, 2009, with an interest rate of 13.25% per year, payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2010. We used the proceeds from the sale of the Original 13   1/4% Senior Notes to repay our borrowings under, renew our senior secured revolving credit facility, repurchase, redeem or otherwise discharge our Prior 11 3/4% Senior Notes and the balance for general corporate purposes. For the three and six months ended June 30, 2011, interest expense was $5.1 million and $10.1 million, respectively. For the three and six months ended June 30, 2010, interest expense was $5.2 million and $10.1 million, respectively.

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

In connection with our goodwill impairment testing and analysis conducted in 2010, we noted that as of December 31, 2010, the fair value exceeded the carrying value of Computación Monrenca Panama, S.A., or Intcomex Panama, by 3.1%. The fair value of Intcomex Panama was determined using management’s estimate of fair value based upon the financial projections for the business. As of December 31, 2010, the balance of Intcomex Panama’s goodwill was $0.5 million, which represented 5.0% of the carrying value of Intcomex Panama and less than 1.0% of our total assets. In connection with our goodwill impairment testing and analysis conducted in 2009, we noted

that as of December 31, 2009, the fair value exceeded the carrying value of Comercializadora Intcomex, S.A. de C.V., or Intcomex Mexico, by 3.4%. The fair value of Intcomex Mexico was determined using management’s estimate of fair value based upon the financial projections for the business given the recent economic contraction in Mexico’s gross domestic product, or GDP. As of December 31, 2009, the balance of Intcomex Mexico’s goodwill was $2.9 million, which represented 9.5% of the carrying value of Intcomex Mexico and less than 1.0% of our total assets. An extended period of economic contraction or a deterioration of operating performance could result in a further impairment to the carrying amount of our goodwill. We did not record an impairment charge for goodwill and identifiable intangible assets for the three and six months ended June 30, 2011 and 2010.

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

As of June 30, 2011 and December 31, 2010, our U.S. and state of Florida NOLs resulted in $21.8 million and $19.9 million, respectively, of deferred tax assets, which will begin to expire in 2026. As of June 30, 2011 and December 31, 2010, Intcomex Argentina, S.R.L. had $5.4 million and $5.0 million, respectively, in NOLs resulting in $1.9 million and $1.8 million, respectively, of deferred tax assets, which begin to expire in 2011. As of June 30, 2011 and December 31, 2010, Intcomex Mexico had $1.3 million in NOLs resulting in $0.4 million of deferred tax assets, which will expire in 2018.

We periodically analyze the available evidence related to the realization of the deferred tax assets, considered the current negative economic environment and determined it is now more likely than not that we will not recognize a portion of our deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies. As of June 30, 2011 and December 31, 2010, we had a valuation allowance of $12.4 million and $10.4 million, respectively, related to our U.S. and state of Florida NOLs and $2.3 million and $2.1 million, respectively, related to our foreign NOLs, as management does not believe that it will realize the full benefit of these NOLs. Our future results of operations may be impacted by a prolonged weakness in the economic environment, which may result in further valuation allowances on our deferred tax assets and adversely affect our results of operations or financial condition.

Brightpoint Business Acquisition

From time to time, we evaluate opportunities to pursue business acquisitions that we view as strategic, complementary to our current business and align with our global strategy to expand our services and our supply chain solution capabilities to customers and vendors throughout Latin America and the Caribbean.

On April 19, 2011, we and two of our subsidiaries, Intcomex Colombia LTDA, or Intcomex Colombia, and Intcomex de Guatemala, S.A., or Intcomex Guatemala, completed an investment agreement, or the Brightpoint Acquisition, with two subsidiaries of Brightpoint, Inc., Brightpoint Latin America and Brightpoint International Ltd, collectively herein referred to as Brightpoint, a global leader in providing supply chain solutions to the wireless industry. Pursuant to such agreement, we issued 38,769 shares of our Common Stock to Brightpoint Latin America and, in exchange, received approximately $15.0 million in cash, net, subject to adjustment, and acquired certain assets and liabilities of the Brightpoint Latin America operations and the equity associated with their operations in Colombia and Guatemala.

The expected benefits from this business acquisition will depend upon a number of factors, including retaining management personnel to run the operations, successfully integrating the operations, IT systems, customers, vendors and partner relationships of the acquired companies and devoting sufficient capital and management attention to the newly acquired companies.

The comparability of our operating results for the three and six months ended June 30, 2011, as compared to the same periods of 2010, is impacted by the Brightpoint Acquisition. In our discussion of the comparison of the three and six months ended June 30, 2011, as compared to the same periods of 2010 in our results of operations, the incremental contribution of the Brightpoint Acquisition to our business is presented as if the acquisition was not separately identifiable, as the integration was made directly into our existing operations and was insignificant to our results of operations during the periods presented.

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

Comparison of the quarter ended June 30, 2011 versus the quarter ended June 30, 2010

The following table sets forth selected financial data and percentages of revenue for the periods presented:

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	Dollars (in thousands)	Percentage of Revenue	Dollars (in thousands)	Percentage of Revenue
Revenue	$295,390	100.0%	$250,618	100.0%
Cost of revenue	265,967	90.0%	226,439	90.4%

Gross profit	29,423	10.0%	24,179	9.6%
Selling, general and administrative	21,699	7.3%	17,519	7.0%
Depreciation and amortization	1,159	0.4%	1,027	0.4%

Total operating expenses	22,858	7.7%	18,546	7.4%

Operating income	6,565	2.2%	5,633	2.2%
Other expense, net	3,354	1.1%	6,084	2.4%

Income (loss) before provision for income taxes	3,211	1.1%	(451)	(0.2)%
Provision for income taxes	1,129	0.4%	1,148	0.5%

Net income (loss)	$2,082	0.7%	$(1,599)	(0.6)%

Revenue. Revenue increased $44.8 million, or 17.9%, to $295.4 million for the three months ended June 30, 2011, from $250.6 million for the three months ended June 30, 2010. Our revenue growth was driven by the increased demand for our products throughout Latin America and the Caribbean, our efforts to grow and diversify our product offerings. Revenue growth was driven primarily by the increase in sales of mobile devices of $23.2 million primarily driven by new contracts with mobile device manufacturers, basic “white-box” systems of $6.5 million, central processing units, or CPUs of $5.6 million, software of $5.2 million, notebook computers of $4.5 million, printers of $1.7 million, offset by the decrease in sales of hard disk drives, memory products, monitors and motherboards. We experienced a 5.7% increase in unit shipments across our core product lines, which exclude mobile devices, for the three months ended June 30, 2011, as compared to the same period in 2010, due to the increase in sales of certain products. We experienced a 1.8% increase in the average sales prices across the same core products for the three months ended June 30, 2011, as compared to the same period in 2010, due to the increase in the sales price of certain products. Revenue derived from our In-country Operations increased $21.0 million, or 10.7%, to $216.9 million for the three months ended June 30, 2011, from $196.0 million for the three months ended June 30, 2010. Revenue derived from our In-country Operations accounted for 73.4% of our total revenue for the three months ended June 30, 2011, as compared to 78.2% of our total revenue for the three months ended June 30, 2010. The growth in revenue from our In-country Operations was mainly driven by the overall increase in sales in Colombia, Ecuador, El Salvador, Guatemala, Peru and Uruguay, and, to a lesser extent, Costa Rica and Mexico. This growth was driven by the increased sales volume of basic “white-box” systems, software and notebook computers and the increased sales volume and price of CPUs and printers. Revenue derived from our Miami Operations increased $23.8 million, or 43.6%, to $78.4 million for the three months ended June 30, 2011 (net of $82.7 million of revenue derived from sales to our In-country Operations) from $54.6 million for the three months ended June 30, 2010 (net of $68.5 million of revenue derived from sales to our In-country Operations). The growth in revenue derived from our Miami Operations reflected the increased sales volume of mobile devices, CPUs, software, motherboards and hard disk drives.

Gross profit. Gross profit increased $5.2 million, or 21.7%, to $29.4 million for the three months ended June 30, 2011, from $24.2 million for the three months ended June 30, 2010. The increase was primarily driven by higher sales volume in our In-country Operations and our Miami Operations coupled with improved margins. Gross profit from our In-country Operations increased $1.7 million, or 10.3%, to $18.6 million for the three months ended June 30, 2011, from $16.9 million for the three months ended June 30, 2010. The improvement in gross profit from our In-country Operations was driven by the increase in sales volume of basic “white-box” systems and notebook computers, particularly in Chile, Colombia, Costa Rica, El Salvador, Guatemala and Peru. Gross profit from our In-country Operations accounted for 63.2% of our consolidated gross profit for the three months ended June 30, 2011, as compared to 69.7% for the three months ended June 30, 2010. Gross profit from our Miami Operations increased $3.5 million, or 47.9%, to $10.8 million for the three months ended June 30, 2011, as compared to $7.3 million for the three months ended June 30, 2010. The improvement in gross profit from our Miami Operations was driven by the increased sales volume of mobile devices, software, CPUs, basic “white-box” systems and printers, partially offset by the decreased sales of hard disk drives, memory products, monitors and motherboards. As a percentage of revenue, gross margin was 10.0% for the three months ended June 30, 2011, as compared to 9.6% for the three months ended June 30, 2010.

Operating expenses. Total operating expenses increased $4.3 million, or 23.3% to $22.8 million for the three months ended June 30, 2011, as compared to $18.5 million for the three months ended June 30, 2010. Excluding the effects of strengthening foreign currencies, the increase in operating expenses resulted from higher salary and payroll-related expenses of $2.1 million, of which $0.4 million related to severance expenses incurred in our In-Country operations in Guatemala, Mexico, Peru and in our Miami Operations, facilities-related expenses of $0.5 million and marketing and advertising expense of $0.4 million. The increase in operating expenses also resulted from the effects of strengthening currencies totaling $0.7 million primarily in Chile, Colombia and Mexico. As a percentage of total operating expenses, salary and payroll-related expenses increased to 56.4% of total operating expenses for the three months ended June 30, 2011, as compared to 56.1% for the three months ended June 30, 2010. Operating expenses from our In-country Operations increased $1.7 million, or 13.9% to $14.3 million for the three months ended June 30, 2011, as compared to $12.5 million for the three months ended June 30, 2010. Excluding the effects of strengthening foreign currencies, the increase resulted from higher salary and payroll-related expenses of $1.3 million, of which $0.3 million related to severance payments and facilities-related expenses of $0.3 million. The increase in operating expenses from our In-Country Operations also resulted from $0.7 million related to the effects of the strengthening currencies, primarily in Chile, Colombia, Costa Rica and Mexico. Operating expenses from our Miami Operations increased $2.6 million, or 42.7%, to $8.6 million for the three months ended June 30, 2011, as compared to $6.0 million for the three months ended June 30, 2011, due to the higher salary and payroll-related expenses of $0.8 million, facilities-related expenses of $0.2 million and professional fees of $0.2 million.

Operating income. Operating income increased $0.9 million, or 16.6%, to $6.6 million for the three months ended June 30, 2011, from $5.6 million for the three months ended June 30, 2010, primarily due to the increase in sales and improved margins. Operating income from our In-country Operations remained steady at $4.3 million for the three months ended June 30, 2011 and 2010. Operating income from our Miami Operations increased $0.9 million, or 71.2%, to $2.3 million for the three months ended June 30, 2011, from $1.3 million for the three months ended June 30, 2010, due the increase in sales and improved margins.

Other expense, net. Other expense, net decreased $2.7 million, or 44.9%, to $3.4 million for the three months ended June 30, 2011, from $6.1 million for the three months ended June 30, 2010. The decrease in other expense, net was primarily attributable to the foreign currency gain of $1.7 million during the three months ended June 30, 2011, as compared to the foreign currency loss of $0.7 million during the same period in 2010.

Provision for income taxes. Provision for income taxes remained steady at $1.1 million for the three months ended June 30, 2011 and 2010.

Net income (loss). Net income was $2.1 million for the three months ended June 30, 2011, as compared to a net loss of $1.6 million for the three months ended June 30, 2010.

Comparison of the six months ended June 30, 2011 versus the six months ended June 30, 2010

The following table sets forth selected financial data and percentages of revenue for the periods presented:

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Dollars (in thousands)	Percentage of Revenue	Dollars (in thousands)	Percentage of Revenue
Revenue	$546,141	100.0%	$494,263	100.0%
Cost of revenue	491,380	90.0%	446,324	90.3%

Gross profit	54,761	10.0%	47,939	9.7%
Selling, general and administrative	41,385	7.6%	34,414	7.0%
Depreciation and amortization	2,281	0.4%	2,101	0.4%

Total operating expenses	43,666	8.0%	36,515	7.4%

Operating income	11,095	2.0%	11,424	2.3%
Other expense, net	8,245	1.5%	11,442	2.3%

Income (loss) before provision for income taxes	2,850	0.5%	(18)	(0.0)%
Provision for income taxes	2,086	0.4%	1,694	0.3%

Net income (loss)	$764	0.1%	$(1,712)	(0.3)%

Revenue. Revenue increased $51.8 million, or 10.5%, to $546.1 million for the six months ended June 30, 2011, from $494.3 million for the six months ended June 30, 2010. Our revenue growth was driven by the increased demand for our products throughout Latin America and the Caribbean and our efforts to grow and diversify our product offerings. Revenue growth was driven primarily by the increase in sales of mobile devices of $25.5 million primarily driven by new contracts with mobile device manufacturers, software of $9.5 million, CPUs of $9.3 million, basic “white-box” systems of $8.6 million, printers of $3.9 million, offset by the decrease in sales of hard disk drives, memory products, monitors, motherboards and notebook computers. We experienced an 8.6% increase in unit shipments across our core product lines, which exclude mobile devices, for the six months ended June 30, 2011, as compared to the same period in 2010, due to the increase in sales of certain products. We experienced a 4.2% decrease in average sales prices across the same core products for the six months ended June 30, 2011, as compared to the same period in 2010, due to the decrease in the sales price of certain products. Revenue derived from our In-country Operations increased $26.5 million, or 7.0%, to $406.7 million for the six months ended June 30, 2011, from $380.2 million for the six months ended June 30, 2010. Revenue derived from our In-country Operations accounted for 74.5% of our total revenue for the six months ended June 30, 2011, as compared to 76.9% of our total revenue for the six months ended June 30, 2010. The growth in revenue from our In-country Operations was mainly driven by the overall increase in sales in Colombia, Ecuador, El Salvador, Guatemala, Peru and Uruguay, and, to a lesser extent, Costa Rica and Panama. This growth was driven by the increased sales volume of software, CPUs, basic “white-box” systems and printers. Revenue derived from our Miami Operations increased $25.3 million, or 22.2%, to $139.4 million for the six months ended June 30, 2011 (net of $155.8 million of revenue derived from sales to our In-country Operations) from $114.1 million for the six months ended June 30, 2010 (net of $146.7 million of revenue derived from sales to our In-country Operations). The growth in revenue derived from our Miami Operations reflected the increased sales volume of mobile devices, CPUs and software, and to a lesser extent, basic “white-box” systems, printers, motherboards and memory products.

Gross profit. Gross profit increased $6.8 million, or 14.2%, to $54.7 million for the six months ended June 30, 2011, from $47.9 million for the six months ended June 30, 2010. The increase was primarily driven by higher sales volume in our In-country Operations and our Miami Operations coupled with improved margins. Gross profit from our In-country Operations increased $2.7 million, or 8.6%, to $35.1 million for the six months ended June 30, 2011, from $32.4 million for the six months ended June 30, 2010. The improvement in gross profit from our In-country Operations was driven by the increase in sales volume of software, CPUs, basic “white-box” systems and printers, particularly in Chile, Colombia, Ecuador, El Salvador, Guatemala, Mexico, Panama, Peru and Uruguay, partially offset by the decreased sales of hard disk drives. Gross profit from our In-country Operations accounted for 64.1% of our consolidated gross profit for the six months ended June 30, 2011, as compared to 67.5% for the six months ended June 30, 2010. Gross profit from our Miami Operations increased $4.1 million, or 26.0%, to $19.6 million for the six months ended June 30, 2011, as compared to $15.6 million for the six months ended June 30, 2010. The improvement in gross profit from our Miami Operations was driven by the increased sales volume of mobile devices, CPUs, and software, partially offset by the decreased sales of hard disk drives. As a percentage of revenue, gross margin was 10.0% for the six months ended June 30, 2011, as compared to 9.7% for the six months ended June 30, 2010.

Operating expenses. Total operating expenses increased $7.2 million, or 19.6% to $43.7 million for the six months ended June 30, 2011, as compared to $36.5 million for the six months ended June 30, 2010. Excluding the effects of strengthening foreign currencies, the increase in operating expenses resulted from higher salary and payroll-related expenses of $3.2 million, of which $0.9 million related to severance expenses incurred in our In-Country operations in Argentina, Guatemala, Mexico, Panama, Peru and in our Miami Operations, facilities-related expenses of $0.8 million and marketing and advertising expense of $0.8 million. The increase in operating expenses also resulted from the effects of strengthening currencies totaling $1.2 million primarily in Chile, Colombia, Costa Rica and Mexico. As a percentage of total operating expenses, salary and payroll-related expenses decreased to 56.2% of total operating expenses for the six months ended June 30, 2011, as compared to 56.4% for the six months ended June 30, 2010. Operating expenses from our In-country Operations increased $4.3 million, or 18.5% to $27.7 million for the six months ended June 30, 2011, as compared to $23.4 million for the six months ended June 30, 2010. Excluding the effects of strengthening foreign currencies, the increase resulted from higher salary and payroll-related expenses of $2.6 million, of which $0.8 million related to severance payments and facilities-related expenses of $0.4 million. The increase in operating expenses from our In-Country Operations also resulted from $1.2 million related to the effects of the strengthening currencies, primarily in Chile, Colombia, Costa Rica and Mexico. Operating expenses from our Miami Operations increased $2.8 million, or 21.6%, to $16.0 million for the six months ended June 30, 2011, as compared to $13.1 million for the six months ended June 30, 2011, due to the higher salary and payroll-related expenses of $0.6 million, facilities-related expenses of $0.4 million and professional fees of $0.3 million.

Operating income. Operating income decreased $0.3 million, or 2.9%, to $11.1 million for the six months ended June 30, 2011, from $11.4 million for the six months ended June 30, 2010, primarily due to the higher operating expenses. Operating income from our In-country Operations decreased $1.6 million, or 17.3%, to $7.4 million for the six months ended June 30, 2011, from $9.0 million for the six months ended June 30, 2010. Operating income from our Miami Operations increased $1.3 million, or 49.7%, to $3.7 million for the six months ended June 30, 2011, from $2.5 million for the six months ended June 30, 2010.

Other expense, net. Other expense, net decreased $3.2 million, or 27.9%, to $8.2 million for the six months ended June 30, 2011, from $11.4 million for the six months ended June 30, 2010. The decrease in other expense, net was primarily attributable to the foreign currency gain of $1.6 million during the six months ended June 30, 2011, as compared to the foreign currency loss of $1.2 million during the same period in 2010.

Provision for income taxes. Provision for income taxes increased $0.4 million, or 23.1%, to $2.1 million for the six months ended June 30, 2011, from $1.7 million for the six months ended June 30, 2010. The increase was due to the higher tax expense in our foreign operations and the additional valuation allowance recorded in the U.S. against its NOLs.

Net income (loss). Net income was $0.8 million for the six months ended June 30, 2011, as compared to a net loss of $1.7 million for the six months ended June 30, 2010.

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

Our cash and cash equivalents were $33.4 million as of June 30, 2011, as compared to $28.9 million as of December 31, 2010. The increase in cash and cash equivalents was primarily attributable to the approximately $15.0 million in net cash received from the Brightpoint Acquisition, offset by the reduction in lines of credit during the six months ended June 30, 2011. Our working capital increased to $122.8 million as of June 30, 2011, as compared to $104.4 million as of December 31, 2010, primarily as a result of the increase in inventories of $27.3 million and cash of $4.6 million for the six months ended June 30, 2011. The increase in inventories was primarily offset by the higher accounts payable. We believe our existing cash and cash equivalents, as well as any cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Changes in Financial Condition

The following table summarizes our cash flows for the periods presented:

	For the Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Cash flows used in operating activities	$(6,975)	$(21,171)
Cash flows used in investing activities	(1,538)	(1,700)
Cash flows provided by financing activities	12,704	18,805
Effect of foreign currency exchange rate changes on cash and cash equivalents	372	266

Net increase (decrease) in cash and cash equivalents	$4,563	$(3,800)

Cash flows from operating activities. Our cash flows from operating activities resulted in a requirement of $7.0 million for the six months ended June 30, 2011, as compared to a requirement of $21.2 million for the six months ended June 30, 2010. The change was primarily driven by the significant growth in inventories, mostly offset by the increase in accounts payable during the six months ended June 30, 2011.

Cash flows from investing activities. Our cash flows from investing activities resulted in a requirement of $1.5 million for the six months ended June 30, 2011, as compared to a requirement $1.7 million during the six months ended June 30, 2010.

Cash flows from financing activities. Our cash flows from financing activities resulted in a generation of $12.7 million for the six months ended June 30, 2011, as compared to a generation of $18.8 million for the six months ended June 30, 2010. The change was primarily due to payments made under our lines of credit by our Miami Operations during the six months ended June 30, 2011, as compared to the borrowings in the same period in 2010, offset by $15.0 million cash received from the issuance of common stock in connection with our Brightpoint Acquisition in April 2011.

Working Capital Management

The successful management of our working capital needs is a key driver of our growth and cash flow generation. The following table sets forth certain information about the largest components of our working capital: our trade accounts receivable, inventories and accounts payable:

	As of June 30, 2011	As of December 31, 2010
	(Dollars in thousands)
Balance sheet data:
Trade accounts receivable, net of allowance	$114,434	$116,888
Inventories	137,713	110,390
Accounts payable	166,274	147,129

Other data:
Trade accounts receivable days (1)	37.9	40.8
Inventory days (2)	50.7	42.4
Accounts payable days (3)	(61.2)	(56.5)

Cash conversion cycle (4)	27.4	26.7

(1)	Trade accounts receivable days is defined as our consolidated trade accounts receivable (net of allowance for doubtful accounts) as of the last day of the period divided by our consolidated revenue for such period times 181 days for the six months ended June 30, 2011 and for the six months ended December 31, 2010. Our consolidated trade accounts receivable for our In-country Operations include value added tax at a rate of between 5% and 27% (depending on the country). The exclusion of such value added tax would result in lower trade accounts receivable days.
(2)	Inventory days is defined as our consolidated inventory as of the last day of the period divided by our consolidated cost of goods sold for such period times 181 days for the six months ended June 30, 2011 and for the six months ended December 31, 2010.
(3)	Accounts payable days is defined as our consolidated accounts payable as of the last day of the period divided by our consolidated cost of goods sold for such period times 181 days for the six months ended June 30, 2011 and for the six months ended December 31, 2010.
(4)	Cash conversion cycle is defined as our trade accounts receivable days plus inventory days less accounts payable days.

Cash conversion cycle days. One measurement we use to monitor working capital is the cash conversion cycle, which measures the number of days to convert trade accounts receivable and inventory, net of accounts payable, into cash. Our cash conversion cycle increased to 27.4 days as of June 30, 2011, from 26.7 days as of December 31, 2010. Trade accounts receivable days decreased to 37.9 days as of June 30, 2011, from 40.8 days as of December 31, 2010. Inventory days increased to 50.7 days as of June 30, 2011, from 42.4 days as of December 31, 2010, due to growth in our in-transit inventory levels primarily in our In-Country Operations, mostly Chile, Colombia, Guatemala and Peru, in anticipation of the higher third quarter sales activity and, to a lesser extent, mobile wireless devices in our Miami Operations. Accounts payable days increased to 61.2 days as of June 30, 2011, as compared to 56.5 days as of December 31, 2010, due to the increase in inventory-related payables.

Trade accounts receivable. We principally sell products to a large base of third-party distributors, resellers and retailers throughout Latin America and the Caribbean and to other Miami-based exporters of IT products to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No one customer accounted for more than 2.0% of sales for the three months ended June 30, 2011 and 2010. We provide trade credit to our customers in the normal course of business. The collection of a substantial portion of our receivables is susceptible to changes in Latin America and Caribbean economies and political climates. We monitor our exposure for credit losses and maintain allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting our industry. The financial condition of our customers and the related allowance for doubtful accounts is continually reviewed by management.

Prior to extending credit to a customer, we analyze the customer’s financial history and obtain personal guarantees, where appropriate. Our Miami Operations and In-country Operations in Chile use credit insurance and make provisions for estimated credit losses. Our other In-country Operations make provisions for estimated credit losses but generally do not use credit insurance. Our Miami Operations has a credit insurance policy covering trade sales to non-affiliated buyers. The policy’s aggregate limit is $25.0 million with an aggregate deductible of $1.0 million; the policy expires on August 31, 2011. In addition, 10% or 20% buyer coinsurance provisions and sub-limits in coverage on a per-buyer and per-country basis apply. The policy also covers certain large, local companies in Argentina, Costa Rica, El Salvador, Guatemala, Jamaica and Peru. Our In-country Operations in Chile insures certain customer accounts with a credit insurance company in Chile; the policy expires on October 31, 2012.

Our large customer base and our credit policies allow us to limit and diversify our exposure to credit risk on our trade accounts receivable.

Inventory. We seek to minimize our inventory levels and inventory obsolescence rates through frequent product shipments, close and ongoing monitoring of inventory levels and customer demand patterns, optimal use of carriers and shippers and the negotiation of clauses in some vendor supply agreements protecting against loss of value of inventory in certain circumstances. The Miami distribution center ships products to each of our In-country Operations approximately twice per week by air and once per week by sea. We do not have long-term contracts with logistics providers, except in Mexico and Chile. Where we do not have long-term contracts, we seek to obtain the best rates and fastest delivery times on a shipment-by-shipment basis. Our Miami Operations also coordinates direct shipments to third-party customers and each of our In-country Operations from vendors in Asia through a consolidation center located in Shenzhen, China.

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

Capital Expenditures and Investments

Capital expenditures decreased to $1.5 million for the six months ended June 30, 2011, as compared to $1.8 million for the six months ended June 30, 2010.

Our future capital requirements will depend on many factors which will affect our ability to generate additional cash, including the timing and amount of our revenues, the timing and extent of spending to support our product offerings and introduction of new products, the continuing market acceptance of our products and our investment decisions. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for the foreseeable future. Thereafter, if cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may seek additional funding through bank borrowings or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all. The recent global economic downturn and the subsequent tightening of the credit markets further heightens the risk that we may not be able to borrow additional funds under our existing credit facilities if participating banks become insolvent or their liquidity is impaired or that our ability to obtain alternative sources of financing will be limited. We anticipate that capital expenditures will be approximately $4.0 million per year over the next few years, as we have no further facility expansion needs. We have the option to purchase the warehouse and office facility located in Mexico City, Mexico, which we currently lease, prior to December 31, 2013, the option termination date. If we exercise this option, our capital expenditures will increase by $3.0 million in the year of exercise.

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

As of June 30, 2011 and December 31, 2010, the total amounts available under the credit facilities were $31.2 million and $23.8 million, respectively, and the total amounts outstanding were $17.3 million and $21.3 million, respectively, of which $11.1 million and $16.9 million, respectively related to our Miami Operations credit facility and $6.2 million and $4.4 million, respectively related to our In-country Operations credit facilities. The increase in the outstanding balance is primarily attributed to the increased borrowing by Software Brokers of America, Inc., or SBA from the senior secured revolving credit facility with Comerica Bank, or the Comerica Credit Facility.

SBA – Comerica Bank Senior Secured Revolving Credit Facility

On December 22, 2009, SBA closed the Comerica Credit Facility pursuant to SBA and Comerica Bank’s commitment letter dated October 23, 2009, replacing the previous revolving credit facility with a three-year revolving credit facility maturing in January 2013. The replacement was contingent upon our refinancing of our Prior 11 3/4% Senior Notes and other conditions, all of which have been met. As of June 30, 2011, the aggregate size of the Comerica Credit Facility was $25.0 million, including letter of credit commitments of $2.0 million and a capital expenditures limit of $1.0 million.

As of June 30, 2011, SBA’s outstanding draws against the Comerica Credit Facility were $8.6 million and outstanding undrawn stand-by letters of credit were $0.2 million.

SBA Miami—PNC Bank Revolving Credit Facility

On July 25, 2011, SBA terminated the Comerica Credit Facility and, collectively with its consolidated subsidiaries, replaced it with a revolving credit and security agreement with PNC Bank, or the PNC Credit Facility. On July 26, 2011, SBA paid the remaining obligation of $15.1 million under the Comerica Credit Facility with proceeds from the PNC Credit Facility and had no outstanding borrowings under the Comerica Credit Facility. The PNC Credit Facility provides for a secured revolving credit facility in the aggregate amount of $30.0 million, including standby letters of credit commitments in an aggregate undrawn face amount of up to $3.0 million. The borrowing capacity under the PNC Credit Facility is based upon 85.0% of eligible accounts receivable, plus the lesser of: (i) 60.0% of eligible domestic inventory; (ii) 90% of the liquidation value of eligible inventory; or (iii) $16.5 million. The PNC Credit Facility has a three-year term and is scheduled to mature on July 25, 2014. SBA’s obligations under the PNC Credit Facility are secured by a first priority general lien on of its assets. We entered into a guaranty agreement with PNC Bank to guarantee the performance of SBA’s obligations under the PNC Credit Facility. SBA will use the PNC Credit Facility for working capital, capital expenditures and general corporate purposes.

Borrowings under the PNC Credit Facility bear interest at the daily PNC Bank prime rate plus applicable margin of up to 0.50%, but not less than the federal funds open rate plus 0.50%, or the daily LIBOR rate plus 1.0%, whichever is greater. Alternatively, at SBA’s option, borrowings may bear interest at a rate based on 30, 60 or 90 Day LIBOR plus an applicable margin of up to 2.75%, and in each such case payment is due at the end of the respective period. Additional default interest of 2.0% is payable after an event default. The PNC Credit Facility also requires SBA to pay a monthly maintenance fee and commitment fee of 0.25% of the unused commitment amount.

The PNC Credit Facility contains provisions requiring us and SBA to maintain compliance with minimum consolidated fixed charge coverage ratios each not less than 1.00 to 1.00 for us and 1.10 to 1.00 for SBA, in each case, for the three quarter period ending September 30, 2011, and the four quarter period ending December 31, 2011 and as of the end of each fiscal quarter thereafter. The PNC Credit Facility is subject to several customary covenants and certain events of default, including, but not limited to, non-payment of principal or interest on obligations when due, violation of covenants, creation of liens, breaches of representations and warranties, cross default to certain other indebtedness, bankruptcy events and change of ownership or control. In addition, the PNC Credit Facility contains a number of covenants that, among other things, restrict SBA’s ability to: (i) incur additional indebtedness; (ii) make certain capital expenditures; (iii) guarantee certain obligations; (iv) create or allow liens on certain assets; (v) make investments, loans or advances; (vi) pay dividends, make distributions or undertake stock and other equity interest buybacks; (vii) make certain acquisitions; (viii) engage in mergers, consolidations or sales of assets; (ix) use the proceeds of the revolving credit facility for certain purposes; (x) enter into transactions with affiliates in non-arms’ length transactions; (xi) make certain payments on subordinated indebtedness; and (xii) acquire or sell subsidiaries.

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

We used the net proceeds from the Original 13 1/4% Senior Notes Offering to, among other things, repay outstanding borrowings under the Comerica Credit Facility, fund the repurchase, redemption or other discharge of our Prior 11 3/4% Senior Notes, for which we conducted a tender offer, and for general corporate purposes. The New 13 1/4% Senior Notes are guaranteed by all of our existing and future domestic restricted subsidiaries that guarantee our obligations under the Comerica Credit Facility.

In connection with the Original 13 1/4% Senior Notes Offering, our company and certain of our subsidiaries that guaranteed our obligations, or the Guarantors under the indenture governing our Prior 11 3/4% Senior Notes, or the 11 3/4% Senior Notes Indenture, entered into an indenture, or the 13 1/4% Senior Notes Indenture with The Bank of New York Mellon Trust Company, N.A., or the Trustee. Our obligations under the Original 13 1/4% Senior Notes and the Guarantors’ obligations under the guarantees are secured on a second priority basis by a lien on 100% of the capital stock of certain of ours and each Guarantor’s directly owned domestic restricted subsidiaries; 65% of the capital stock of ours and each Guarantor’s directly owned foreign restricted subsidiaries; and substantially all the assets of SBA, to the extent that those assets secure the Comerica Credit Facility, subject to certain exceptions.

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

The New 13 1/4% Senior Notes contain a single restrictive covenant. We must maintain a consolidated fixed charges coverage ratio not to exceed 4.75 to 1.00. Our failure to comply with the restrictive covenant could result in an event of default, which, if not cured or waived, could result in either of us having to repay our respective borrowings before their respective due dates. If we are forced to refinance these borrowings on less favorable terms, our results of operations or financial condition could be harmed. In addition, if we are in default under any of our existing or future debt facilities, we also will not be able to borrow additional amounts under those facilities to the extent they would otherwise be available. As of June 30, 2011 and December 31, 2010, we had a consolidated fixed charges coverage ratio of 3.79 to 1.00 and 4.11 to 1.00, respectively.

On June 15, 2010 and December 15, 2010, we made mandatory semi-annual interest payments of $7.6 million and $8.0 million, respectively, on our Original 13 1/4% Senior Notes. On June 15, 2011, we made a mandatory semi-annual interest payments of $8.0 million, on our New 13 1/4% Senior Notes. As of June 30, 2011 and December 31, 2010, the carrying value of the $120.0 million principal amount of the New 13 1/4% Senior Notes was $115.3 million and the Original 13 1/4% Senior Notes was $114.7 million, respectively. As of June 30, 2011 and December 31, 2010, we were in compliance with all of the covenants and restrictions under the New 13 1/4% Senior Notes and Original 13 1/4% Senior Notes, respectively.

Indemnity Letter Agreement

On March 16, 2011, we entered into an indemnity letter agreement with Anthony and Michael Shalom, or the Shaloms, and a CVC International subsidiary, CVCI Intcomex Investment LP, or CVCI Investment, pursuant to which we agreed to return approximately $927, or the Reimbursement Amount, to the Shaloms. The return of the Reimbursement Amount is a result of an overpayment by the Shaloms of an indemnification payment owed to CVCI Investment and paid to us pursuant to an indemnity agreement letter between the Shaloms and CVCI Investment, dated as of June 29, 2007. The Reimbursement Amount is payable at the earlier of: (i) such time that such payment is not prohibited by any agreement by which we or any of its subsidiaries is bound; and (ii) a change of control other than that as a result of an IPO.

Restricted Stock Grant Agreement

On April 1, 2011, we adopted a basic employee membership restricted stock grant agreement compensation plan for eligible employees to receive compensation in the form of restricted shares of Common Stock. As of June 30, 2011, there have not been any shares of Common Stock granted or issued under this plan.

Brightpoint Business Acquisition

On April 19, 2011, we and two of our subsidiaries, Intcomex Colombia and Intcomex Guatemala, completed an investment agreement to purchase certain assets consisting of certain of its Latin American operations, excluding certain legacy business in Puerto Rico, and equity, or the Acquired Assets, from Brightpoint. Pursuant to such agreement, we assumed certain liabilities associated with the Acquired Assets, received approximately $15.0 million in cash, net, subject to adjustment, and issued 38,769 shares of our Common Stock to Brightpoint Latin America. As a result of the transaction, Brighpoint Latin America owns an approximate 23% equity ownership interest in our company and has one representative on our Board of Directors. Brightpoint Latin America joined Citi Venture Capital International, a unit of Citigroup Inc. and Anthony and Michael Shalom as significant shareholders of ours. The business combination transaction is not material for the pro-forma disclosure in the notes to condensed consolidated financial statements. In connection with the Investment Agreement, we entered into the Fifth Amended and Restated Shareholders Agreement by and among the CVC Shareholders, the Shalom Shareholders, the Centel Shareholders, the Additional Shareholders and Brightpoint Latin America.

Also on April 19, 2011, we amended our certificate of incorporation pursuant to which each outstanding share of Class B non-voting common stock was automatically converted into one share of voting common stock. As of the filing of such amendment, we no longer have any shares of Class B, no-voting common stock authorized or issued or outstanding.

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

Accounts Receivable. We provide allowances for doubtful accounts on our accounts receivable for estimated losses resulting from our customers’ inability to make required payments due to changes in our customers’ financial condition or other unanticipated events, which could result in charges for additional allowances exceeding our expectations. These estimates require judgment and are influenced by factors including, but not limited to the following: the large number of customers and their dispersion across wide geographic areas; the fact that no single customer accounted for 2.0% or more of our revenue; the continual credit evaluation of our customers’ financial condition; the aging of our customers’ receivables, individually and in the aggregate; the value and adequacy of credit insurance coverage; the value and adequacy of collateral received from our customers (in certain circumstances); our historical loss experience; and increases in credit risk due to an economic downturn resulting in our customers’ inability to obtain capital. Uncollectible accounts are written-off against the allowance on an annual basis.

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

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act for the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded as of June 30, 2011, that these controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings.

As of June 30, 2011, we had no material legal proceedings pending. From time to time, we are the subject of legal proceedings arising in the ordinary course of business. We do not believe that the outcome of any legal proceedings currently pending or threatened will have a material adverse affect on our business, future consolidated results of operations and financial condition.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit No.	Description

10.1	Form of Intcomex, Inc. Restricted Stock Grant Agreement.*#

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
#	Indicates a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Anthony Shalom		August 15, 2011
Anthony Shalom	Chairman of the Board of Directors

/s/ Michael F. Shalom		August 15, 2011
Michael F. Shalom	President and Chief Executive Officer

/s/ Russell A. Olson		August 15, 2011
Russell A. Olson	Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10.1	Form of Intcomex, Inc. Restricted Stock Grant Agreement.

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.