Form 10-Q
period 2011-09-30
Intcomex, Inc.
filed 2011-11-14
CIK 1359425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 11, 2011, the registrant had 167,388 shares of common stock, voting, $0.01 par value, outstanding. There is no public trading market for the common stock.

INTCOMEX, INC.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$29,234	$28,867
Restricted cash	209	371
Trade accounts receivable (net of allowance for doubtful accounts of $5,481 and $4,590 at September 30, 2011 and December 31, 2010, respectively)	123,298	116,888
Inventories	157,544	110,390
Prepaid expenses, notes receivable and other	50,362	39,558
Due from related parties	254	287

Total current assets	360,901	296,361
Property and equipment, net	15,444	16,330
Goodwill	13,614	13,862
Identifiable intangible assets	1,074	1,396
Acquired intangible assets	5,948	—
Notes receivable, deferred tax assets and other	17,173	18,156

Total assets	$414,154	$346,105

Liabilities and Shareholders’ Equity
Liabilities
Current liabilities
Lines of credit	$28,352	$21,256
Current maturities of long-term debt	1,788	5,693
Accounts payable	186,492	147,129
Accrued expenses and other	23,267	17,874
Due to related parties	40	51

Total current liabilities	239,939	192,003
Long-term debt, net of current maturities	111,000	110,558
Other long-term liabilities	4,584	4,503

Total liabilities	355,523	307,064

Commitments and contingencies

Shareholders’ equity
Common stock, voting $0.01 par value, 200,000 shares authorized, 168,240 shares issued and 167,388 outstanding as of September 30, 2011 and 140,000 shares authorized, 100,000 issued and outstanding as of December 31, 2010	2	1
Class B common stock, non-voting $0.01 par value, no shares authorized, issued and outstanding as of September 30, 2011 and 60,000 shares authorized, 29,357 issued and outstanding as of December 31, 2010	—	—
Additional paid in capital	64,110	41,539
Treasury stock, 852 shares as of September 30, 2011 and no shares as of December 31, 2010	(494)	—
Retained earnings	551	1,503
Accumulated other comprehensive loss	(5,538)	(4,002)

Total shareholders’ equity	58,631	39,041

Total liabilities and shareholders’ equity	$414,154	$346,105

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$337,917	$248,289	$884,058	$742,552

Cost of revenue	306,780	224,736	798,160	671,060

Gross profit	31,137	23,553	85,898	71,492

Operating expenses
Selling, general and administrative	21,811	19,734	63,196	54,148
Depreciation and amortization	1,204	1,097	3,485	3,198

Total operating expenses	23,015	20,831	66,681	57,346

Operating income	8,122	2,722	19,217	14,146

Other expense (income)
Interest expense	5,100	5,471	15,216	15,565
Interest income	(104)	(90)	(398)	(257)
Foreign exchange loss (gain)	5,338	(1,797)	3,699	(582)
Other expense, net	(72)	(470)	(10)	(170)

Total other expense	10,262	3,114	18,507	14,556

(Loss) income before (benefit) provision for income taxes	(2,140)	(392)	710	(410)

(Benefit) provision for income taxes	(424)	(194)	1,662	1,500

Net loss	$(1,716)	$(198)	$(952)	$(1,910)

Net loss per weighted average share of common stock:
Basic	$(10.24)	$(1.53)	$(6.24)	$(14.77)

Diluted	$(10.24)	$(1.53)	$(6.24)	$(14.77)

Weighted average number of common shares used in per share calculation:
Basic	167,518	129,357	152,584	129,357

Diluted	167,518	129,357	152,584	129,357

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands) (Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(952)	$(1,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	72	123
Depreciation expense	3,212	2,881
Amortization expense	2,122	2,253
Bad debt expense	1,098	1,228
Inventory obsolescence expense	505	1,425
Deferred income tax expense	(199)	(343)
Gain on extinguishment of long-term debt	(81)	—
(Gain) loss on disposal of property and equipment	(32)	30

Change in operating assets and liabilities, net of effects from business acquisition:
Decrease (increase) in:
Trade accounts receivable	(6,496)	(4,328)
Inventories	(41,534)	(32,991)
Prepaid expenses, notes receivable and other	(10,020)	(7,454)
Due from related parties	33	20
Increase (decrease) in:
Accounts payable	34,019	15,324
Accrued expenses and other	4,145	7,141
Due to related parties	(11)	13

Net cash used in operating activities	(14,119)	(16,588)

Cash flows from investing activities:
Purchases of property and equipment	(2,439)	(3,335)
Acquisition of business, net of cash acquired	(174)	—
Proceeds from notes receivable	55	(199)
Proceeds from disposition of assets	169	98

Net cash used in investing activities	(2,389)	(3,436)

Cash flows from financing activities:
Borrowings under lines of credit, net	7,096	21,030
Proceeds from borrowing under long-term debt	248	528
Payments of long-term debt	(4,476)	(449)
Proceeds from issuance of common stock in connection with Brightpoint transaction	15,000	—
Payments for purchase of treasury stock	(494)	—

Net cash provided by financing activities	17,374	21,109
Effect of foreign currency exchange rate changes on cash and cash equivalents	(499)	(547)

Net increase in cash and cash equivalents	367	538
Cash and cash equivalents, beginning of period	$28,867	$27,234

Cash and cash equivalents, end of period	$29,234	$27,772

Supplemental disclosure of noncash investing and financing activities in connection with business acquisition:
Fair value of assets acquired	$14,922	$—
Fair value of liabilities assumed	(7,248)	—

Fair value of total consideration in connection with business acquisition (1)	$7,674	$—

(1)	Reflects issuance of 12,923 shares of Common Stock valued at $7,500 plus $174 cash paid, net of cash acquired.

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 1. Organization and Basis of Presentation

Nature of Operations

Intcomex, Inc. (“Intcomex”) is a United States (“U.S.”) based pure play value-added international distributor of computer information technology (“IT”) products focused solely on serving Latin America and the Caribbean (the “Region”). Intcomex distributes computer equipment, components, peripherals, software, computer systems, accessories, networking products, digital consumer electronics and mobile devices. Intcomex offers single source purchasing to its customers by providing an in-stock selection of products from vendors, including many of the world’s leading IT product manufacturers. The Company operates a sales and distribution center in the U.S. (the “Miami Operations”) and 25 sales and distribution centers in Latin America and the Caribbean with in-country operations in 12 countries – Argentina, Chile, Colombia, Costa Rica, Ecuador, El Salvador Guatemala, Jamaica, Mexico, Panama, Peru and Uruguay (collectively, the “In-country Operations”).

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include certain information and disclosures normally required for comprehensive annual consolidated financial statements. Therefore, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2011 (“Annual Report”). The results of operations for the three and nine months ended September 30, 2011, may not be indicative of the results of operations that can be expected for the full year.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of September 30, 2011, and its results of operations for the three and nine months ended September 30, 2011 and 2010 and its statements of cash flows for the nine months ended September 30, 2011 and 2010. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements reflect the Company as the reporting entity for all periods presented.

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

The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable, notes receivable and other, accounts payable, accrued expenses and other approximate fair value because of the short-term nature of these items. The carrying amounts of outstanding short-term debt approximate fair value because interest rates over the term of these financial instruments approximate current market interest rates available to the Company. The current market price of outstanding long-term debt approximates fair value because the Company’s $120,000 aggregate principal amount 13 1/4% Second Priority Senior Secured Notes due December 15, 2014 (the “New 13 1/4% Senior Notes”) are currently publicly tradable. As of September 30, 2011, the New 13 1/4% Senior Notes were tradable at 96.875 of the principal amount.

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

There were no changes to the Company’s valuation methodology for assets and liabilities measured at fair value during the three and nine months ended September 30, 2011 and 2010. The Company did not have any foreign currency collars or contracts outstanding as of September 30, 2011 and December 31, 2010.

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

Prior to April 19, 2011, the Company had two classes of common stock: voting (the “Common Stock”) and Class B, non-voting common stock (the “Original Class B Common Stock”) (collectively herein referred to as the “Original Common Stock”). The two classes of common stock had substantially identical rights with respect to any dividends or distributions of cash or property declared on shares of common stock and ranked equally as to the right to receive proceeds on liquidation or dissolution of the Company after the payment of the Company’s indebtedness. The Company used the two-class method for calculating net loss per share. Basic and diluted net loss per share of common stock are the same.

On April 19, 2011, the Company amended its certificate of incorporation, to increase the number of authorized shares of Common Stock to 200,000 shares, eliminate the Original Class B Common Stock and convert all outstanding shares of Original Class B Common Stock to shares of Common Stock.

The following table sets forth the computation of basic and diluted net loss per weighted average share of common stock for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator for basic and diluted net loss per share of common stock (1):
Net loss	$(1,716)	$(198)	$(952)	$(1,910)

Denominator:
Denominator for basic net loss per share of common stock (1) – weighted average shares	167,518	129,357	152,584	129,357

Effect of dilutive securities:
Stock options and unvested restricted shares of common stock (2)	—	—	—	—

Denominator for diluted net loss per share of common stock – adjusted weighted average shares	167,518	129,357	152,584	129,357

Net loss per share of common stock:
Basic	$(10.24)	$(1.53)	$(6.24)	$(14.77)

Diluted	$(10.24)	$(1.53)	$(6.24)	$(14.77)

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

(1)	Basic and diluted net loss per share of common stock were calculated using the Common Stock for the three and nine months ended September 30, 2011 and the Original Common Stock in the denominator for the three and nine months ended September 30, 2010.
(2)	The stock options were antidilutive as of September 30, 2011, as the Company had a net loss for the three and nine months ended September 30, 2011. The stock options were antidilutive as of September 30, 2010, as the Company had a net loss for the three and nine months ended September 30, 2010. The shares of restricted Common Stock were antidilutive during the three and nine months ended September 30, 2011 and the shares of restricted Original Class B Common Stock, non-voting were antidilutive during the three and nine months ended September 30, 2011 and 2010.

Off-Balance Sheet Arrangements

The Company has agreements with unrelated third parties to factor specific accounts receivable in several of its In-country Operations. The factoring is treated as a sale in accordance with FASB ASC 860, Transfers and Servicing, and is accounted for as an off-balance sheet arrangement. Proceeds from the transfers reflect the face value of the account less a discount, which is recorded as a charge to interest expense in the Company’s statements of operations in the period the sale occurs. Net funds received are recorded as an increase to cash and a reduction to accounts receivable outstanding in our condensed consolidated balance sheets. The Company reports the cash flows attributable to the sale of receivables to third parties and the cash receipts from collections made on behalf of and paid to third parties, on a net basis as trade accounts receivables in cash flows from operating activities in our condensed consolidated statement of cash flows.

The Company acts as the collection agent on behalf of the third party for the arrangements and has no significant retained interests or servicing liabilities related to the accounts receivable sold. In order to mitigate credit risk related to the Company’s factoring of accounts receivable, the Company may purchase credit insurance, from time to time, for certain factored accounts receivable, resulting in risk of loss being limited to the factored accounts receivable not covered by credit insurance, which the Company does not believe to be significant.

As of September 30, 2011 and December 31, 2010, the Company factored approximately $14,200 and $13,500, respectively, of accounts receivable pursuant to the Company’s agreements, representing the face amount of total outstanding receivables. The Company incurred approximately $204 and $100, respectively, in fees pursuant to the agreements.

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 to its audited consolidated financial statements included in the Company’s Annual Report. These accounting policies have not significantly changed.

Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standards update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also update previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of this guidance will have a material impact on its financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income to increase the prominence of other comprehensive income in the financial statements. This accounting standards update provides that an entity that reports items of other comprehensive income either as a continuous single statement of comprehensive income containing two sections — net income and other comprehensive income or in two separate but consecutive statements. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company does not expect the adoption of this guidance will have a material impact on its financial statements.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

In May 2011, the FASB and International Accounting Standards Board issued a new accounting standard that amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This accounting standard does not extend the use of fair value accounting but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards. This standard is effective beginning with the quarter ending April 30, 2012. The Company does not expect the adoption of this guidance will have a material impact on its financial statements.

Note 3. Brightpoint Transaction

On April 19, 2011 (the “Transaction Date”), the Company and two of its subsidiaries, Intcomex Colombia LTDA (“Intcomex Colombia”) and Intcomex de Guatemala, S.A., (“Intcomex Guatemala”) completed an investment agreement (the “Brightpoint Transaction”) with two subsidiaries of Brightpoint, Inc., Brightpoint Latin America and Brightpoint International Ltd (collectively herein referred to as “Brightpoint”). Pursuant to such agreement, the Company issued an aggregate 38,769 shares of its Common Stock to Brightpoint Latin America. Effectively, the Brightpoint Transaction was comprised of two transactions: (1) the sale of 25,846 shares of Common Stock for $15,000 in cash; and, (2) the acquisition of certain assets and liabilities of the Brightpoint Latin America operations and the equity associated with its operations in Colombia and Guatemala (collectively herein referred to as the “Brightpoint Latin America Operations”), in exchange for 12,923 shares of Common Stock valued at $7,500 plus $174 cash, net. The cash flows from the transaction have been presented in the unaudited condensed consolidated statement of cash flows as $15,000 received on the issuance of common stock in cash flows from financing activities and $174, net, paid on acquisition of net assets in cash flows from investing activities.

Additionally, the acquisition of the Brightpoint Latin America Operations provided for a post closing working capital adjustment to be settled in cash. In September 2011, the Company and Brightpoint finalized the working capital adjustment resulting in an additional payable by Brightpoint to the Company of $871, which the Company received in October 2011. The Company included the financial results of Brightpoint in its unaudited condensed consolidated financial statements from the Transaction Date. These results were not material to the Company’s unaudited condensed consolidated financial statements.

The Company engaged independent valuation experts to assist in the determination of the fair value of the assets and liabilities acquired in the Brightpoint Transaction. The fair value has not yet been finalized. The total preliminary transaction value was approximately $22,674, consisting of the following:

Transactional Values in the Brightpoint Transaction:

Fair value of common stock sold for cash	$15,000
Fair value of total consideration transferred for acquisition of Brightpoint Latin America Operations	$7,674

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

In allocating the total preliminary purchase price based on estimated fair values, the Company recognized preliminary amounts of assets acquired and liabilities assumed of the Brightpoint Latin America Operations, consisting of the following:

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed at Acquisition:

	Amounts Recognized as of Transaction Date (Provisional) (1)	Adjustments	Amounts Recognized as of September 30, 2011 (Provisional)
Assets acquired:
Current assets
Cash	$—	$—	$—
Accounts receivable	938	(27)	911
Inventories	6,953	—	6,953
Prepaid expenses and other	116	904 (2)	1,020	(2)

Total current assets	8,007	877	8,884
Fixed assets	—	90	90
Acquired intangible assets	6,937	(989)	5,948

Total assets acquired	$14,944	$(22)	$14,922

Liabilities assumed:
Current liabilities
Accounts payable	$5,789	$—	$5,789
Accrued expense	1,481	(22)	1,459

Total liabilities assumed	7,270	(22)	7,248

Net assets acquired	$7,674	$—	$7,674

Consideration:
Equity (12,923 shares of Common Stock)	$7,500	$—	$7,500
Cash paid	174	—	174

Total consideration	$7,674	$—	$7,674

(1)	As previously reported in the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011.
(2)	Includes $871 working capital adjustment due from Brightpoint.

The preliminary purchase price allocation for the Brightpoint Transaction was based upon the Company’s preliminary calculations, valuation, estimates and assumptions, which are subject to change, as the Company obtains additional information for the estimates during the respective measurement period of no later than one year from the Transaction Date. The primary areas of those preliminary purchase price allocations that are not yet finalized relate to certain tangible assets acquired and liabilities assumed, identifiable intangible assets, taxes, valuation of equity consideration and residual goodwill. The Brightpoint Transaction is not material for the pro-forma disclosure in the notes to unaudited condensed consolidated financial statements.

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	September 30, 2011	December 31, 2010

Property and equipment, net
Land	$760	$760
Building and leasehold improvements	9,759	9,333
Office furniture, vehicles and equipment	11,822	11,749
Warehouse equipment	2,504	2,506
Software	11,323	9,788

Total property and equipment	36,168	34,136
Less accumulated depreciation	(20,724)	(17,806)

Total property and equipment, net	$15,444	$16,330

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

(Unaudited)

Note 5. Goodwill and Identifiable Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The changes in the carrying amount of goodwill relate to the accumulated foreign currency translation effect of the Mexican Peso and consisted of the following for the periods presented:

	Miami Operations	In-country Operations	Total
As of September 30, 2011
Goodwill	$11,531	$20,860	$32,391
Accumulated impairment losses	(11,531)	(7,246)	(18,777)

Total goodwill	$—	$13,614	$13,614

As of December 31, 2010
Goodwill	$11,531	$21,108	$32,639
Accumulated impairment losses	(11,531)	(7,246)	(18,777)

Total goodwill	$—	$13,862	$13,862

For the three and nine months ended September 30, 2011, the change in goodwill reflects a net translation adjustment of $(408) and $(248) related to the Company’s operations in Mexico. There were no goodwill impairment charges recorded for the three and nine months ended September 30, 2011 and 2010.

Identifiable Intangible Assets, Net

Identifiable intangible assets, net consisted of the assets of Intcomex Mexico including the following:

As of September 30, 2011	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships	$3,630	$(2,297)	$(259)	$1,074	10.0

Total identifiable intangible assets, net	$3,630	$(2,297)	$(259)	$1,074

As of December 31, 2010	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships	$3,630	$(2,025)	$(209)	$1,396	10.0

Total identifiable intangible assets, net	$3,630	$(2,025)	$(209)	$1,396

For the three and nine months ended September 30, 2011, the Company recorded amortization expense related to the intangible assets of $90 and $272, respectively. For the three and nine months ended September 30, 2010, the Company recorded amortization expense related to the intangible assets of $90 and $317, respectively. There was no impairment charge for identifiable intangible assets for the three and nine months ended September 30, 2011 and 2010.

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

The outstanding balance of lines of credits consisted of the following:

	As of
	September 30, 2011	December 31, 2010

Lines of credit
SBA Miami	$17,627	$16,877

In-country Operations	10,725	4,379

Total lines of credit	$28,352	$21,256

The change in the outstanding balance was primarily attributable to the increased borrowings in our In-country Operations. As of September 30, 2011 and December 31, 2010, the total remaining credit amount available was $29,380 and $23,789, respectively, of which $12,373 and $13,128, respectively relates to our Miami Operations and $17,007 and $10,661 relates to our In-country Operations.

SBA Miami—Comerica Bank Senior Secured Revolving Credit Facility

On December 22, 2009, SBA closed a senior secured revolving credit facility with Comerica Bank (the “Comerica Credit Facility”), replacing the previous revolving credit facility with a three-year facility maturing in January 2013. On July 25, 2011, SBA terminated the Comerica Credit Facility with Comerica Bank and, collectively, with its consolidated subsidiaries, replaced it with a revolving credit and security agreement with PNC Bank (the “PNC Credit Facility”), the terms of which are more fully described below under “SBA Miami—PNC Bank Revolving Credit Facility.” The following is a description of certain matters relating to the Comerica Credit Facility.

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

As of December 31, 2010, SBA’s outstanding draws against the Comerica Credit Facility were $15,186 and the remaining amounts available were $12,923. As of December 31, 2010, SBA’s outstanding checks issued in excess of bank balances were $1,691 and outstanding undrawn stand-by letters of credit were $200.

SBA Miami—PNC Bank Revolving Credit Facility

On July 25, 2011, SBA terminated the Comerica Credit Facility with Comerica Bank and, collectively, with its consolidated subsidiaries, replaced it with the PNC Credit Facility. On July 26, 2011, with the proceeds from its PNC Credit Facility, SBA paid the remaining balance outstanding under the Comerica Credit Facility of $15,103 and had no outstanding borrowings under the Comerica Credit Facility. The PNC Credit Facility provides for a secured revolving credit facility in the aggregate amount of $30,000, including standby letters of credit commitments in an aggregate undrawn face amount of up to $3,000. The borrowing capacity under the PNC Credit Facility is based upon 85.0% of eligible accounts receivable, plus the lesser of: (i) 60.0% of eligible domestic inventory; (ii) 90% of the liquidation value of eligible inventory; or (iii) $16,500. The PNC Credit Facility has a three-year term and is scheduled to mature on July 25, 2014. Under the PNC Credit Facility, SBA’s obligations are secured by a first priority general lien on all of its assets. The Company entered into a guaranty agreement with PNC Bank to guarantee the performance of SBA’s obligations under the PNC Credit Facility. SBA will use the PNC Credit Facility for working capital, capital expenditures and general corporate purposes.

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

As of September 30, 2011, SBA’s outstanding draws against the PNC Credit Facility were $16,608 and the remaining amounts available were $12,173. As of September 30, 2011, SBA’s outstanding checks issued in excess of bank balances were $1,019 and outstanding undrawn stand-by letters of credit were $200.

As of September 30, 2011, SBA was in compliance with all of its covenants under the PNC Credit Facility.

In-country Operations Lines of Credit

The Company’s In-country Operations have lines of credit with various local financial institutions. The lines of credit carry interest rates ranging from 1.0% to 16.8% with maturity dates from December 2011 to October 2013.

As of September 30, 2011 and December 31, 2010, Intcomex S.A. (“Intcomex Chile”) had undrawn stand-by letters of credit of $15,200 and $13,200, respectively.

Note 7. Long-Term Debt

Long-term debt consisted of the following for the periods presented:

	As of
	September 30, 2011	December 31, 2010
Long-term debt, net of current portion
Intcomex, Inc. – New 13 1/4% Senior Notes, net of discount of $4,437 and Original 13 1/4% Senior Notes, net of discount of $5,317, at September 30, 2011 and December 31, 2010, respectively	$111,713	$114,683
Other, including various capital leases	1,075	1,568

Total long-term debt	112,788	116,251
Current maturities of long-term debt	(1,788)	(5,693)

Total long-term debt, net of current portion	$111,000	$110,558

Intcomex, Inc. –13 1/4% Senior Notes

On December 22, 2009, the Company completed a private offering to eligible purchasers of the Original 13 1/4% Senior Notes (the “Original 13 1/4% Senior Notes Offering”). The Original 13 1/4% Senior Notes were offered at an initial offering price of 94.43% of par, or an effective yield to maturity of 14.875%.

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

On June 15 and December 15, 2010, the Company made mandatory semi-annual interest payments of $7,641 and $7,950, respectively, on the Original 13 1/4% Senior Notes. On June 15, 2011, the Company made a mandatory semi-annual interest payment of $7,950 on the New 13 1/4% Senior Notes.

On September 14 and 27, 2011, the Company purchased $2,100 and $1,750 face value, respectively, of its New 13 1/4% Senior Notes in arm’s length transactions, at 98.25 and 97.50, respectively, of face value plus accrued interest. The Company recognized a gain on the redemption of the New 13 1/4% Senior Notes of $81 for the three and nine months ended September 30, 2011, which is included in other expense, net in the consolidated statements of operations. The Company did not repurchase any of its senior notes during the three and nine months ended September 30, 2010.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

As of September 30, 2011, the carrying value of the $116,150 principal amount of the remaining outstanding New 13 1/4% Senior Notes was $111,713 and as of December 31, 2010, the carrying value of the $120,000 principal amount of the Original 13 1/4% Senior Notes was $114,683. As of September 30, 2011 and December 31, 2010, the Company was in compliance with all of the covenants and restrictions under the Original 13 1/4% Senior Notes and the New 13 1/4% Senior Notes, respectively.

SBA – Capital lease

On April 30, 2007, SBA entered into a lease agreement with Comerica Bank in the principal amount of $1,505 for the lease of the Miami office and warehouse equipment. Interest is due monthly at 6.84% of the total equipment costs and all outstanding amounts are due April 30, 2012. As of September 30, 2011 and December 31, 2010, $294 and $539, respectively, remained outstanding under the lease agreement.

Note 8. Income Taxes

Income tax provision consists of the following for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Income tax provision
Current expense:
Federal and state	$—	$3	$—	$39
Foreign	(70)	215	1,861	1,805

Total current expense	(70)	218	1,861	1,844

Deferred (benefit) expense:
Federal and state	—	(791)	—	(856)
Foreign	(354)	379	(199)	512

Total deferred (benefit) expense	(354)	(412)	(199)	(344)

Total income tax (benefit) provision	$(424)	$(194)	$1,662	$1,500

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011	%	2010	%	2011	%	2010	%
Effective tax rate
(Loss) income before (benefit) provision for income taxes:
U.S	$(1,030)		$(4,453)		$(7,350)		$(11,590)
Foreign	(1,110)		4,061		8,060		11,180

(Loss) income before (benefit) provision for income taxes	$(2,140)		$(392)		$710		$(410)

Tax at statutory rate	$(728)	34%	$(133)	34%	$241	34%	$(139)	34%
State income taxes, net of federal income tax (benefit) provision for income taxes	(29)	1%	(243)	62%	(309)	(43)%	(621)	151%
Effect of tax rates on non-U.S. operations	242	(11)%	(1,401)	357%	(508)	(72)%	(2,186)	533%

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011	%	2010	%	2011	%	2010	%
Effect of tax rates on subpart F income	—	—	689	(176)%	—	—	689	(168)%
Change in valuation allowance	91	(4)%	894	(228)%	2,238	315%	3,757	(916)%

Effective tax (benefit) provision for income taxes	$(424)	20%	$(194)	49%	$1,662	234%	$1,500	(366)%

The effective tax benefit increased by $230, to $424 for the three months ended September 30, 2011 as compared to $194 for the three months ended September 30, 2010. The change was primarily due to the higher pre-tax losses in our In-country Operations, mainly Colombia and Argentina.

The effective tax provision increased by $162, to $1,662 for the nine months ended September 30, 2011, as compared to $1,500 for the nine months ended September 30, 2010. The change was primarily due to higher taxable earnings in our In-country Operations, primarily Chile, Costa Rica and El Salvador, partially offset by lower valuation allowances recorded against U.S. NOLs.

The Company’s net deferred tax assets were attributable to the following:

	As of
	September 30, 2011	December 31, 2010
Deferred tax assets
Current assets:
Allowance for doubtful accounts	$1,099	$1,047
Inventories	797	926
Accrued expenses	696	802
Other	745	405

Total current assets	3,337	3,180

Non-current assets:
Tax goodwill	432	617
Net operating losses	24,068	22,155
Other	1,352	1,254
Valuation allowances	(14,803)	(12,565)

Total non-current assets	11,049	11,461

Total deferred tax assets	$14,386	$14,641

Deferred tax liabilities
Current liabilities:
Other	$(60)	$(261)

Total current liabilities	(60)	(261)

Non-current liabilities:
Fixed assets	(1,864)	(2,041)
Amortizable intangible assets	(423)	(499)
Other	(21)	(21)

Total non-current liabilities	(2,308)	(2,561)

Total deferred tax liabilities	(2,368)	(2,822)

Net deferred tax assets	$12,018	$11,819

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

As of September 30, 2011 and December 31, 2010, the balance of SBA’s tax goodwill was $1,149 and $1,641, respectively. SBA recorded tax goodwill of approximately $9,843 in July 1998, which is being amortized for tax purposes over 15 years. SBA established $262 of deferred tax assets for foreign withholding taxes paid in El Salvador during 2005.

As of September 30, 2011 and December 31, 2010, the Company’s U.S. federal and state of Florida net operating losses (“NOLs”) resulted in $21,680 and $19,865, respectively, of deferred tax assets, which will begin to expire in 2026. The Company analyzed the available evidence related to the realization of the deferred tax assets, considered the global economic environment and determined it is now more likely than not that the Company will not recognize a portion of its deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies.

The Company establishes a valuation allowance against its NOLs when it does not believe that it will realize the full benefit of the NOLs. As of September 30, 2011 and December 31, 2010, the Company recorded a valuation allowance of $14,803 and $12,565, respectively, against the respective NOLs, of which $12,523 and $10,417, respectively, related to the U.S. and $2,280 and $2,148, respectively, related to the Company’s In-country Operations.

As of September 30, 2011, the Company did not recognize any subpart F income related to intercompany loans from its foreign affiliates. As of September 30, 2010, the Company recognized $2,205 in subpart F income related to intercompany loans from its foreign affiliates. As of September 30, 2011 and 2010, the Company did not provide additional tax provisions for future realization of subpart F income.

The Company’s NOLs, deferred tax asset resulting from the NOLs and the related valuation allowance consisted of the following for the periods presented:

	As of September 30, 2011				As of December 31, 2010
	Gross NOL	NOL Deferred Tax Asset	Valuation Allowance	NOL Expiration	Gross NOL	NOL Deferred Tax Asset	Valuation Allowance	NOL Expiration
U.S. federal and state	$58,530	$21,680	$12,523		$55,310	$19,865	$10,417
Foreign
Intcomex Argentina S.R.L	5,423	1,898	1,898	2011	5,046	1,766	1,766	2011
Intcomex Jamaica Ltd	324	108	—		426	142	—
Intcomex Mexico	1,274	382	382	2018	1,277	382	382	2018

Total foreign	$7,021	$2,388	$2,280		$6,749	$2,290	$2,148

Total	$65,551	$24,068	$14,803		$62,059	$22,155	$12,565

A future ownership change could limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax. In general, an “ownership change,” as defined by Section 382 of the Internal Revenue Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. On April 19, 2011, the Company issued 38,769 shares of Common Stock, pursuant to the Brightpoint Transaction.

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

The Company files tax returns in the state of Florida, the U.S. and in various foreign jurisdictions and is subject to periodic audits by state, domestic and foreign tax authorities. By statute, the Company’s U.S. tax returns are subject to examination by the

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Florida Department of Revenue and the Internal Revenue Service for fiscal years 2008 through 2010. The Company is subject to inspection by the tax authorities under the applicable law in the foreign jurisdictions throughout Latin America and the Caribbean in which the Company conducts business, for various statutes of limitation.

The Company believes its accruals for tax liabilities are adequate for all open fiscal years based upon an assessment of factors, including but not limited to, historical experience and related tax law interpretations. The Company does not have any unrecognized tax benefits as of September 30, 2011 and does not anticipate that the total amount of unrecognized tax benefits related to any particular tax position will change significantly within the next 12 months. The Company classifies tax liabilities that are expected to be paid within the current year, if any, as current income tax liabilities and all other uncertain tax positions as non-current income tax liabilities. The Company recognizes interest and penalties related to income tax matters in (benefit) provision for income taxes in the condensed consolidated statement of operations.

Note 9. Fair Value of Derivative Instruments

The Company accounts for derivative instruments and hedging activities in accordance with FASB ASC 815, Derivatives and Hedging. The Company is exposed to certain risks related to its ongoing business operations including fluctuations in foreign exchange rates and reduces its exposure to these fluctuations by using derivative financial instruments from time to time, particularly foreign currency forward contracts and foreign currency option collar contracts. The Company enters into these foreign currency contracts to manage its primary risks including foreign currency price risk associated with forecasted inventory purchases used in the Company’s normal business activities, in a currency other than the currency in which the products are sold. The Company has and expects to continue to utilize derivative instruments with respect to a portion of its foreign exchange risks to achieve a more predictable cash flow by reducing its exposure to foreign exchange fluctuations. The Company enters into foreign currency forward and option collar contracts with large multinational banks.

All derivative instruments are recorded in the Company’s consolidated balance sheet at fair value which represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices. The derivative instruments are not designated as hedging instruments and therefore, the changes in fair value are recognized currently in earnings during the period of change. The notional amount of forward exchange contracts is the amount of foreign currency bought or sold at maturity and is indicative of the extent of the Company’s involvement in the various types and uses of derivative instruments, but not a measure of the Company’s exposure to credit or market risks through its use of derivative instruments. The Company did not have any derivative instruments outstanding as of September 30, 2011 and December 31, 2010.

	Location of (Gain) Loss in Statement of Operations	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2011	2010	2011	2010
Derivative instruments not designated or qualifying as hedging instruments under ASC 815:
Foreign currency contracts	Other expense (income)	$—	$3,738	$—	$2,970

Total		$—	$3,738	$—	$2,970

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Compensation expense related to the Company’s share-based compensation arrangements consists of the following for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Share-based compensation arrangements charged against income:
Stock options (1)	$—	$—	$—	$56
Restricted shares (2)	17	29	72	67

Total	$17	$29	$72	$123

(1)	Stock options were issued pursuant to the 2007 Founders’ Grant Stock Option Plan (the “2007 Founders’ Option Plan”).
(2)	Restricted shares were issued pursuant to the 2008, 2009 and 2010 Restricted Stock Issuances.

Outstanding compensation costs related to the Company’s unvested share-based compensation arrangements consisted of the following:

	As of
	September 30, 2011	December 31, 2010
Outstanding compensation costs for unvested share-based compensation arrangements:
Stock options (1)	$—	$—
Restricted shares (2)	80	152

Total	$80	$152

(1)	Stock options were issued pursuant to the 2007 Founders’ Option Plan.
(2)	Restricted shares were issued pursuant to the 2008, 2009 and 2010 Restricted Stock Issuances.

As of September 30, 2011 and December 31, 2010, the outstanding compensation costs for unvested share-based compensation arrangements will be recognized over a weighted-average period of 1.7 and 2.0 years, respectively.

Stock Options

In February 2007, options to acquire an aggregate of 1,540 shares of the Original Class B Common Stock were granted under the 2007 Founders’ Option Plan to certain management employees and independent, non-employee directors. The options were granted at an exercise price of $1,077 per share, which was equal to the fair value of the Company’s Original Common Stock on the date of grant. The weighted-average grant date fair value of the options granted during the year ended December 31, 2007 was $566 per share. The shares vest ratably over a three-year vesting period of one-third per year on the annual anniversary date and expire 10 years from the date of grant. Pursuant to the amendment to the Company’s certificate of incorporation on April 19, 2011, all previously granted stock options to acquire shares of Original Class B Common Stock are exercisable for the identical number of shares of Common Stock. There were no stock options granted during the three and nine months ended September 30, 2011 and 2010. As of September 30, 2011 and December 31, 2010, all of the outstanding options were vested.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

A summary of the stock option activity under the 2007 Founders’ Option Plan and changes during the periods presented, consisted of the following:

	Shares	Weighted-Average Exercise Price per Share (in dollars)	Weighted-Average Remaining Contractual Term (in years)
Outstanding at January 1, 2010	1,280	$1,077	7.2

Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2010	1,280	$1,077	6.1

Granted	—	—
Exercised	—	—
Forfeited or expired	(200)	1,077

Outstanding at September 30, 2011	1,080	$1,077	5.3

Vested and expected to vest at September 30, 2011	1,080	$1,077	5.3

Exercisable at September 30, 2011	1,080	$1,077	5.3

The options were antidilutive as of September 30, 2011, as the fair value was below the exercise price of the options. The stock options were anti-dilutive as of December 31, 2010, as the Company had a net loss as of the year ended December 31, 2010. The fair value of the options was determined using the Black-Scholes option pricing model as of April 23, 2007, the measurement date or the date the Company received unanimous approval from shareholders for the 2007 Founders’ Option Plan. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, and requires the input of subjective assumptions, including expected price volatility and term. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options. Projected data related to the expected volatility and expected life of stock options is typically based upon historical and other information. The fair value of the options granted in 2007 was estimated at the date of grant using the following assumptions:

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

On April 1, 2011, the Company adopted a basic employee membership restricted stock grant agreement compensation plan for eligible employees to receive compensation in the form of restricted shares of Common Stock. As of September 30, 2011, there have not been any shares of Common Stock granted or issued under this plan.

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

A summary of the unvested restricted shares of Class B common stock, non-voting award activity and changes during the periods presented consisted of the following:

	Restricted Common Stock (in shares)	Weighted-Average Grant-Date Fair Value per Share (in dollars)
Unvested Balance at January 1, 2010	306	$1,040	(1)

Granted	128	$790	(2)
Vested	—	—
Forfeited	—	—

Unvested Balance at December 31, 2010	434	$899	(1)

Granted	—	—
Vested	(114)	—
Forfeited	—	—

Unvested Balance at September 30, 2011	320	$943	(1)

(1)	The fair value was determined using the weighted-average fair value per share to reflect the portion of the period during which shares were outstanding.
(2)	The fair value was determined as of the date the Company granted the shares.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 11. Commitments and Contingencies and Other

Commitments and Contingencies

The Company accrues for contingent obligations when the obligation is probable and the amount is reasonably estimable. As facts concerning contingencies become known, the Company reassesses its position and makes appropriate adjustments to the financial statements. Estimates that require judgment and are particularly sensitive to future changes include those related to taxes, legal matters, the imposition of international governmental monetary, fiscal or other controls, changes in the interpretation and enforcement of international laws (in particular related to items such as duty and taxation), and the impact of local economic conditions and practices, which are all subject to change as events evolve and as additional information becomes available.

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

Indemnity Letter Agreement

On March 16, 2011, the Company entered into an indemnity letter agreement with the Anthony and Michael Shalom, (the “Shaloms”) and a CVC International subsidiary, CVCI Intcomex Investment LP (“CVCI Investment”), pursuant to which the Company agreed to return approximately $927 (the “Reimbursement Amount”) to the Shaloms. The return of the Reimbursement Amount is a result of an overpayment by the Shaloms of an indemnification payment owed to CVCI Investment and paid to the Company pursuant to an indemnity agreement letter between the Shaloms and CVCI Investment, dated as of June 29, 2007. The Reimbursement Amount represents a refund claimed by the Shaloms, as a result of a tax benefit recognized by the Company in connection with the gross indemnifiable loss. Accordingly, the original indemnification payment exceeded the ultimate indemnifiable loss because it did not account for the effect of this tax benefit. The Reimbursement Amount is equal to the indemnifying shareholders’ prorata share of the tax benefit recognized. The Reimbursement Amount is payable at the earlier of: (i) such time that such payment is not prohibited by any agreement by which the Company or any of its subsidiaries is bound; and (ii) a change of control other than that as a result of an IPO.

Note 12. Additional Paid in Capital

Total compensation expense for share-based compensation arrangements charged against income was $17 and $72 for the three and nine months ended September 30, 2011, respectively, and $30 and $123 for the three and nine months ended September 30, 2010, respectively. For a detailed discussion of the share-based compensation, see “Note 10. Share-Based Compensation” in these Notes to Condensed Consolidated Financial Statements (Unaudited).

On July 15, 2011, the Company repurchased 852 shares of common stock from one of its shareholders using the proceeds from the Brightpoint Transaction, for a total purchase price of $494, in connection with the departure of such shareholders’ principal owner as an employee of Intcomex Argentina, S.R.L.

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

Inter-segment revenue primarily represents intercompany revenue between the Miami Operations and the In-country Operations at established prices. Intercompany revenue between the related companies is eliminated in consolidation. The measure for the Company’s segment profit is operating income. Financial information by geographic operating segment is as follows for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Statement of Operations Data:
Revenue
Miami Operations
Revenue from unaffiliated customers (1)	$109,349	$53,416	$248,739	$167,471
Intersegment	88,174	62,930	244,000	209,588

Total Miami Operations	197,523	116,346	492,739	377,059
In-country Operations
In-country Operations, excluding Intcomex Chile	170,746	135,660	465,290	393,605
Intcomex Chile	57,822	59,213	170,029	181,476

In-country Operations	228,568	194,873	635,319	575,081
Eliminations of inter-segment	(88,174)	(62,930)	(244,000)	(209,588)

Total revenue	$337,917	$248,289	$884,058	$742,552

Operating income
Miami Operations	$4,175	$619	$7,858	$3,078
In-country Operations	3,947	2,103	11,359	11,068

Total operating income	$8,122	$2,722	$19,217	$14,146

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

	As of
	September 30, 2011	December 31, 2010
Balance Sheet Data:
Assets:
Miami Operations	$182,000	$125,711
In-country Operations
In-country Operations, excluding Intcomex Chile	122,711	117,598
Intcomex Chile	109,443	102,796

In-country Operations	232,154	220,394

Total assets	$414,154	$346,105

Property & equipment, net:
Miami Operations	$6,495	$7,064
In-country Operations	8,949	9,266

Total property & equipment, net	$15,444	$16,330

Goodwill:
Miami Operations	$—	$—
In-country Operations	13,614	13,862

Total goodwill	$13,614	$13,862

(1)	For purposes of geographic disclosure, revenue is attributable to the country in which the Company’s individual business resides.

Note 14. Guarantor Condensed Consolidating Financial Statements

The Original 13 1/4 % Senior Notes were and the New 13 1/4% Senior Notes are unconditionally guaranteed on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries (collectively, the “Subsidiary Guarantors”), but not the Company’s foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”). Each of the note guarantees covered the full amount of the Original 13 1/4% Senior Notes and covers the full amount of the New 13 1/4% Senior Notes and each of the Subsidiary Guarantors is 100% owned by the Company. Pursuant to Rule 3-10(f) of Regulation S-X under the rules promulgated under the Securities Act of 1933, the Parent company has prepared condensed consolidating financial information for the Parent company, the subsidiaries that are Guarantors of the Company’s obligations under the Original 13 1/4% Senior Notes and New 13 1/4% Senior Notes on a combined basis and the Non-Guarantor Subsidiaries on a combined basis.

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

The Rule 3-16 requirement to file separate financial statements of a subsidiary is triggered if the aggregate principal amount, par value, or book value of the capital stock of the subsidiary, as carried by the registrant, or the market value of such capital stock, whichever is greatest, equals 20% or more of the principal amount of the notes. These values are calculated by using a discounted cash flow model that combines the unlevered free cash flows from the Company’s annual five-year business plan plus a terminal value based upon the final year earnings before interest, taxes, depreciation and amortization, or EBITDA, of that business plan which is then multiplied by a multiple based upon comparable companies’ implied multiples, validated by third-party experts, to arrive at an enterprise value. Existing debt, net of cash on hand, is then subtracted to arrive at the estimated market value.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Supplemental financial information for Intcomex, its combined Subsidiary Guarantors and Non-Guarantor Subsidiaries is presented below.

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2011

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Current assets
Cash and equivalents	$—	$175	$29,059	$—	$29,234
Trade accounts receivable, net	—	98,818	107,092	(82,612)	123,298
Inventories	—	43,084	114,460	—	157,544
Other	43,809	6,663	82,360	(82,007)	50,825

Total current assets	43,809	148,740	332,971	(164,619)	360,901

Long-term assets
Property and equipment, net	4,152	2,343	8,949	—	15,444
Investments in subsidiaries	155,894	231,343	—	(387,237)	—
Goodwill	—	7,418	6,196	—	13,614
Acquired intangible assets	3,798	—	2,150	—	5,948
Other	14,106	62,995	8,857	(67,711)	18,247

Total assets	$221,759	$452,839	$359,123	$(619,567)	$414,154

Liabilities and shareholders’ equity
Current liabilities	$7,981	$206,532	$190,074	$(164,648)	$239,939
Long-term debt, net of current maturities	110,677	—	323	—	111,000
Other long-term liabilities	44,470	18,251	14,952	(73,089)	4,584

Total liabilities	163,128	224,783	205,349	(237,737)	355,523

Total shareholders’ equity	58,631	228,056	153,774	(381,830)	58,631

Total liabilities and shareholders’ equity	$221,759	$452,839	$359,123	$(619,567)	$414,154

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2011

	ELIMINATIONS	ELIMINATIONS	ELIMINATIONS	ELIMINATIONS	ELIMINATIONS
	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$197,524	$228,567	$(88,174)	$337,917
Cost of revenue	—	186,969	209,657	(89,846)	306,780

Gross profit	—	10,555	18,910	1,672	31,137
Operating expenses	2,278	4,940	15,797	—	23,015

Operating (loss) income	(2,278)	5,615	3,113	1,672	8,122
Other expense, net Interest expense, net	5,030	494	(528)	—	4,996
Other, net	(3,101)	(3,359)	5,510	6,216	5,266

Total other expense (income)	1,929	(2,865)	4,982	6,216	10,262
(Loss) income before (benefit) provision for income taxes	(4,207)	8,480	(1,869)	(4,544)	(2,140)
(Benefit) provision for income taxes	(2,491)	2,301	(234)	—	(424)

Net (loss) income	$(1,716)	$6,179	$(1,635)	$(4,544)	$(1,716)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2010

	ELIMINATIONS	ELIMINATIONS	ELIMINATIONS	ELIMINATIONS	ELIMINATIONS
	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$116,346	$194,873	$(62,930)	$248,289
Cost of revenue	—	109,050	178,788	(63,102)	224,736

Gross profit	—	7,296	16,085	172	23,553
Operating expenses	2,239	4,611	13,981	—	20,831

Operating (loss) income	(2,239)	2,685	2,104	172	2,722
Other expense, net Interest expense, net	5,068	678	(365)	—	5,381
Other, net	(5,313)	(5,428)	(266)	8,740	(2,267)

Total other (income) expense	(245)	(4,750)	(631)	8,740	3,114
(Loss) income before (benefit) provision for income taxes	(1,994)	7,435	2,735	(8,568)	(392)
(Benefit) provision for income taxes	(1,796)	1,531	71	—	(194)

Net (loss) income	$(198)	$5,904	$2,664	$(8,568)	$(198)

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2011

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$492,740	$635,318	$(244,000)	$884,058
Cost of revenue	—	463,334	579,712	(244,886)	798,160

Gross profit	—	29,406	55,606	886	85,898
Operating expenses	7,806	13,743	45,132	—	66,681

Operating (loss) income	(7,806)	15,663	10,474	886	19,217
Other expense, net Interest expense, net	15,137	1,681	(2,000)	—	14,818
Other, net	(15,811)	(15,584)	6,078	29,006	3,689

Total other (income) expense	(674)	(13,903)	4,078	29,006	18,507
(Loss) income before (benefit) provision for income taxes	(7,132)	29,566	6,396	(28,120)	710
(Benefit) provision for income taxes	(6,180)	5,606	2,236	—	1,662

Net (loss) income	$(952)	$23,960	$4,160	$(28,120)	$(952)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2010

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$377,059	$575,081	$(209,588)	$742,552
Cost of revenue	—	354,176	526,194	(209,310)	671,060

Gross profit	—	22,883	48,887	(278)	71,492
Operating expenses	6,310	13,217	37,819	—	57,346

Operating (loss) income	(6,310)	9,666	11,068	(278)	14,146
Other expense, net Interest expense, net	14,984	1,546	(1,222)	—	15,308
Other, net	(14,668)	(15,189)	2,007	27,098	(752)

Total other expense (income)	316	(13,643)	785	27,098	14,556
(Loss) income before (benefit) provision for income taxes	(6,626)	23,309	10,283	(27,376)	(410)
(Benefit) provision for income taxes	(4,716)	4,042	2,174	—	1,500

Net (loss) income	$(1,910)	$19,267	$8,109	$(27,376)	$(1,910)

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2011

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Cash flows from operating activities	$(12,639)	$1,519	$(2,999)	$—	$(14,119)

Cash flows from investing activities
Purchases of property and equipment, net	(1,168)	(91)	(1,180)	—	(2,439)
Acquisition of business, net of cash acquired	(1,973)	—	1,799	—	(174)
Other	1,989	(1,985)	220	—	224

Cash flows from investing activities	(1,152)	(2,076)	839	—	(2,389)

Cash flows from financing activities
Borrowings (payments) under lines of credit, net	—	750	6,346		7,096
Borrowings under long-term debt	—	—	248	—	248
Payments of long-term debt	(3,769)	(291)	(416)	—	(4,476)
Proceeds from issuance of common stock in connection with Brightpoint transaction	15,000	—	—	—	15,000
Intercompany financing of business acquisition by foreign subsidiaries	3,054	—	(3,054)	—	—
Payments for purchase of treasury stock	(494)	—	—	—	(494)

Cash flows from financing activities	13,791	459	3,124	—	17,374

Effects of exchange rate changes on cash	—	—	(499)	—	(499)

Net (decrease) increase in cash and cash equivalents	—	(98)	465	—	367
Cash and cash equivalents, beginning of period	—	273	28,594	—	28,867

Cash and cash equivalents, end of period	$—	$175	$29,059	$—	$29,234

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2010

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Cash flows from operating activities	$(11,093)	$(8,411)	$2,916	$—	$(16,588)

Cash flows from investing activities
Purchases of property and equipment, net	(1,522)	(87)	(1,726)	—	(3,335)
Other	9,978	(9,964)	(115)	—	(101)

Cash flows from investing activities	8,456	(10,051)	(1,841)	—	(3,436)

Cash flows from financing activities
Borrowings (payments) under lines of credit, net	—	18,883	2,147		21,030
Borrowings under long-term debt	—	—	528	—	528
Payments of long-term debt	—	(193)	(256)	—	(449)

Cash flows from financing activities	—	18,690	2,419	—	21,109

Effects of exchange rate changes on cash	—	—	(547)	—	(547)

Net (decrease) increase) in cash and cash equivalents	(2,637)	228	2,947	—	538
Cash and cash equivalents, beginning of period	2,637	41	24,556	—	27,234

Cash and cash equivalents, end of period	$—	$269	$27,503	$—	$27,772

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

Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statement because of certain factors discussed below or elsewhere in this Quarterly Report or included in our Annual Report. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and notes thereto, which are included in our Annual Report, and our unaudited condensed consolidated financial statements for the fiscal quarter and year to date period ended September 30, 2011, which are included in this Quarterly Report.

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

Our results for the three and nine months ended September 30, 2011 reflect an increase in revenue across most of our product lines and our customer markets with mobile devices representing the most significant portion of the revenue growth, as compared to the corresponding period in 2010. Revenue increased $89.6 million, or 36.1% to $337.9 million for the three months ended September 30, 2011, as compared to $248.3 million for the three months ended September 30, 2010. Revenue increased $141.5 million, or 19.1% to $884.1 million for the nine months ended September 30, 2011, as compared to $742.6 million for the nine months ended September 30, 2010. Gross profit increased $7.6 million, or 32.2% to $31.1 million for the three months ended September 30, 2011, as compared to $23.6 million for the three months ended September 30, 2010. Gross profit increased $14.4 million, or 20.2% to $85.9 million for the nine months ended September 30, 2011, as compared to $71.5 million for the nine months ended September 30, 2010. The improvement in gross profit was primarily the result of the higher sales volume coupled with improved margins.

Total operating expenses increased $2.2 million, or 10.5% to $23.0 million for the three months ended September 30, 2011, as compared to $20.8 million for the three months ended September 30, 2010. Total operating expenses increased $9.3 million, or 16.3% to $66.7 million for the nine months ended September 30, 2011, as compared to $57.3 million for the nine months ended September 30, 2010. The increase in operating expenses resulted primarily from the additional salary and payroll-related expenses including severance costs and recruiting fees, facilities-related expenses, marketing and advertising expenses and foreign exchange driven increases incurred during the period.

Other expense, net increased $7.1 million, to $10.2 million during the three months ended September 30, 2011, as compared to $3.1 million for the three months ended September 30, 2010. Other expense, net increased $4.0 million, or 27.1% to $18.5 million during the nine months ended September 30, 2011, as compared to $14.6 million for the nine months ended September 30, 2010. The increase was primarily driven by the foreign exchange losses realized during the three and nine months ended September 30, 2011, as compared to the foreign exchange gains realized during the same periods in 2010.

Net loss was $1.7 million for the three months ended September 30, 2011, as compared to $0.2 million for the three months ended September 30, 2010. Net loss was $1.0 million for the nine months ended September 30, 2011, as compared to $1.9 million for the nine months ended September 30, 2010.

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

•

Sale of Mobile Devices. Due to the continued convergence of IT products and mobile devices, we launched our initial foray into the mobile devices market in the latter half of 2010. In April 2011, we completed our strategic transaction with Brightpoint, Inc., which facilitates our further expansion into the wireless mobile devices distribution market. Additionally, we recently entered into contracts with certain mobile devices manufacturers for the distribution of their products throughout Latin America and the Caribbean. We expect to enter into more contracts with other mobile devices manufacturers, which may result in the increase in revenues related to these products and services.

•

Shift in revenue to In-country Operations. One of our growth strategies is to expand the geographic presence of our In-country Operations into areas in which we believe we can achieve higher gross margins than our Miami Operations. Miami gross margins are generally lower than gross margins from our In-country Operations because the Miami export market is more competitive due to the high concentration of other Miami-based IT distributors who compete for the export business of resellers and retailers located in Latin America or the Caribbean. In addition, these resellers and retailers generally have larger average order quantities than customers of our In-country Operations segment, and as a result, benefit from lower average prices. Revenue from our In-country Operations grew by an average of 19.0% annually between 2001 and 2010, as compared to growth in revenue from our Miami Operations of an average of 5.6% annually over the same period. Revenue from our In-country Operations accounted for 67.6% and 71.9%, respectively, of consolidated revenue for the three and nine months ended September 30, 2011. Revenue from our In-country Operations accounted for 78.5% and 77.4%, respectively, for the three and nine months ended September 30, 2010, respectively. While the recent increase in sales related to mobile devices has impacted our Miami Operations to a greater extent than our In-country Operations, we expect the expansion of our In-country Operations to grow at a faster rate than our Miami Operations over the long term.

•

Exposure to fluctuations in foreign currency. A significant portion of the revenues from our In-country Operations is invoiced in currencies other than the United States, or U.S., dollar and a significant amount of the operating expenses from our In-country Operations are denominated in currencies other than U.S. dollar. In markets where we invoice in local currency, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, appreciation of a local currency could have a marginal impact on our gross profit and gross margins in U.S. dollar terms. In markets where our books and records are prepared in currencies other than the U.S. dollar, the appreciation of the local currency will increase our operating expenses and decrease our operating margins in U.S. dollar terms. Our condensed consolidated statements of operations include a foreign exchange loss of $5.3 million and $3.7 million, respectively, for the three and nine months ended September 30, 2011, and a foreign exchange gain of $1.8 million and $0.6 million, respectively, for the three and nine months ended September 30, 2010. We periodically engage in foreign currency forward contracts when available and when doing so is not cost prohibitive. In periods when we do not, foreign currency fluctuations may adversely affect our results of operations, including our gross margins and operating margins.

•

Trade credit. All of our key vendors and many of our other vendors provide us with trade credit, an important source of liquidity to finance our growth. Although our overall available trade credit has increased significantly over time, from time to time, the trade credit available from certain vendors has not kept pace with the growth of our business with them. During periods of economic downturn, our vendors may reduce the level of available trade credit extended to us as a result of their view of our liquidity at the time.

It is necessary for us to increase our use of available cash or borrowings under our credit facility to the extent available in order to pay certain vendors for their products, which adversely affects our liquidity and can adversely affect our results of operations and opportunities for growth. We purchase credit insurance to support trade credit lines extended to our customers, which has been restricted in recent years due to regional or global economic events or disruptions in the credit markets. Periodically, credit insurers may tighten the requirements for extending credit insurance coverage thereby limiting our capacity to extend trade credit to our customers and the growth of our business throughout the Region.

•

Increased levels of indebtedness. During December 2009, we completed a cash tender offer for $96.9 million aggregate principal amount of our prior 11 3/4% Second Priority Senior Secured Notes outstanding due January 15, 2011, or the Prior 11 3/4% Senior Notes. We financed the tender offer with the net cash proceeds of $120.0 million aggregate principal amount of the Original 13 1/4% Second Priority Senior Secured Notes, due December 15, 2014, or the Original 13 1/4% Senior Notes, that were sold in a private placement transaction and closed on December 22, 2009, with an interest rate of 13.25% per year, payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2010. We used the proceeds from the sale of the Original 13 1/4% Senior Notes to repay our borrowings under and renew our senior secured revolving credit facility, repurchase, redeem or otherwise discharge our Prior 11 3/4% Senior Notes and the balance for general corporate purposes. For the three and nine months ended September 30, 2011, interest expense was $5.1 million and $15.2 million, respectively. For the three and nine months ended September 30, 2010, interest expense was $5.5 million and $15.6 million, respectively.

•

Goodwill impairment. Goodwill represents the excess of the purchase price over the fair value of the net assets. We perform our impairment test of our goodwill and other intangible assets on an annual basis. The goodwill impairment charge represents the extent to which the carrying values exceeds the fair value attributable to our goodwill. Fair values are determined based upon market conditions and the income approach which utilizes cash flow projections and other factors. In connection with our goodwill impairment testing and analysis conducted in 2008, we recognized a substantially lower value attributable to our goodwill, which was consistent with the overall market decline in the global economic environment and financial market dislocation during that period under review. Our future results of operations may be impacted by weakness in the economic environment, an extended period of economic contraction or a deterioration of operating performance, which may result in a further impairment of any existing goodwill or goodwill and/or other long-lived assets recorded in the future.

In connection with our goodwill impairment testing and analysis conducted in 2010, we noted that as of December 31, 2010, the fair value exceeded the carrying value of Computación Monrenca Panama, S.A., or Intcomex Panama, by 3.1%. The fair value of Intcomex Panama was determined using management’s estimate of fair value based upon the financial projections for the business. As of December 31, 2010, the balance of Intcomex Panama’s goodwill was $0.5 million, which represented 5.0% of the carrying value of Intcomex Panama and less than 1.0% of our total assets. We did not record an impairment charge for goodwill and identifiable intangible assets for the three and nine months ended September 30, 2011 and 2010.

•

Deferred tax assets. Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets, which also include NOL carryforwards for entities that have generated or continue to generate operating losses, are assessed periodically by management to determine if their future benefit will be fully realized. If it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income (loss). Such charges could have a material adverse effect on our results of operations or financial condition.

As of September 30, 2011 and December 31, 2010, our U.S. and state of Florida NOLs resulted in $21.7 million and $19.9 million, respectively, of deferred tax assets, which will begin to expire in 2026. As of September 30, 2011 and December 31, 2010, Intcomex Argentina, S.R.L. had $5.4 million and $5.0 million, respectively, in NOLs resulting in $1.9 million and $1.8 million, respectively, of deferred tax assets, which begin to expire in 2011. As of September 30, 2011 and December 31, 2010, Intcomex Mexico had $1.3 million in NOLs resulting in $0.4 million of deferred tax assets, which will expire in 2018.

We periodically analyze the available evidence related to the realization of the deferred tax assets, considered the current negative economic environment and determined it is now more likely than not that we will not recognize a portion of our deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies. As of September 30, 2011 and December 31, 2010, we had a valuation allowance of $12.5 million and $10.4 million, respectively, related to our U.S. and state of Florida NOLs and $2.3 million and $2.1 million, respectively, related to our foreign NOLs, as management does not believe that it will realize the full benefit of these NOLs. Our future results of operations may be impacted by a prolonged weakness in the economic environment, which may result in further valuation allowances on our deferred tax assets and adversely affect our results of operations or financial condition.

Brightpoint Transaction

From time to time, we evaluate opportunities to pursue business transactions that we view as strategic and complementary to our current business and align with our global strategy to expand our services and our supply chain solution capabilities to customers and vendors throughout Latin America and the Caribbean.

On April 19, 2011, we and two of our subsidiaries, Intcomex Colombia LTDA, or Intcomex Colombia, and Intcomex de Guatemala, S.A., or Intcomex Guatemala, completed an investment agreement, the Brightpoint Transaction, with two subsidiaries of Brightpoint, Inc., Brightpoint Latin America and Brightpoint International Ltd, collectively Brightpoint, a global leader in providing supply chain solutions to the wireless industry. Pursuant to such agreement, we issued an aggregate 38,769 shares of our Common Stock to Brightpoint Latin America. Effectively, the Brightpoint Transaction was comprised of two transactions: (1) the sale of 25,846 shares of Common Stock for $15.0 million in cash; and, (2) the acquisition of certain assets and liabilities of the Brightpoint Latin America operations and the equity associated with its operations in Colombia and Guatemala, collectively Brightpoint Latin America Operations, in exchange for 12,923 shares of common stock valued at $7.5 million plus $0.2 million cash, net.

Additionally, the acquisition of the Brightpoint Latin America Operations provided for a post closing working capital adjustment to be settled in cash. In September 2011, together with Brightpoint, we finalized the working capital adjustment resulting in an additional payable by Brightpoint to us of $0.9 million, which we received in October 2011.

The expected benefits from this business transaction depend upon a number of factors, including retaining management personnel to run the operations, successfully integrating the operations, IT systems, customers, vendors and partner relationships of the acquired companies and devoting sufficient capital and management attention to the newly acquired companies.

The comparability of our operating results for the three and nine months ended September 30, 2011, as compared to the same periods of 2010, is impacted by the Brightpoint Transaction. In our discussion of the comparison of the three and nine months ended September 30, 2011, as compared to the same periods of 2010 in our results of operations, the incremental contribution of the Brightpoint Transaction to our business is presented as if the acquisition was not separately identifiable, as the integration was made directly into our existing operations and was insignificant to our results of operations during the periods presented.

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

Comparison of the quarter ended September 30, 2011 versus the quarter ended September 30, 2010

The following table sets forth selected financial data and percentages of revenue for the periods presented:

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Dollars (in thousands)	Percentage of Revenue	Dollars (in thousands)	Percentage of Revenue
Revenue	$337,917	100.0%	$248,289	100.0%
Cost of revenue	306,780	90.8%	224,736	90.5%

Gross profit	31,137	9.2%	23,553	9.5%
Selling, general and administrative	21,811	6.4%	19,734	8.0%
Depreciation and amortization	1,204	0.4%	1,097	0.4%

Total operating expenses	23,015	6.8%	20,831	8.4%

Operating income	8,122	2.4%	2,722	1.1%
Other expense, net	10,262	3.0%	3,114	1.3%

Loss before benefit for income taxes	(2,140)	(0.6)%	(392)	(0.2)%
Benefit for income taxes	(424)	(0.1)%	(194)	(0.1)%

Net loss	$(1,716)	(0.5)%	$(198)	(0.1)%

Revenue. Revenue increased $89.6 million, or 36.1%, to $337.9 million for the three months ended September 30, 2011, from $248.3 million for the three months ended September 30, 2010. Our revenue growth was driven by the increased demand for our products throughout Latin America and the Caribbean combined with our efforts to grow and diversify our product offerings. Revenue growth was driven primarily by the increase in sales of mobile devices of $53.1 million due to new contracts with mobile device manufacturers, basic “white-box” systems of $9.6 million, CPUs of $8.6 million, notebook computers of $6.2 million and software of $3.9 million, offset by the decrease in sales of memory products, hard disk drives and monitors. We experienced a 29.7% increase in unit shipments across our core product lines, which exclude mobile devices, for the three months ended September 30, 2011, as compared to the same period in 2010. We experienced an 11.7% decrease in average sales prices across the same core products for the three months ended September 30, 2011, as compared to the same period in 2010. Revenue derived from our In-country Operations increased $33.7 million, or 17.3%, to $228.6 million for the three months ended September 30, 2011, from $194.9 million for the three months ended September 30, 2010. Revenue derived from our In-country Operations accounted for 67.6% of our total revenue for the three months ended September 30, 2011, as compared to 78.5% of our total revenue for the three months ended September 30, 2010. The growth in revenue from our In-country Operations was mainly driven by the overall increase in sales in Colombia, Ecuador, El Salvador, Guatemala and Uruguay. This growth was driven by the increased sales volume of basic “white-box” systems, notebook computers and software. Revenue derived from our Miami Operations increased $55.9 million to $109.3 million for the three months ended September 30, 2011 (net of $88.2 million of revenue derived from sales to our In-country Operations) from $53.4 million for the three months ended September 30, 2010 (net of $62.9 million of revenue derived from sales to our In-country Operations). The growth in revenue derived from our Miami Operations reflected the increased sales volume of mobile devices, CPUs and software.

Gross profit. Gross profit increased $7.6 million, or 32.2%, to $31.1 million for the three months ended September 30, 2011, from $23.6 million for the three months ended September 30, 2010. The increase was primarily driven by higher sales volume in our In-country Operations and our Miami Operations coupled with improved margins in our In-country Operations. Gross profit from our In-country Operations increased $3.3 million, or 20.2%, to $19.4 million for the three months ended September 30, 2011, from $16.2 million for the three months ended September 30, 2010. The improvement in gross profit from our In-country Operations was driven by the increase in sales volume of basic “white-box” systems and notebook computers, particularly in Chile, Colombia, El Salvador and Guatemala. Gross profit from our In-country Operations accounted for 62.4% of our consolidated gross profit for the three months ended September 30, 2011, as compared to 68.7% for the three months ended September 30, 2010. Gross profit from our Miami Operations increased $4.3 million, or 58.5%, to $11.7 million for the three months ended September 30, 2011, as compared to $7.4 million for the three months ended September 30, 2010. The improvement in gross profit from our Miami Operations was driven by the increased sales volume of mobile devices, CPUs and software. As a percentage of revenue, gross margin was 9.2% for the three months ended September 30, 2011, as compared to 9.5% for the three months ended September 30, 2010.

Operating expenses. Total operating expenses increased $2.2 million, or 10.5% to $23.0 million for the three months ended September 30, 2011, as compared to $20.8 million for the three months ended September 30, 2010. Excluding the effects of strengthening foreign currencies, the increase in operating expenses resulted from higher salary and payroll-related expenses of $0.3 million, of which $0.1 million related to severance expenses incurred in our Miami Operations, facilities-related expenses of $0.5 million and marketing and advertising expense of $0.5 million. The increase in operating expenses also resulted from the effects of strengthening currencies totaling $0.5 million, primarily in Chile, Mexico and Colombia. As a percentage of revenue, operating expenses decreased to 6.8% of revenue for the three months ended September 30, 2011, as compared to 8.4% for the three months ended September 30, 2010. As a percentage of total operating expenses, salary and payroll-related expenses decreased to 51.0% of total operating expenses for the three months ended September 30, 2011, as compared to 53.7% for the three months ended September 30, 2010. Operating expenses from our In-country Operations increased $1.4 million or 10.1% to $15.5 million for the three months ended September 30, 2011, as compared to $14.1 million for the three months ended September 30, 2010. Excluding the effects of strengthening foreign currencies, the increase in operating expenses from our In-country Operations resulted from higher salary and payroll-related expenses of $0.4 million and facilities-related expenses of $0.2 million. The increase in operating expenses from our In-country Operations also resulted from $0.5 million related to the effects of the strengthening currencies, primarily in Chile, Mexico and Colombia. Operating expenses from our Miami Operations increased $0.8 million, or 11.2%, to $7.5 million for the three months ended September 30, 2011, as compared to $6.8 million for the three months ended September 30, 2011, due to the higher facilities-related expenses of $0.3 million and bad debt expense of $0.1 million.

Operating income. Operating income increased $5.4 million, to $8.1 million for the three months ended September 30, 2011, from $2.7 million for the three months ended September 30, 2010, primarily due to the increase in sales. Operating income from our In-country Operations increased $1.8 million, or 87.6%, to $3.9 million for the three months ended September 30, 2011, from $2.1 million for the three months ended September 30, 2010, primarily due to the increase in sales and higher margins. Operating income from our Miami Operations increased $3.6 million, to $4.2 million for the three months ended September 30, 2011, from $0.6 million for the three months ended September 30, 2010, due the increase in sales of mobile devices.

Other expense, net. Other expense, net increased $7.1 million, to $10.2 million for the three months ended September 30, 2011, from $3.1 million for the three months ended September 30, 2010. The increase in other expense, net was primarily attributable to the foreign currency loss, primarily in Chile and Colombia, of $5.3 million during the three months ended September 30, 2011, as compared to the foreign currency gain of $1.8 million during the same period in 2010.

Benefit for income taxes. Benefit for income taxes decreased $0.2 million to $0.4 million for the three months ended September 30, 2011, from $0.2 million for the three months ended September 30, 2010. The decrease was due to lower taxable earnings.

Net loss. Net loss was $1.7 million for the three months ended September 30, 2011, as compared to $0.2 million for the three months ended September 30, 2010.

Comparison of the nine months ended September 30, 2011 versus the nine months ended September 30, 2010

The following table sets forth selected financial data and percentages of revenue for the periods presented:

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Dollars (in thousands)	Percentage of Revenue	Dollars (in thousands)	Percentage of Revenue
Revenue	$884,058	100.0%	$742,552	100.0%
Cost of revenue	798,160	90.3%	671,060	90.4%

Gross profit	85,898	9.7%	71,492	9.6%
Selling, general and administrative	63,196	7.1%	54,148	7.3%
Depreciation and amortization	3,485	0.4%	3,198	0.4%

Total operating expenses	66,681	7.5%	57,346	7.7%

Operating income	19,217	2.2%	14,146	1.9%
Other expense, net	18,507	2.1%	14,556	2.0%

Income (loss) before provision for income taxes	710	0.1%	(410)	(0.1)%
Provision for income taxes	1,662	0.2%	1,500	0.2%

Net loss	$(952)	(0.1)%	$(1,910)	(0.3)%

Revenue. Revenue increased $141.5 million, or 19.1%, to $884.1 million for the nine months ended September 30, 2011, from $742.6 million for the nine months ended September 30, 2010. Our revenue growth was driven by the increased demand for our products throughout Latin America and the Caribbean combined with our efforts to grow and diversify our product offerings. Revenue growth was driven primarily by the increase in sales of mobile devices of $78.7 million due to new contracts with mobile device manufacturers, basic “white-box” systems of $18.2 million, CPUs of $17.9 million, software of $13.4 million, printers of $5.5 million and notebook computers of $4.6 million, offset by the decrease in sales of memory products, hard disk drives, monitors and motherboards. We experienced a 15.3% increase in unit shipments across our core product lines, which exclude mobile devices, for the nine months ended September 30, 2011, as compared to the same period in 2010. We experienced a 7.0% decrease in average sales prices across the same core products for the nine months ended September 30, 2011, as compared to the same period in 2010. Revenue derived from our In-country Operations increased $60.2 million, or 10.5%, to $635.3 million for the nine months ended September 30, 2011, from $575.1 million for the nine months ended September 30, 2010. Revenue derived from our In-country Operations accounted for 71.9% of our total revenue for the nine months ended September 30, 2011, as compared to 77.4% of our total revenue for the nine months ended September 30, 2010. The growth in revenue from our In-country Operations was mainly driven by the overall increase in sales in Colombia, Ecuador, El Salvador, Guatemala, Peru and Uruguay. This growth was driven by the increased sales volume of basic “white-box” systems, notebook computers, software and printers. Revenue derived from our Miami Operations increased $81.3 million, or 48.5%, to $248.7 million for the nine months ended September 30, 2011 (net of $244.0 million of revenue derived from sales to our In-country Operations) from $167.5 million for the nine months ended September 30, 2010 (net of $209.6 million of revenue derived from sales to our In-country Operations). The growth in revenue derived from our Miami Operations reflected the increased sales volume of mobile devices, CPUs, software and motherboards.

Gross profit. Gross profit increased $14.4 million, or 20.2%, to $85.9 million for the nine months ended September 30, 2011, from $71.5 million for the nine months ended September 30, 2010. The increase was primarily driven by higher sales volume in our In-country Operations and our Miami Operations coupled with improved margins in our In-country Operations. Gross profit from our In-country Operations increased $6.0 million, or 12.4%, to $54.6 million for the nine months ended September 30, 2011, from $48.5 million for the nine months ended September 30, 2010. The improvement in gross profit from our In-country Operations was driven by the increase in sales volume of basic “white-box” systems, software, notebook computers and printers, particularly in Chile, Colombia, Ecuador, El Salvador and Guatemala, partially offset by the decreased sales of memory products, hard disk drives and monitors. Gross profit from our In-country Operations accounted for 63.5% of our consolidated gross profit for the nine months ended September 30, 2011, as compared to 67.9% for the nine months ended September 30, 2010. Gross profit from our Miami Operations increased $8.4 million, or 36.4%, to $31.3 million for the nine months ended September 30, 2011, as compared to $23.0 million for the nine months ended September 30, 2010. The improvement in gross profit from our Miami Operations was driven by the increased sales volume of mobile devices, CPUs, software and motherboards, partially offset by the decreased sales of hard disk drives, monitors and printers. As a percentage of revenue, gross margin was 9.7% for the nine months ended September 30, 2011, as compared to 9.6% for the nine months ended September 30, 2010.

Operating expenses. Total operating expenses increased $9.3 million, or 16.3% to $66.7 million for the nine months ended September 30, 2011, as compared to $57.3 million for the nine months ended September 30, 2010. Excluding the effects of strengthening foreign currencies, the increase in operating expenses resulted from higher salary and payroll-related expenses of $3.6 million, of which $1.2 million related to severance expenses incurred in our In-country operations in Argentina, Guatemala, Mexico, Panama, Peru and in our Miami Operations, facilities-related expenses of $1.3 million and marketing and advertising expense of $1.3 million. The increase in operating expenses also resulted from the effects of strengthening currencies totaling $1.6 million primarily in Chile, Colombia, Costa Rica, Guatemala and Mexico. As a percentage of revenue, operating expenses decreased to 7.5% of revenue for the nine months ended September 30, 2011, as compared to 7.7% for the nine months ended September 30, 2010. As a percentage of total operating expenses, salary and payroll-related expenses decreased to 54.4% of total operating expenses for the nine months ended September 30, 2011, as compared to 55.5% for the nine months ended September 30, 2010. Operating expenses from our In-country Operations increased $5.7 million, or 15.3% to $43.2 million for the nine months ended September 30, 2011, as compared to $37.5 million for the nine months ended September 30, 2010. Excluding the effects of strengthening foreign currencies, the increase in operating expenses from our In-country Operations resulted from higher salary and payroll-related expenses of $3.0 million, of which $0.9 million related to severance payments, and facilities-related expenses of $0.7 million. The increase in operating expenses from our In-country Operations also resulted from $1.6 million related to the effects of the strengthening currencies, primarily in Chile, Colombia, Costa Rica, Guatemala and Mexico. Operating expenses from our Miami Operations increased $3.6 million, or 18.0%, to $23.5 million for the nine months ended September 30, 2011, as compared to $19.9 million for the nine months ended September 30, 2011, due to the higher salary and payroll-related expenses of $0.6 million, of which $0.3 million related to severance expenses, facilities-related expenses of $0.6 million and professional fees of $0.2 million.

Operating income. Operating income increased $5.1 million, or 35.9%, to $19.2 million for the nine months ended September 30, 2011, from $14.1 million for the nine months ended September 30, 2010, primarily due to the higher operating expenses. Operating income from our In-country Operations increased $0.3 million, or 2.6%, to $11.4 million for the nine months ended September 30, 2011, from $11.1 million for the nine months ended September 30, 2010. Operating income from our Miami Operations increased $4.8 million to $7.9 million for the nine months ended September 30, 2011, from $3.1 million for the nine months ended September 30, 2010.

Other expense, net. Other expense, net increased $3.9 million, or 27.1%, to $18.5 million for the nine months ended September 30, 2011, from $14.6 million for the nine months ended September 30, 2010. The increase in other expense, net was primarily attributable to the foreign currency loss, primarily in Chile and Colombia, of $3.7 million during the nine months ended September 30, 2011, as compared to the foreign currency gain of $0.6 million during the same period in 2010.

Provision for income taxes. Provision for income taxes increased $0.2 million, or 10.8%, to $1.7 million for the nine months ended September 30, 2011, from $1.5 million for the nine months ended September 30, 2010. The increase was due to the higher tax expense in our foreign operations and additional valuation allowances recorded in the U.S. against its NOLs.

Net loss. Net loss was $1.0 million for the nine months ended September 30, 2011, as compared to $1.9 million for the nine months ended September 30, 2010.

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

Our cash and cash equivalents were $29.2 million as of September 30, 2011, as compared to $28.9 million as of December 31, 2010. The increase in cash and cash equivalents was primarily attributable to the net cash received from the Brightpoint Transaction and the increase in our lines of credit borrowings, offset by the increase in inventories during the nine months ended September 30, 2011. Our working capital increased to $121.0 million as of September 30, 2011, as compared to $104.4 million as of December 31, 2010, primarily as a result of the increase in inventories of $47.2 million, partially offset by the increase in accounts payable of $39.4 million for the nine months ended September 30, 2011. We believe our existing cash and cash equivalents, as well as any cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Changes in Financial Condition

The following table summarizes our cash flows for the periods presented:

	For the Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)
Cash flows used in operating activities	$(14,119)	$(16,588)
Cash flows used in investing activities	(2,389)	(3,436)
Cash flows provided by financing activities	17,374	21,109
Effect of foreign currency exchange rate changes on cash and cash equivalents	(499)	(547)

Net increase in cash and cash equivalents	$367	$538

Cash flows from operating activities. Our cash flows from operating activities resulted in a requirement of $14.1 million for the nine months ended September 30, 2011, as compared to a requirement of $16.6 million for the nine months ended September 30, 2010. The change was primarily driven by the significant growth in inventories, mostly offset by the increase in accounts payable during the nine months ended September 30, 2011.

Cash flows from investing activities. Our cash flows from investing activities resulted in a requirement of $2.4 million for the nine months ended September 30, 2011, as compared to a requirement $3.4 million during the nine months ended September 30, 2010. The change was primarily a result of the absence of the expenditures related to the implementation of Sentai, our company-wide enterprise resource planning, management and financial reporting system in Mexico and the server upgrade in Miami during the nine months ended September 30, 2010.

Cash flows from financing activities. Our cash flows from financing activities resulted in a generation of $17.4 million for the nine months ended September 30, 2011, as compared to a generation of $21.1 million for the nine months ended September 30, 2010. The change was primarily due to lower borrowings made under our lines of credit by our Miami Operations during the nine months ended September 30, 2011, as compared to the borrowings in the same period in 2010, offset by $15.0 million cash received from the issuance of common stock in connection with the Brightpoint Transaction in April 2011.

Working Capital Management

The successful management of our working capital needs is a key driver of our growth and cash flow generation. The following table sets forth certain information about the largest components of our working capital: our trade accounts receivable, inventories and accounts payable:

	As of September 30, 2011	As of December 31, 2010
	(Dollars in thousands)
Balance sheet data:
Trade accounts receivable, net of allowance	$123,298	$116,888
Inventories	157,544	110,390
Accounts payable	186,492	147,129

Other data:
Trade accounts receivable days (1)	38.1	41.5
Inventory days (2)	53.9	43.2
Accounts payable days (3)	(63.8)	(57.6)

Cash conversion cycle (4)	28.2	27.1

(1)	Trade accounts receivable days is defined as our consolidated trade accounts receivable (net of allowance for doubtful accounts) as of the last day of the period divided by our consolidated revenue for such period times 273 days for the nine months ended September 30, 2011 and for the nine months ended December 31, 2010. Our consolidated trade accounts receivable for our In-country Operations include value added tax at a rate of between 5% and 27% (depending on the country). The exclusion of such value added tax would result in lower trade accounts receivable days.
(2)	Inventory days is defined as our consolidated inventory as of the last day of the period divided by our consolidated cost of goods sold for such period times 273 days for the nine months ended September 30, 2011 and for the nine months ended December 31, 2010.
(3)	Accounts payable days is defined as our consolidated accounts payable as of the last day of the period divided by our consolidated cost of goods sold for such period times 273 days for the nine months ended September 30, 2011 and for the nine months ended December 31, 2010.
(4)	Cash conversion cycle is defined as our trade accounts receivable days plus inventory days less accounts payable days.

Cash conversion cycle days. One measurement we use to monitor working capital is the cash conversion cycle, which measures the number of days to convert trade accounts receivable and inventory, net of accounts payable, into cash. Our cash conversion cycle increased to 28.2 days as of September 30, 2011, from 27.1 days as of December 31, 2010. Trade accounts receivable days decreased to 38.1 days as of September 30, 2011, from 41.5 days as of December 31, 2010. Inventory days increased to 53.9 days as of September 30, 2011, from 43.2 days as of December 31, 2010, due to growth in our in-transit inventory levels primarily in our In-country Operations, mostly Chile, Colombia, Guatemala and Peru, in anticipation of the higher fourth quarter sales activity and, to a lesser extent, mobile wireless devices in our Miami Operations. Accounts payable days increased to 63.8 days as of September 30, 2011, as compared to 57.6 days as of December 31, 2010, due to the increase in inventory-related payables.

Trade accounts receivable. We principally sell products to a large base of third-party distributors, resellers and retailers throughout Latin America and the Caribbean and to other Miami-based exporters of IT products to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No one customer accounted for more than 2.0% of sales for the three and nine months ended September 30, 2011 and 2010. We provide trade credit to our customers in the normal course of business. The collection of a substantial portion of our receivables is susceptible to changes in Latin America and Caribbean economies and political climates. We monitor our exposure for credit losses and maintain allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting our industry. The financial condition of our customers and the related allowance for doubtful accounts is continually reviewed by management.

Prior to extending credit to a customer, we analyze the customer’s financial history and obtain personal guarantees, where appropriate. Our Miami Operations and In-country Operations in Chile use credit insurance and make provisions for estimated credit losses. Our other In-country Operations make provisions for estimated credit losses but generally do not use credit insurance. Our Miami Operations has a credit insurance policy covering trade sales to non-affiliated buyers. The policy’s aggregate limit is $25.0 million with an aggregate deductible of $1.0 million; the policy expires on August 31, 2012. In addition, 10% or 20% buyer coinsurance provisions and sub-limits in coverage on a per-buyer and per-country basis apply. The policy also covers certain large, local companies in Argentina, Costa Rica, El Salvador, Guatemala, Jamaica and Peru. Our In-country Operations in Chile insures certain customer accounts with a credit insurance company in Chile; the policy expires on October 31, 2012.

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

Capital Expenditures and Investments

Capital expenditures decreased to $2.4 million for the nine months ended September 30, 2011, as compared to $3.3 million for the nine months ended September 30, 2010.

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

As of September 30, 2011 and December 31, 2010, the total amounts outstanding were $28.4 million and $21.3 million, respectively, of which $17.6 million and $16.9 million, respectively related to our Miami Operations credit facility and $10.8 million and $4.4 million, respectively related to our In-country Operations credit facilities. The increase in the outstanding balance is primarily attributed to the increased borrowing by our In-country Operations.

As of September 30, 2011 and December 31, 2010, the total amounts available under the credit facilities were $29.4 million and $23.8 million, respectively, of which $12.4 and $13.1, respectively relates to our Miami Operations and $17.0 and $10.7 relates to our In-country Operations.

SBA Miami—PNC Bank Revolving Credit Facility

On July 25, 2011, SBA terminated the Comerica Credit Facility and, collectively with its consolidated subsidiaries, replaced it with a revolving credit and security agreement with PNC Bank, or the PNC Credit Facility. On July 26, 2011, with proceeds from the PNC Credit Facility, SBA paid the remaining balance outstanding under the Comerica Credit Facility of $15.1 million and had no outstanding borrowings under the Comerica Credit Facility. The PNC Credit Facility provides for a secured revolving credit facility in the aggregate amount of $30.0 million, including standby letters of credit commitments in an aggregate undrawn face amount of up to $3.0 million. The borrowing capacity under the PNC Credit Facility is based upon 85.0% of eligible accounts receivable, plus the lesser of: (i) 60.0% of eligible domestic inventory; (ii) 90% of the liquidation value of eligible inventory; or (iii) $16.5 million. The PNC Credit Facility has a three-year term and is scheduled to mature on July 25, 2014. SBA’s obligations under the PNC Credit Facility are secured by a first priority general lien on of its assets. We entered into a guaranty agreement with PNC Bank to guarantee the performance of SBA’s obligations under the PNC Credit Facility. SBA will use the PNC Credit Facility for working capital, capital expenditures and general corporate purposes.

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

As of September 30, 2011, SBA’s outstanding draws against the PNC Credit Facility were $17.6 million and outstanding undrawn stand-by letters of credit were $0.2 million. As of September 30, 2011, we were in compliance with all of the covenants and restrictions under the PNC Credit Facility.

SBA – Comerica Bank Senior Secured Revolving Credit Facility

On December 22, 2009, Software Brokers of America, Inc., or SBA closed the senior secured revolving credit facility with Comerica Bank, or the Comerica Credit Facility, pursuant to SBA and Comerica Bank’s commitment letter dated October 23, 2009, replacing the previous revolving credit facility with a three-year revolving credit facility maturing in January 2013. The replacement was contingent upon our refinancing of our Prior 11 3/4% Senior Notes and other conditions, all of which have been met. On July 25, 2011, SBA terminated the Comerica Credit Facility and replaced it with the PNC Bank Facility. As of June 30, 2011, the aggregate size of the Comerica Credit Facility was $25.0 million, including letter of credit commitments of $2.0 million and a capital expenditures limit of $1.0 million. As of June 30, 2011, SBA’s outstanding draws against the Comerica Credit Facility were $8.6 million and outstanding undrawn stand-by letters of credit were $0.2 million.

Intcomex, Inc. – 13 1/4% Senior Notes

On December 22, 2009, we completed a private offering to eligible purchasers of the Original 13 1/4% Senior Notes, or the Original 13 1/4% Senior Notes Offering, of $120.0 million aggregate principal amount of our 13 1/4% Senior Notes due December 15, 2014 with an interest rate of 13.25% per year, payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2010. The Original 13 1/4% Senior Notes were offered at an initial offering price of 94.43% of par, or an effective yield to maturity of 14.875%.

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

The New 13 1/4% Senior Notes contain a single restrictive covenant. We must maintain a consolidated fixed charges coverage ratio not to exceed 4.75 to 1.00. Our failure to comply with the restrictive covenant could result in an event of default, which, if not cured or waived, could result in either of us having to repay our respective borrowings before their respective due dates. If we are forced to refinance these borrowings on less favorable terms, our results of operations or financial condition could be harmed. In addition, if we are in default under any of our existing or future debt facilities, we also will not be able to borrow additional amounts under those facilities to the extent they would otherwise be available. As of September 30, 2011 and December 31, 2010, we had a consolidated fixed charges coverage ratio of 3.79 to 1.00 and 4.11 to 1.00, respectively.

On June 15 and December 15, 2010, we made mandatory semi-annual interest payments of $7.6 million and $8.0 million, respectively, on our Original 13 1/4% Senior Notes. On June 15, 2011, we made a mandatory semi-annual interest payments of $8.0 million, on our New 13 1/4% Senior Notes. On September 14 and 27, 2011, we purchased $2.1 million and $1.8 million, respectively, of our New 13 1/4% Senior Notes in arm’s length transactions, at 98.25 and 97.50, respectively, of face value plus accrued interest. As of September 30, 2011, the carrying value of the $116.2 million principal amount of the remaining outstanding New 13 1/4% Senior Notes was $111.7 million. As of December 31, 2010, the carrying value of the $120.0 million principal amount of the Original 13 1/4% Senior Notes was $114.7 million. As of September 30, 2011 and December 31, 2010, we were in compliance with all of the covenants and restrictions under the New 13 1/4% Senior Notes and Original 13 1/4% Senior Notes, respectively.

Off-Balance Sheet Arrangements

We have agreements with unrelated third parties to factor specific accounts receivable in several of our In-country Operations. The factoring is treated as a sale in accordance with FASB ASC 860, Transfers and Servicing, and is accounted for as an off-balance sheet arrangement. Proceeds from the transfers reflect the face value of the account less a discount, which is recorded as a charge to interest expense in our condensed consolidated statements of operations in the period the sale occurs. Net funds received are recorded as an increase to cash and a reduction to accounts receivable outstanding in our condensed consolidated balance sheets. We reports the cash flows attributable to the sale of receivables to third parties and the cash receipts from collections made on behalf of and paid to third parties, on a net basis as trade accounts receivables in cash flows from operating activities in our condensed consolidated statement of cash flows.

We act as the collection agent on behalf of the third party for the arrangements and have no significant retained interests or servicing liabilities related to the accounts receivable sold. In order to mitigate credit risk related to our factoring of accounts receivable, we may purchase credit insurance, from time to time, for certain factored accounts receivable, resulting in risk of loss being limited to the factored accounts receivable not covered by credit insurance, which we do not believe to be significant.

Indemnity Letter Agreement

On March 16, 2011, we entered into an indemnity letter agreement with Anthony and Michael Shalom, or the Shaloms, and a CVC International subsidiary, CVCI Intcomex Investment LP, or CVCI Investment, pursuant to which we agreed to return approximately $927, or the Reimbursement Amount, to the Shaloms. The return of the Reimbursement Amount is a result of an overpayment by the Shaloms of an indemnification payment owed to CVCI Investment and paid to us pursuant to an indemnity agreement letter between the Shaloms and CVCI Investment, dated as of June 29, 2007. The Reimbursement Amount represents a refund claimed by the Shaloms, as a result of a tax benefit recognized by us in connection with the gross indemnifiable loss. Accordingly, the original indemnification payment exceeded the ultimate indemnifiable loss because it did not account for the effect of this tax benefit. The Reimbursement Amount is equal to the indemnifying shareholders’ prorata share of the tax benefit recognized. The Reimbursement Amount is payable at the earlier of: (i) such time that such payment is not prohibited by any agreement by which we or any of its subsidiaries is bound; and (ii) a change of control other than that as a result of an IPO.

Restricted Stock Grant Agreement

On April 1, 2011, we adopted a basic employee membership restricted stock grant agreement compensation plan for eligible employees to receive compensation in the form of restricted shares of Common Stock. As of September 30, 2011, there have not been any shares of Common Stock granted or issued under this plan.

Brightpoint Transaction

On April 19, 2011, we and two of our subsidiaries, Intcomex Colombia and Intcomex Guatemala, completed an investment agreement to purchase certain assets consisting of certain of its Latin American operations, excluding certain legacy business in Puerto Rico, and equity, or the Acquired Assets, from Brightpoint. Pursuant to such agreement, we issued an aggregate 38,769 shares of our Common Stock to Brightpoint Latin America. Effectively, the Brightpoint Transaction was comprised of two transactions: (1) the sale of 25,846 shares of Common Stock for $15.0 million in cash; and, (2) the acquisition of certain assets and liabilities of the Brightpoint Latin America operations and the equity associated with the Brightpoint Latin America Operations, in exchange for 12,923 shares of common stock valued at $7.5 million plus $0.2 million cash, net. Additionally, the acquisition of the Brightpoint Latin America Operations provided for a working capital adjustment to be settled in cash.

In September 2011, together with Brightpoint, we finalized the working capital adjustment resulting in an additional payable by Brightpoint to us of $0.9 million, which we received in October 2011. As a result of the transaction, Brightpoint Latin America owns an approximate 23% equity ownership interest in our company and has one representative on our Board of Directors. Brightpoint Latin America joined Citi Venture Capital International, a unit of Citigroup Inc. and Anthony and Michael Shalom as significant shareholders of ours. The business combination transaction is not material for the pro-forma disclosure in the notes to condensed consolidated financial statements. In connection with the Investment Agreement, we entered into the Fifth Amended and Restated Shareholders Agreement by and among the CVC Shareholders, the Shalom Shareholders, the Centel Shareholders, the Additional Shareholders and Brightpoint Latin America.

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

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act for the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded as of September 30, 2011, that these controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings.

As of September 30, 2011, we had no material legal proceedings pending. From time to time, we are the subject of legal proceedings arising in the ordinary course of business. We do not believe that the outcome of any legal proceedings currently pending or threatened will have a material adverse affect on our business, future consolidated results of operations and financial condition.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/S/ Anthony Shalom		November 14, 2011
Anthony Shalom	Chairman of the Board of Directors

/S/ Michael F. Shalom
Michael F. Shalom	President and Chief Executive Officer	November 14, 2011

/S/ Russell A. Olson
Russell A. Olson	Chief Financial Officer	November 14, 2011

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.