Form 10-K
period 2011-12-31
Intcomex, Inc.
filed 2012-03-14
CIK 1359425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The registrant had 167,388 shares of Common Stock, voting, par value $0.01 per share outstanding at March 13, 2012. There is no public trading market for the stock.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

Item 1. Business.

Company

We believe Intcomex, Inc. and its subsidiaries, or Intcomex, (or the Company, we, us, or our) is the largest pure play value-added international distributor of information technology, or IT, products focused solely on serving Latin America and the Caribbean, or the Region. We believe the continued convergence of IT, consumer electronics and mobile ‘smart’ device technology extends our products offerings beyond traditional computer based IT products into complimentary products that address consumer demand for mobile computing devices, such as smart phones and tablets, throughout the Region. We distribute computer equipment, components, peripherals, software, computer systems, accessories, networking products, digital consumer electronics and mobile devices to more than 47,000 customers in 40 countries. We offer single source purchasing to our customers by providing an in-stock selection of more than 13,000 products from over 140 vendors, including many of the world’s leading IT product manufacturers. We serve the Latin American and Caribbean IT products markets using a dual distribution model as a wholesale aggregator and an in-country distributor:

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

In 2001, we exchanged our interest in Centel S.A. de C.V., or Intcomex Mexico, our then-existing Mexican operations, with Intcomex Mexico’s management, for all the shares of Intcomex held by Intcomex Mexico’s management. In June 2005, we re-established our presence in Mexico by re-acquiring all of the outstanding shares of Intcomex Mexico. Our growth into new markets has been largely organic, typically in partnership with talented local managers knowledgeable about the IT products distribution business in their country.

In 2004, CVC International, a unit of Citigroup Inc., engaged in private equity investments in emerging markets, acquired 52.5% of our voting equity interests. As part of that transaction, we redeemed all of the equity interests in our company held by our former non-management shareholders and some of the equity interests in our company held by our management shareholders. We incorporated in the state of Delaware in August 2004. After giving effect to the acquisition and redemptions, Anthony Shalom and Michael Shalom became our second and third largest shareholders after CVC International, with holdings of 23.0% and 9.0%, respectively, of our voting common stock. Our other shareholders, also members of our management, entered into a shareholders’ agreement providing for, among other things, certain governance arrangements among our shareholders.

In December 2009, certain of our company’s existing shareholders and their affiliates contributed $20.0 million of new capital in exchange for newly-issued shares of our Class B common stock, non-voting. Following the capital contribution, CVC International maintained 52.5% of our voting equity interests and held 47.6% of our non-voting common stock. Anthony Shalom and Michael Shalom remained our second and third largest shareholders after CVC International, with holdings of 23.0% and 9.0%, respectively, of our voting equity interests and each held 6.1% of our non-voting common stock.

In April 2011, we amended our certificate of incorporation to increase the number of authorized shares of Common Stock to 200,000 shares, eliminated the original Class B Common Stock and converted all outstanding shares of the original Class B Common Stock to shares of Common Stock, voting. Also in April 2011, we and two of our subsidiaries, Intcomex Colombia LTDA, or Intcomex Colombia, and Intcomex de Guatemala, S.A., or Intcomex Guatemala, completed an investment agreement, the Brightpoint Transaction, with two subsidiaries of Brightpoint, Inc., Brightpoint Latin America and Brightpoint International Ltd, collectively Brightpoint, a global leader in providing supply chain solutions to the wireless industry. Pursuant to such agreement, we issued an aggregate 38,769 shares of our Common Stock to Brightpoint Latin America including 25,846 shares in the sale of Common Stock for $15.0 million in cash and 12,923 shares of Common Stock valued at $7.5 million plus $0.2 million cash, net, at closing, in the acquisition of certain assets and liabilities and the equity associated with the Brightpoint Latin America Operations. Following the sale and acquisition transactions, Brightpoint held 23.2% of our voting equity interests and CVC International held 39.7% of our voting equity interests. Anthony Shalom and Michael Shalom are our third and fourth largest shareholders after CVC International and Brightpoint, held 14.8% and 6.4%, respectively, of our voting equity interests.

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

•

In-country distributors, like our In-country Operations, typically purchase IT products from wholesale aggregators and sell them to local resellers and retailers. The in-country distributors typically have a limited geographic focus (generally limited to one country or cities within one country), a local sales force in direct contact with their customers and local warehousing. The in-country distributors’ limited size, capital and geographic reach often prevent them from establishing and maintaining direct relationships with leading IT vendors, which are located predominantly in the U.S. and Asia and which focus their relationships on IT distributors with broad geographic coverage or large order sizes. In most markets most in-country distributors lack sufficient size to benefit from significant economies of scale and are not sufficiently capitalized to offer their customers a full range of products and services. We have in-country sales and distribution operations in 12 countries in Latin America and the Caribbean.

•

Resellers typically acquire IT products from the in-country distributors and resell them to the end-user (typically individuals, small and medium businesses or governments). Resellers vary greatly in size and type, from one-person operations to large retailers.

The distribution model for IT products in Latin America and the Caribbean is markedly different from that of more advanced markets where direct sales by IT vendors are common. In Latin America and the Caribbean, IT vendors rely extensively on wholesale distribution rather than direct sales. According to International Data Corporation, or IDC, a market intelligence and advisory firm in the IT and telecommunications industries, IT distributors (including local dealers, resellers, telcos, retailers and assemblers) comprised about 73% of PCs sold in Latin America and the Caribbean, while the remaining 27% were sold directly to end-users through the internet and original equipment manufacturer, or OEM direct sales forces for calendar year 2011.

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

The IT products distribution industry is driven by sales to end-users. From 2006 to 2011, spending on IT products (including hardware, packaged software and services) in Latin America grew at approximately 5.9% per year, from $78 billion to $103 billion with a negative growth rate of -3.1% during worldwide recession but expecting to reach $149 billion by 2015. While the Latin American population of approximately 575 million people is 84% larger than that of the U.S., the market in 2011 for IT products in the Region was 17.1% of the size of the market for IT products in the U.S.

The growth in IT spending in Latin America and the Caribbean is attributed mainly to an increasing Telecom LTE industry, together with the biggest industry growth rates of mobile devices such as tablets, mobile phones and laptops the IT industry performed lightly slower than IDC forecast and global IT spending because of the Euro zone volatility but a similar growth is expected to experience during 2012.

According to Gartner, Inc., or Gartner, the world’s leading information technology research and advisory company and a provider of research and analysis on the global IT industry, the IT industry performed better than Gartner’s forecast for 2011.(1)

Operations

Our Regional Presence

We operate a sales and distribution center in the U.S. and 25 sales and distribution centers in Latin America and the Caribbean. We believe we have the broadest geographical scope of any IT distributor in Latin America and the Caribbean, with in-country operations in 12 countries — Argentina, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Jamaica, Mexico, Panama, Peru and Uruguay, or collectively, our In-country Operations.

Revenue derived from sales to customers located in Latin America and the Caribbean accounted for almost all of our consolidated revenue for the years ended December 31, 2011, 2010 and 2009. The following chart shows our revenue for the year ended December 31, 2011, by our customers’ country of origin.

2011 Percentage of Revenue by Customers’ Country of Origin

(1)	Source: Gartner Newsroom, Press Release Egham, UK, January 5, 2012, “Gartner Says Worldwide IT Spending to Grow 3.7 Percent in 2012.” The Gartner Report described herein, (the “Gartner Report”) represents data, research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. (“Gartner”), and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this Report) and the opinions expressed in the Gartner Report are subject to change without notice.

(2)	Other includes 25 other countries, each representing less than 1% of our 2011 revenue.

Our Miami Operations

Our Miami Operations serves as the headquarters for our entire Company. Our Miami Operations handles purchases from our vendors, and a majority of the products that we acquire from our vendors pass through our Miami warehouse (with the exception of products sourced from Asia, which are usually shipped directly to our In-country Operations). Our Miami Operations supplies our 25 in-country sales and distribution centers and also sells products directly to third parties. Miami third-party customers include U.S., Latin American and Caribbean distributors, resellers and retailers, who in turn, distribute or sell products throughout Latin America and the Caribbean.

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

As of December 31, 2011, 2010 and 2009, our Miami Operations total assets were $185.9 million, $125.7 million and $126.4 million, respectively. For detailed information of our revenue and operating income (loss) from our Miami Operations, see our segment information in Part II—Item 8. Financial Statements and Supplemental Data, “Note 15. Segment Information” in the Notes to Consolidated Financial Statements of this Annual Report.

Our In-country Operations

Each of our in-country sales and distribution operations has a local sales force and substantial inventory. Our In-country Operations sells to more than 42,000 customers in 12 countries.

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

As of December 31, 2011, 2010 and 2009, our In-country Operations total assets were $259.1 million, $220.4 million and $181.7 million, respectively. For detailed information of our revenue and operating income (loss) from In-country Operations, see our segment information in Part II—Item 8. Financial Statements and Supplemental Data, “Note 15. Segment Information” in the Notes to Consolidated Financial Statements of this Annual Report.

Products

We offer single source purchasing to our reseller and retailer customers so they can purchase all of their IT product needs from us, including computer products, components, peripherals and mobile devices. We believe that our wide selection of products is a key attraction for resellers and retailers to purchase products from us. The single source purchasing concept is especially important for assemblers of unbranded or “white-box” PCs, who must source all the necessary components before the assembly process begins. White-box PCs typically have lower retail selling prices but higher margins than branded computer systems. We do not focus on selling branded desktop PCs other than our own Hurricane operating PCs, Blue Code PC kits and PCs we assemble under our customers’ brands.

Our in-country product lines typically include between 1,500 and 3,000 products in stock. Our catalog of products offers a broad selection that demonstrates our focus on responding to market demands, reflecting increasing demand for portable computing devices such as notebook computers and netbooks, bare-bones notebook computers designed specifically for web browsing, multimedia access and gaming, and mobile and ultraportable products. The breadth and diversity of our product lines allows us a key competitive advantage by enhancing our leadership position within the IT distribution industry and mitigating the risks inherent in our competitive market. Based on our estimates, we believe that many of our local competitors have product lines of no more than 200 to 300 products in stock. The following table presents the percentage of our consolidated revenue represented by our product categories in each of the last three years:

	Year Ended December 31,
Category	2011	2010	2009
Computer systems	28.4%	31.7%	28.0%
Components	25.8%	32.5%	36.9%
Peripherals	14.0%	15.6%	15.8%
Mobile devices	12.7%	—	—
Accessories	9.1%	9.7%	8.4%
Software	6.1%	6.1%	6.4%
Networking	2.5%	3.0%	2.6%
Other products	1.4%	1.4%	1.9%

Total	100.0%	100.0%	100.0%

Our product categories are:

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

•

Mobile devices. This category consists of small, hand-held wireless communication devices and includes cellular phones, smart phones, tablets, personal digital assistants (PDAs) and other mobile and computing interface devices.

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

We focus primarily on distribution of components, computer systems, peripherals and accessories categories, as these product categories tend to have higher margins than the other product categories. We believe our focus on these product categories and our attention to the vendor price protection policies described below under “—Vendors,” help us reduce the risks associated with inventory obsolescence. We believe that our inventory obsolescence rates of 0.14%, 0.18% and (0.10)%, of revenue for the years ended December 31, 2011, 2010 and 2009, respectively, are very low by industry standards. One of our strategies is to maintain our core mix of product categories, in particular, to maintain high levels of sales in the components, systems, peripherals and mobile devices categories as more people in Latin America and the Caribbean become increasingly computer and technology users.

While the percentage of products in our components and computer systems product categories has declined from prior year’s levels, the percentage of products in our mobile products category has increased, as we have experienced an increase in market demand for mobile products. Sales in our computer systems product category was 32.5% of our consolidated revenue, excluding mobile devices, for the year ended December 31, 2011, as compared to 31.7% of our consolidated revenue for the year ended December 31, 2010. We believe this reflects the continued customer demand for portable computing devices such as notebook computers and netbooks designed specifically for web browsing, multimedia access and gaming devices, smart phones and tablets, each of which serves as a portable solution for accessing the web’s multimedia alternatives. In addition, as the mobile devices category continues to evolve, a further dilutive effect on the other product categories will continue for the next several years.

Due to the continued convergence of IT products and mobile devices, we launched our initial foray into the mobile devices market in the latter half of 2010. In April 2011, we entered into a strategic transaction with Brightpoint, Inc. aimed at facilitating our further expansion into the wireless mobile devices distribution market. Additionally, we have and expect to continue to enter into contracts with certain mobile devices manufacturers for the distribution of their products throughout Latin America and the Caribbean to increase revenues related to these products and services.

In addition to growth in the mobile devices product category, among our other growth strategies is the expansion of our offerings in the following product categories or subcategories: enterprise-class networking products (including networking products, servers, storage and software), enterprise IP telephony products (including IP, PBX systems and IP telephones), gaming and “infotainment” products (including video game systems), digital consumer electronics (including digital cameras and plasma displays) and products sold under our proprietary brands (for example, Hurricane). We plan to expand into these product categories or subcategories gradually as demand for these products grows among our customers and end user markets, our existing vendors begin to offer these products and as we initiate relationships with new vendors offering these products.

Vendors

We have established long-term direct relationships with many of the major global manufacturers of branded computer and mobile device products, including Acer, Blackberry (RIM), Dell, Epson, Hewlett Packard, Intel, Kingston, LG, Microsoft, Motorola, Nokia, Samsung, Seagate, Toshiba, Viewsonic and Western Digital, as well as a number of generic component vendors from the U.S. and Asia. For the years ended December 31, 2011, 2010 and 2009, our top 10 vendors manufactured products that accounted for 65.1%, 65.7% and 66.1%, respectively, of our total revenue and the products of our top vendor accounted for 19.4%, 18.6% and 19.1%, respectively, of our total revenue. We continue to believe in the strategic importance of diversifying our revenues among multiple vendors.

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

Although we do not offer our own rebates or price protection to our customers, we provide some of the benefits of vendor-sponsored rebates. When we sell a product, we issue to our customer a product warranty with the same terms as the vendor’s product warranty issued to us. We track the unique serial numbers of all products passing through each of our distribution facilities which enables us to determine whether specific products under product warranty presented by our customers of our In-country Operations for service or repair benefit from the product warranty issued by us. This tracking system allows us to limit the quantity of unauthorized returns of merchandise and provide fast, high quality return-to-manufacturer authorization, or RMA, service across Latin America and the Caribbean. We incurred expenses in administering the warranties issued to our customers of $1.8 million, $1.8 million and $1.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Customers, Sales and Marketing

Customers

We currently sell to over 47,000 distributors, resellers and retailers in 40 countries. Although the end users of our products are mostly individuals and small and medium-sized businesses, we supply these end users through a well-established network of in-country distributors, value-added resellers, system builders and retailers, as well as through U.S.-based exporters selling into the Region. We have always emphasized customer care and long-term customer development. We seek to build customer loyalty not only by having wide product selection and quick delivery times, but also by offering customs and duties payment management, marketing assistance, product training, new product exposure, technical support and local warranty service and by providing trade credit (when the customer is approved under our credit policies). We believe that the extension of payment terms to creditworthy customers is one of our key competitive advantages. Many of our local competitors do not have the financial resources to do so and, as a result, offer products only on a cash-and-carry basis.

For the years ended December 31, 2011, 2010 and 2009, no single customer accounted for more than 2.5% of our consolidated revenue and the top 10 customers by sales volume accounted for less than 10.9%, 8.9% and 10.4%, respectively, of our consolidated revenue. Our strategy is to not rely on any single customer for a large percentage of sales, but to diversify our revenues and maximize sales from a large quantity of individual customers.

Sales

As of December 31, 2011, we maintained a sales force of 491 people in our In-country Operations and 41 employees in our Miami Operations dedicated to serving our third-party customers. Each in-country sales force is managed by a general manager and, in some cases, a sales manager, depending on the size of the operation. The general managers and sales managers are responsible for developing and maintaining relationships with new and existing customers. Our Chief Executive Officer also spends a considerable amount of time visiting customers and our In-country Operations to develop new customer accounts and solidify and improve existing relationships.

We use an incentive-based compensation structure for our sales force that varies from country to country. Generally, the compensation consists of a base salary and variable commission or bonus, based on pre-established sales and performance metrics. The commission is generally calculated as a percentage of collected gross profits and net customer additions.

Marketing

As of December 31, 2011, our marketing department consisted of six employees in Miami and 39 employees throughout Latin America and the Caribbean. The marketing department’s responsibilities include oversight of our corporate identity, preparation of marketing materials, creation and coordination of various types of media activity and development of marketing research studies and specialized reseller-focused events. In addition, the marketing department works with vendors to establish periodic marketing and sales programs to generate vendor brand awareness and product demand. In this regard, our marketing department acts as a liaison between our company and our vendors.

The marketing department uses marketing and business development funds available from vendors of branded IT products for various activities, including the preparation of our annual product catalog and monthly pricing books, customer training, specialized events and trade shows. Our Miami Operations administers and distributes a majority of the marketing funds as needed to our In-country Operations.

Our marketing events allow vendors to present and showcase their products and solutions to reseller customers and sales executives, introduce new products and programs and provide individualized training of their products throughout the Region including:

•	Promotional Floordays. Promotional Floordays are events held on a weekly basis in which one vendor presents its products.

•

Reseller Training Labs. Reseller Training Labs are seminar events held on at least on an annual basis designed to introduce new products, provide product and technology information and selling techniques to resellers.

•

IT Educational & Training Seminars. IT Educational & Training Seminars are seminars held on a quarterly basis in which vendors introduce new products and programs, present product roadmaps, launches and promotions and provide strategies aimed at enhancing selling skills to our sales executives and channel customers.

•

IntcomExpos, Strategic Business Summit & Retail Workshops. IntcomExpos, Strategic Business Summits and Retail Workshops are private trade shows in which 15 to 30 vendors present their products. IntcomExpos and Strategic Business Summits are held on an annual basis and Retail Workshops are held on a semi-annual basis.

Our advertising, publications and direct marketing methods allow our vendors to showcase their products to our resellers and customers throughout the Region including:

•	Intcomex Product Catalogs. Intcomex Product Catalogs are published semi-annually and include over 1,300 products in 20 categories and over 100 subcategories.

•

Intcomex WebStore. Intcomex WebStore is our e-commerce store located at http://store.intcomex.com which allows our resellers and customers to search products by category, subcategory, name or stock-keeping unit, or SKU, compare product specifications, review product quotations and prices and purchase products.

•

I-Blasts. I-Blasts or automatic electronic mailings is a direct marketing method of announcing new product releases, current promotions and other important information in which mailings are sent directly to our customers on a bi-weekly basis.

•

Interactive Email Signatures. Interactive Email Signatures are animated flash banners which allow our vendors to display their name and/or product under our email signature block with a link to the brand’s promotion(s) and the Intcomex Webstore.

•

Intcomex Marketing on Hold. Intcomex Marketing on Hold is a unique method of advertising that allows our vendors to promote their products to our customers on a daily basis. We play an advertisement of the vendor’s products, brand and latest releases on large screen displays in our facilities that customers can view as they await or obtain quotations. Internal communications also showcase vendors’ products on large screen televisions in the Region in the form of slideshows and short movies that run continuously between promotions. The advertisement displays are a convenient format for introducing new products and programs to our customers.

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

We believe that our relatively low bad debt expenses of 0.2%, 0.2% and 0.5% of net revenues for the years ended December 31, 2011, 2010 and 2009, respectively, are a result of our standardized credit policies, our close and proactive monitoring of accounts receivable and collections by our Miami and In-country Operations and the diversification of our receivables over a large number of countries and customers. We are more cautious in extending credit to our customers when adverse financial and economic developments arise. Most of our credit losses are with respect to customers of our Miami Operations, where we serve larger customers who in some cases are afforded credit lines in excess of $100,000. In our In-country Operations, where credit lines typically do not exceed $10,000, credit losses have been nominal.

Information Systems

Sentai is our company-wide core enterprise resource planning, or ERP, management and financial accounting system. Sentai is a scalable IT ERP system that enables simultaneous decentralized decision-making by our employees included in sales and purchasing while permitting control of daily operating functions by our senior management. We use the Sentai logistics and inventory management system in order to better manage our increasing shipping volumes. We continuously perform regular server upgrades and enhancements to increase the performance of our system.

Our e-commerce sales platform helps maximize online revenues and reduce costs and risks associated with running our e-commerce operation. Our e-commerce platform is a centralized system and critical solution to serving the customers in our Miami Operations and In-country Operations through rich functionality to deliver a large volume of transactions in an integrated environment. The e-commerce infrastructure includes site development and hosting, order management and merchandising, reporting and analytics, product fulfillment and multilingual customer service.

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

The IT products distribution industry in Latin America and the Caribbean is very fragmented and contains several public multinational companies, such as Ingram Micro Inc. (operations in Argentina, Brazil, Chile and Mexico), Tech Data Corporation (operations in Brazil, Chile, Colombia, Costa Rica, Mexico, Peru and Uruguay), Avnet, Inc. (operations in Argentina, Brazil, Colombia and Mexico) and SYNNEX Corporation (operations in Mexico), (we refer to these companies as our public company competitors), and a large number of local companies that operate in a single country, such as Grupo Deltron S.A. in Peru, Airoldi Computación in Argentina and Makro Computo in Colombia. In addition, we now compete with multinational mobile device distributors, such as Brightstar Corporation and Celestica Inc., who provide distribution and logistical services to the wireless carriers throughout the Region. We believe we have the broadest in-country presence in Latin America and the Caribbean in terms of the number of countries served through our in-country presence.

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

Trademarks and Domain Names

We have registered a number of trademarks and domain names for use in our business. We have registered trademarks such as “Intcomex,” “Blue Code,” “CENTEL,” “FORZA,” “FORZA Power Technologies,” “Hurricane,” “Hurricane Systems,” “KLIP,” “KLIP XTREME, “NEXXT Solutions” and “PRIMUS” in the U.S. and/or in various Latin American and Caribbean jurisdictions. We also have registered domain names, including intcomex.com, intcomex.cl, intcomex.ec and intcomex.com.pe, e-ias.com, hurricanesys.com, klipxtreme.com, nexxtsolutions.com. We believe that our trademarks help us build name recognition in the region in which we operate.

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

Personnel

As of December 31, 2011, we employed 1,728 people, of which 187 were in Miami and the rest located in our In-country Operations. We do not have any collective bargaining agreements with our employees, nor are they unionized, except for our employees in Mexico and certain employees in Argentina. We believe that our relations with our employees are generally good.

As of May 1, 2011, we entered into a contract with Oasis Outsourcing, Inc., or Oasis, to provide certain professional employment services such as payroll services and other benefits for the employees in our Miami Operations. Pursuant to this contract, our Miami personnel became employees of Oasis. We lease the services of these employees from Oasis, and reimburse Oasis for the costs of compensation and benefits. We consider employees of Oasis covered by this contract to be employees of Intcomex. Prior to our contract with Oasis, we had a contract with ADP Total Source, Inc. or ADP, to perform these professional employment services.

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

Risks Related to Our Industry and our Business

Our revenue, operating results and margins could fluctuate and adversely be affected by many factors related to our industry and our business including, but not limited to the following:

•	general economic, political, social and health conditions and developments in the global environment and throughout Latin America and the Caribbean;

•	competitive conditions and fluctuations in the foreign currency in the environment in which we operate;

•	market acceptance of the products we distribute;

•	credit exposure to our customers’ financial condition and creditworthiness;

•	operating and financial restrictions of our creditors and sufficiency of trade credit from our vendors;

•	dependency on accounting and financial reporting, IT and telecommunications management and systems; and,

•	compliance with accounting rules and standards and corporate governance and disclosure requirements.

We have incurred net losses in one of the last three fiscal years, and there can no assurance that we will continue profitability, and if so, when.

We operate in a highly competitive environment and, as a result, we may not be able to compete effectively or maintain or increase our sales, market share or margins, particularly if our business is adversely affected by unfavorable global economic and industry conditions.

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

The IT products distribution industry in Latin America and the Caribbean is very fragmented. In certain markets, we compete against large multinational public companies (including Ingram Micro, Tech Data, Avnet and SYNNEX) that are significantly better capitalized than we are and potentially have greater bargaining power with vendors than we do. In addition, Ingram Micro, our main competitor in Mexico, has a significantly larger market share than we do in that country. In all of our in-country markets, we also compete against a substantial number of locally-based distributors, many of which have a lower cost structure than we do, in some cases because they operate in the gray market and the local “informal” economy. Due to intense competition in our industry, we may not be able to compete effectively against our existing competitors or new entrants to the industry, or maintain or increase our sales, market share or margins.

In addition, overcapacity in our industry and price reductions by our competitors may result in a reduction of our prices and thereby a reduction of our gross margins. As a result, we may also lose market share, need to offer customers more credit or extended payment terms or need to reduce our prices in order to remain competitive, and any of these measures may result in an increase in our required capital, financing costs and bad debt expense in the future.

The global economic downturn in recent years and ongoing volatility and disruptions in the global credit markets could cause a severe disruption in our operations and adversely affect our business and results of operations.

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

Credit insurers could drop coverage on our customers and increase premiums, deductibles and co-insurance levels on our remaining or prospective customers. Our suppliers could tighten trade credit, which could negatively impact our liquidity. We may not be able to borrow additional funds under our existing credit facilities if participating banks become insolvent or their liquidity is limited or impaired. The recent tightening of credit in financial markets could also result in a decrease in the demand for IT products. The global recession could adversely affect our vendors’ and customers’ ability to obtain financing for operations and result in continued severe job losses and lower consumer confidence. Certain markets may experience deflation, which could negatively impact our average selling price and revenue.

If such conditions continue or further deteriorate, our business may be adversely impacted resulting in intensified competition, regionally and internationally, which may negatively affect our margins. The impact may be in the form of reduced prices, lower sales or reduced sales growth, loss of market share, lower gross margins, loss of vendor rebates, extended payment terms with customers, increased bad debt risks, shorter payment terms with vendors, increased capital investment and interest costs, increased inventory losses related to obsolescence and/or excess quantities, all of which could adversely affect our results of operations and financial condition. Our vendors and customers may become insolvent and file for bankruptcy, which also would negatively impact our results of operations.

Our business requires significant levels of capital to finance accounts receivable and inventory that is not financed by trade creditors. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months. However, the capital and credit markets have experienced unprecedented levels of volatility and disruption. Continued disruptions in the credit markets may affect our ability to access the capital markets or the capital we require may not be available on terms acceptable to us, or at all, due to inability of our finance partners to meet their commitments to us. We are unable to predict the duration and severity of such disruptions in the financial markets and adverse domestic and/or global economic conditions and the impact these events may have on our operations and the industry in general.

We are dependent on a variety of IT and telecommunications systems including our company-wide ERP management and financial accounting system, and any disruptions in our systems could adversely impact our ability to effectively manage our business and prepare accurate and timely financial information.

We are dependent on a variety of IT and telecommunications systems, including systems for managing our inventories, accounts receivable, accounts payable, order processing, shipping and accounting. In addition, our ability to price products appropriately and the success of our expansion plans depend upon our IT and telecommunications systems. In recent years we completed the implementation and integration of Sentai, our company-wide ERP management and financial accounting system, and scalable IT system that enables our employees involved in sales and purchasing simultaneous decentralized decision-making while allowing senior management control over daily operating functions. We are also using the Sentai logistics and inventory management system in order to better adapt to higher shipping volumes.

Our experience with this platform is limited and has required the training of our local employees. In addition, new installations may require further or enhanced modifications in order to handle the varied accounting requirements specific to the countries in which it is installed. Any temporary or long-term failure of these systems could adversely impact our ability to effectively manage our business and prepare accurate and timely financial information and our failure to adapt and upgrade our systems to keep pace with our future development and expansion could have an adverse effect on our results of operations.

If the IT products market in Latin America and the Caribbean does not grow as we expect, we may not be able to maintain or increase our present growth rate and adversely impact our results of operations and financial condition.

Historically, the growth of our business has been driven in large part by the growth of the IT products market in Latin America and the Caribbean. In particular, we have benefited from rapid growth in PC and Internet penetration rates. We expect that our future growth will also depend in large part on further growth in the IT market including growth in PC and internet penetration rates and increasing demand for notebook computers and mobile computing devices. If the IT products market does not grow as quickly and in the manner we expect for any reason, including, but not limited to the developments throughout Latin America and the Caribbean, we may not be able to maintain or grow our business as expected which could have a material and adverse effect on our results of operations and financial condition.

Economic, political, social or legal developments in Latin America and the Caribbean could adversely impact our results of operations and financial condition.

Historically, sales to Latin America and the Caribbean have accounted for almost all of our consolidated revenues, thus, our financial results are particularly sensitive to the performance of the economies of countries in Latin America and the Caribbean. Local, regional or worldwide developments may result in adverse economic, political, social or legal developments and adversely affect the economies of any of the countries in which we conduct business, which could have a material and adverse effect on our results of operations and financial condition. Our results are also impacted by political and social developments in the countries in which we do business and changes in the laws and regulations affecting our business in those countries. Changes in local laws and regulations could, among other things, make it more difficult for us to sell our products in the affected countries, restrict or prevent our receipt of cash from our customers, result in longer payment cycles, impair our collection of accounts receivable and make it more difficult for us to repatriate capital and dividends from our foreign subsidiaries to the ultimate U.S. parent company.

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

•

delays in shipping and delivering products to us or customers across borders for any reason, including more complex and time-consuming customs procedures (the import restrictions enacted by Argentina in February 2012, for example);

•	fluctuations of local currencies;

•

business interruptions due to natural or manmade disasters, extreme weather conditions including earthquakes, fires, floods, hurricanes, medical epidemics, power and/or water shortages, telecommunication failures and tsunamis.

Disruptions in the supply of products and prolonged product shortages, like that resulting from the Japanese earthquake in March 2011 and the flooding in Thailand in October 2011 could severely disrupt our ability to acquire products from Asia. The interruption of power supply, factory closings and cessation of production of key components used by many of our vendors in their products could result in our inability to acquire the necessary quantity of products from affected vendors, coordinate direct shipments to third-party customers to each of our In-country Operations and could have a material and adverse effect on our results of operations and financial condition.

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

A significant portion of our revenues from our In-country Operations is invoiced in currencies other than the U.S. dollar and a significant amount of our operating expenses from our In-country Operations is denominated in currencies other than U.S. dollars. In markets where we invoice in local currency including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico and Peru, the appreciation of the U.S. dollar could have a marginal impact on our results of operations due to lower demand caused by the appreciation of the U.S. dollar. In markets where our books and records are prepared in currencies other than the U.S. dollar, the appreciation of the local currency will increase our operating expenses and decrease our operating margins in U.S. dollar terms. For example, operating expenses, excluding depreciation and amortization, from our In-country Operations increased $8.2 million for the year ended December 31, 2011. Excluding the effects of the strengthening currencies, operating expenses, excluding depreciation and amortization, from our In-country Operations would have increased $6.8 million for the year ended December 31, 2011, as compared to the same period in 2010, due mainly to the higher salary and payroll-related expenses in Chile, Colombia, Mexico, Peru and Uruguay. For the year, the average value of the Chilean Peso strengthened by 5.1%, to 483.9 pesos per U.S. dollar as of December 31, 2011, from 510.0 as of December 31, 2010.

Large and sustained devaluations of local currencies can make many of our products more expensive in local currencies causing our customers to have difficulty paying those invoices and, in turn, result in a decrease in our revenue. Moreover, such devaluations may adversely impact demand for our products because our customers may be unable to afford them.

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

We are exposed to market risk related to volatility in foreign currency exchange rates, including devaluation and revaluation of local currencies. The market risk related to the forward contracts is offset by changes in the valuation of the underlying foreign currencies being hedged. We are also exposed to credit loss in the event of nonperformance by our counterparties to foreign exchange forward contracts and we may not be able to adequately mitigate all foreign currency related risks. We manage our exposure to fluctuations in the value of currencies and interest rates using foreign currency forward contracts with creditworthy financial institution counterparties and monitor the creditworthiness of these financial institution counterparties. Credit exposure for derivative financial instruments is limited to the amounts by which the counterparties’ obligations under the contracts exceed our obligations to the counterparties. We manage the potential risk of credit loss through careful evaluation of counterparty credit standing, selection of counterparties from a limited group of financial institutions and other contract provisions.

We do not use derivative financial instruments for trading or speculative purposes. The realization of any or all of these risks could have a material and adverse effect on our results of operations and financial condition.

Our expansion into new markets may present additional risks, which may limit our success in those markets and could adversely impact our results of operations.

We currently have in-country sales and distribution operations in 12 Latin American and Caribbean countries and expect to enter into new geographic markets both within the countries where we already conduct operations and in new countries where we have no prior operating or distribution experience. In new markets, we will face challenges such as customers’ lack of awareness of our brand, difficulties in hiring personnel and our unfamiliarity with local markets. New markets may also have different competitive conditions from our existing markets and may generate lower margins. Any failure on our part to recognize or effectively respond to these differences may limit the success of our operations in those markets, and could have an adverse effect on our results of operations.

Our management and financial reporting systems, internal and disclosure controls and finance and accounting personnel may not be sufficient to meet our management and reporting needs.

We rely on a variety of management and financial reporting systems and internal and disclosure controls to provide management with accurate and timely information about our business and operations and prepare accurate and timely financial information for our investors. This information is important because it enables management to capitalize on business opportunities and identify unfavorable developments and risks at an early stage.

The challenge of establishing and maintaining sufficient systems and controls and hiring, training and retaining sufficient accounting and finance personnel has intensified as our business has grown rapidly in recent years and expanded into new geographic markets. As a result, we have identified the need to expand our finance and accounting staff and enhance internal controls at both the corporate and in-country levels, and to enhance the training of in-country management personnel regarding internal controls and management reporting to meet our current needs. This process is ongoing and we expect Sentai to enhance the control of senior management’s daily oversight functions. We continuously seek to add personnel to our finance and accounting staff, institute new controls and enhance existing controls at our consolidated and subsidiary operating levels.

Although we believe our current management and financial reporting systems, internal and disclosure controls and finance and accounting personnel are sufficient to enable us to effectively manage our business, identify unfavorable developments and risks at an early stage and produce financial information in an accurate and timely manner, we cannot be sure this will be the case.

Management’s corrective actions to remediate failed controls may prove to be ineffective or inadequate and may expose us to risk of misstatements in our financial statements. In such circumstances, investors and other users of our financial statement may lose confidence in the reliability of our financial information and we could fail to comply with certain covenants in our debt agreements.

No matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that its objectives are met. Its inherent limitations include the realities that judgments in decision-making can be faulty and failures can occur due to simple mistakes. Moreover, controls can be circumvented by the acts of an individual, collusion of two or a group of people or by management’s decision to override the existing controls. We believe that we need to continue to expand our finance and accounting staff and enhance internal controls at both the corporate and in-country levels and enhance the training of in-country management personnel regarding internal controls and management reporting to meet our future needs in anticipation of our future growth. We cannot be sure that we will be able to take all necessary actions in a timely manner to keep pace with our anticipated growth.

Although we believe our controls are effective, if we fail to maintain sufficient management and financial reporting systems and internal and disclosure controls, hire, retain and train sufficient accounting and finance personnel, and enhance the training of in-country management personnel regarding internal controls and management reporting, our ability to prepare accurate and timely financial information could be impaired, hinder our growth and have a material and adverse effect on our current or future business, results of operations and financial condition.

We could experience difficulties in staffing and managing our foreign operations, which could result in reduced revenues and difficulties in realizing our growth strategy.

We have many sales and distribution centers in multiple countries, which require us to attract managers of our business in each of those locations. In establishing and developing many of our in-country sales and distribution operations, we have relied in large part on the local market knowledge and entrepreneurial skills of a limited number of local managers in those markets. We have no employment agreements with any of our in-country managers. The loss of the services of any of these managers could adversely impact our results of operations in the market in which the manager is located. Further, it may prove difficult to find and attract new talent (including accounting and finance personnel) in our existing markets or any new markets we enter in Latin America and the Caribbean who possess the expertise required to successfully manage and operate our in-country sales and distribution operations. In 2011, we appointed a Chief Operating Officer to assume responsibility for commercial operations, supply chain management, information technology and human resources. If we fail to recruit highly qualified candidates, we may experience greater difficulty realizing our growth strategy, which could adversely affect our results of operations. We believe the Chief Operating Officer has the appropriate knowledge and management skills and this new position is appropriate for our business.

If we lose the services of our key executive officers, we may not succeed in implementing our business strategy.

We are currently managed by certain key executive officers, including both of our founders, Anthony Shalom and Michael Shalom. The Shaloms have extensive experience and knowledge of our industry and the many local markets in which we operate. They also have been integral in establishing and expanding some of our most significant customer and vendor relationships and building our unique distribution platform. The loss of the services of these key executive officers could adversely affect our ability to implement our business strategy and new members of management may not be able to successfully replace them. We have an employment agreement with our Chief Financial Officer and Chief Operating Officer.

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

Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. The U.S. government has authorized various policy-making bodies, including the Financial Accounting Standards Board, or the FASB, and the SEC, to interpret these principles and create appropriate accounting standards. Changes in these interpretations and standards may result in additional non-cash charges and/or changes in presentation or disclosure, which in turn could have a material and adverse effect on our results of operations and financial condition.

We may be required to recognize further impairments of our goodwill, identifiable intangible assets or other long-lived assets or to establish further valuation allowances against our deferred income tax assets, which could adversely affect our results of operations or financial condition.

An extended period of economic contraction or a deterioration of our operating performance could result in impairment to the carrying amount of our goodwill and further impair our existing goodwill or goodwill recorded in the future and/or other long-lived assets or further valuation allowances on our deferred tax assets, which could have a material and adverse effect on our results of operations and financial condition.

Deferred tax assets, which also include net operating loss, or NOL carryforwards for entities that have generated or continue to generate operating losses, are assessed periodically by management to determine if their future benefit will be fully realized. If it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income (loss). Such charges could have a material adverse effect on our results of operations or financial condition. We establish a valuation allowance against our NOLs when we do not believe that we will realize the full benefit of the NOLs. As of December 31, 2011 and 2010, we recorded a valuation allowance of $12.9 million and $12.5 million, respectively, against the respective NOLs, of which $10.6 million and $10.4 million, respectively, related to our U.S. and $2.3 million and $2.1 million, respectively, related to our In-country Operations.

Our substantial debt could limit the cash flow available for our operations, which could adversely affect our business.

We have and will continue to have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2011 we had $143.6 million of total debt outstanding (consisting of $110.9 million outstanding under our 13 1/4% Second Priority Senior Secured Notes due December 15, 2014, or the 13 1/4% Senior Notes, net of discount, $14.5 million outstanding under Software Brokers of America, Inc.’s, or SBA’s, revolving credit and security agreement with PNC Bank, or PNC Credit Facility net of cash with banks, $17.8 million outstanding debt of our foreign subsidiaries, and $0.4 million other long-term debt, including capital leases). As of December 31, 2010 we had $137.5 million of total debt outstanding (consisting of $114.7 million outstanding under our 13 1/4% Senior Notes, net of discount, $16.9 million outstanding under Software Brokers of America, Inc.’s, or SBA’s, senior secured revolving credit facility with Comerica Bank, or Senior Secured Revolving Credit Facility and cash overdrafts with banks, $5.1 million outstanding debt of our foreign subsidiaries, and $0.8 million other long-term debt, including capital leases). Subject to the limits contained in the indenture governing the 13 1/4% Senior Notes and our other debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we incur additional debt, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to the holders of our common stock, including the following:

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

Additionally, on January 25, 2012, SBA together with its consolidated subsidiaries executed a first amendment to the PNC Credit Facility, or the PNC Credit Facility Amendment, increasing the maximum amount available for borrowing under the facility from $30.0 million to $50.0 million, including standby letters of credit commitments in an aggregate undrawn face amount of up to $3.0 million.

The indenture governing the 13 1/4% Senior Notes and the credit agreement governing SBA’s Revolving Credit Facility with PNC Bank impose significant operating and financial restrictions on our company and our subsidiaries, which may prevent us from capitalizing on business opportunities.

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

The PNC Credit Facility contains provisions requiring us and SBA to maintain compliance with minimum consolidated fixed charge coverage ratios each not less than 1.00 to 1.00 for us and 1.10 to 1.00 for SBA, in each case, for the four quarter period ending December 31, 2011 and as of the end of each fiscal quarter thereafter. The PNC Credit Facility is subject to several customary covenants and certain events of default, including, but not limited to, non-payment of principal or interest on obligations when due, violation of covenants, creation of liens, breaches of representations and warranties, cross default to certain other indebtedness, bankruptcy events and change of ownership or control. In addition, the PNC Credit Facility contains a number of covenants that, among other things, restrict SBA’s ability to: (i) incur additional indebtedness; (ii) make certain capital expenditures; (iii) guarantee certain obligations; (iv) create or allow liens on certain assets; (v) make investments, loans or advances; (vi) pay dividends, make distributions or undertake stock and other equity interest buybacks; (vii) make certain acquisitions; (viii) engage in mergers, consolidations or sales of assets; (ix) use the proceeds of the revolving credit facility for certain purposes; (x) enter into transactions with affiliates in non-arms’ length transactions; (xi) make certain payments on subordinated indebtedness; and (xii) acquire or sell subsidiaries.

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

In addition, we may not be able to accurately predict future operating results or changes in our industry which may change these funding requirements. In the event that such additional financing is necessary, we may seek to raise such funds through public or private equity or debt financing or other means. We may not be able to obtain additional financing when we need it, or we may not be able to raise financing on terms acceptable to us. The current tightening in the credit markets heightens this risk. In addition, we may not be able to borrow additional funds under our existing credit facilities if participating banks become insolvent or their liquidity is limited or impaired. In the event that adequate funds are not available in a timely manner, our business and results of operations may be harmed.

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

We have a number of credit facilities under which the amount we are able to borrow is based on the value and quality of our accounts receivable, which is affected by several factors, including:

•	the collectability of our accounts receivable;

•	general and regional industry and economic conditions; and

•	our financial condition and creditworthiness and that of our customers.

Any reduction in our borrowing capacity under these credit facilities could adversely affect our ability to finance our working capital and other needs.

Although we obtain credit insurance against the failure to pay or delay in payment for our products by some of the customers of our Miami Operations, our results of operations and liquidity could be hurt by a loss for which we do not have insurance or that is subject to an exclusion or that exceeds our applicable policy limits. In addition, increasing insurance premiums could adversely affect our results of operations. Moreover, failure to obtain credit insurance may have a negative impact on the amount of borrowing capacity available to our Miami Operations under our PNC Credit Facility.

Our inability to obtain sufficient trade credit from our vendors or other sources in a timely manner and on reasonable terms could inhibit our growth and have an adverse effect on our results of operations.

Our business is working capital intensive and our vendors historically have been an important source of funding our business growth through the provision of trade credit. We expect to continue to rely on trade credit from our vendors to provide a significant amount of our working capital. If our vendors fail to provide us with sufficient trade credit, including larger amounts of trade credit, in a timely manner as our business grows, we may have to rely on other sources of financing, which may not be readily available or, if available, may not be on terms acceptable or favorable to us. Volatility and disruptions in the global economic environment including tightening in the credit markets could heighten the risk that we may not be able to obtain trade credit or alternative sources of financing, or that to the extent we can obtain it, the terms are unfavorable.

Our ability to pay for products is largely dependent upon the payment terms that our principal vendors provide us and facilitate the efficient use of our capital. The payment terms are based on several factors, including (i) our recent operating results, financial position (including our level of indebtedness) and cash flows; (ii) our payment history with the vendor; (iii) the vendor’s credit granting policies (including any contractual restrictions to which it is subject), our creditworthiness (as determined by various entities) and general industry conditions; (iv) prevailing interest rates; and (v) the vendors’ ability to obtain credit insurance in respect of amounts that we owe. Adverse changes in any of these factors, many of which are not within our control, could increase the costs of financing our inventory, limit or eliminate our ability to obtain vendor financing and adversely affect our results of operations and financial condition.

We are dependent upon a relatively small number of vendors for products that make up a significant portion of our revenue and the loss of a relationship with any of our key vendors may adversely impact our results of operations.

A significant portion of our revenue is derived from products manufactured by a relatively small number of vendors. For the years ended December 31, 2011, 2010 and 2009, our top 10 vendors manufactured products that accounted for 65.1%, 65.7% and 66.1%, respectively, of our total revenue and the products of our top vendor accounted for 19.4%, 18.6% and 19.1%, respectively, of our total revenue. We expect that we will continue to obtain most of our products from a relatively small number of vendors and the portion of our revenue that we obtain from such vendors may continue to increase in the future. Due to intense competition in the IT products distribution industry, our key vendors can choose to work with other distributors and, pursuant to standard terms in our vendor agreements, may terminate their relationships with us on short notice. A continued or prolonged global economic downturn may lead to the consolidation of certain vendors with other vendors, contract assemblers or distributors. The increased size, operating and financial resources of such consolidated vendors could allow them to sell more products directly to customers and reduce the number of authorized distributors with which they conduct business. Such direct sales by vendors and/or the loss of a relationship with any of our key vendors could adversely affect our results of operations.

Our vendors generally can unilaterally change the terms of the sales agreements for future orders and adverse changes in the terms could adversely affect our results of operations.

The sales agreements provided by our vendors are generally at-will agreements that have short terms. Generally, each vendor has the ability to unilaterally change the terms and conditions of its sales agreements for future orders, including a reduction in the level of purchase discounts, rebates and marketing programs available to us. Our inability to pass the impact of these changes through to our reseller and retailer customers (usually through increased prices) could adversely affect our results of operations.

We are dependent upon vendors to maintain adequate inventory levels and oversupplies may adversely affect our margins and product shortages may adversely affect our revenues and costs.

Our inventory levels may vary from period to period, due primarily to the anticipated and actual sales levels and our purchasing levels. The IT industry occasionally experiences an oversupply of IT products, which vendors then sell on the market at reduced prices. Oversupplies could adversely affect our results of operations. The IT industry is also characterized by periods of severe product shortages due to vendors’ difficulties in projecting demand for certain products distributed by us. When such product shortages occur, we typically receive an allocation of products from the vendor such as our experience in late 2011 when manufacturers of hard disk drives experienced manufacturing disruptions from the severe flooding of their Thailand production facilities. Our vendors may not be able to maintain an adequate supply of products to fulfill all of our customer orders on a timely basis and the costs of these products to us may increase. Any supply shortages or delays (some or all of which are beyond our control) could cause us to be unable to service customers on a timely basis. A decline in sales or increase in costs due to product shortages not offset by higher margins could adversely affect our results of operations.

If our vendors fail to respond quickly to technological changes and innovations and our product offerings fail to satisfy consumers’ tastes or respond to changes in consumer preferences, our revenues may decline and our competitors may gain additional market share.

Our ability to stay competitive in the IT products distribution industry and increase our customer base depends on our ability to offer, on a continuous basis, a selection of appealing products that reflect our customers’ preferences. To be successful, our product offerings must be broad in scope, competitively priced, well-made, innovative and attractive to a wide range of consumers whose preferences may change regularly. This depends largely on the ability of our key vendors to respond quickly to technological changes and innovations and to manufacture new products that meet the new and changing demands of our customers and requires on the part of vendors a continuous investment of resources to develop and manufacture new products. If our key vendors fail to respond on a timely basis to the rapid technological changes that have been characteristic of the IT products industry, fail to provide new products that are desired by consumers or otherwise fail to compete effectively against other IT products manufacturers, the products that we offer may be less desirable to consumers and we could suffer a significant decline in our revenue. The ability and willingness of our vendors to develop new products depends on factors beyond our control. If our product offerings fail to satisfy consumers’ tastes or respond to changes in consumer preferences, our revenues may decline and our competitors may gain additional market share.

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

Direct sourcing by our customers could result in our customers reducing their purchases from us, which would adversely impact our results of operations.

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

As part of our strategy, from time to time, we may pursue acquisitions. Our success in realizing the expected benefits from any business acquisitions depends on a number of factors, including retaining or hiring local management personnel to run our operations in new countries, successfully integrating the operations, IT systems, customers, vendors and partner relationships of the acquired companies and devoting sufficient capital and management attention to the newly acquired companies in light of other operational needs. Our efforts to implement our strategy could be affected by a number of factors beyond our control, such as increased competition and general economic conditions in the countries where the newly acquired companies operate. Any failure to effectively implement our strategy could adversely impact our growth.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located in a 172,926 square foot facility in Miami, Florida. We support our operations throughout Latin America and the Caribbean from our Miami facility, which is an extensive sales and administrative office and distribution network integrating executive-level management, warehousing, RMA, purchasing, sales, marketing, human resources, credit, finance, technical support and customer service functions. Our Miami facility is located near the Port of Miami and Miami International Airport which facilitates access to the area’s air and container-cargo networks. The lease commencement date of our Miami facility was May 1, 2007 and the amended termination date is August 31, 2021.

As of December 31, 2011, we operated a sales and distribution center in the U.S., 25 sales and distribution centers in 12 countries in Latin America and the Caribbean. The foreign distribution centers include our In-Country Operations office and warehouses. Some of the distribution centers include assembly lines for “white-box” PCs that we or our value-added reseller and retailer customers assemble locally. In total, our sales and distribution centers in our Miami Operations and in our In-country Operations represent nearly 677,000 square feet of space (including 217,000 square feet of office space and 460,000 square feet of warehouse space). As of December 31, 2011, we leased substantially all of our facilities on varying terms with the exception of a portion of our sales and distribution center in Santiago, Chile, San Salvador, El Salvador and warehouse space in Lima, Peru. We have an option to purchase for $3.0 million, the office and warehouse facility located in Mexico City, Mexico, which we currently lease, prior to December 31, 2013, the option termination date. We do not anticipate any material difficulties with the renewal of any of our leases when they expire or in securing replacement facilities on commercially reasonable terms. The following table sets forth information regarding our facilities including location, use, size and ownership or lease status:

Location	Use	Approximate Gross Square Feet	Owned or Leased
Buenos Aires, Argentina	Office/Warehouse	27,243	Leased
Santiago, Chile	Office/Warehouse	67,629	Owned-68%;Leased-32%
Iquique, Chile	Office/Warehouse	7,750	Leased
Shenzhen, China	Warehouse	Various	Leased
Bogotá, Colombia	Office/Warehouse	16,044	Leased
Cota, Colombia	Office/Warehouse	13,724	Leased
San José, Costa Rica	Office/Warehouse	43,056	Leased
Quito, Ecuador	Office/Warehouse	28,589	Leased
Guayaquil, Ecuador	Office/Warehouse	8,191	Leased
San Salvador, El Salvador	Office/Warehouse	17,352	Owned
Guatemala City, Guatemala	Office/Warehouse	37,104	Leased
Kingston, Jamaica	Office/Warehouse	16,968	Leased
Centro de Capacitación, Mexico	Office/Warehouse	4,166	Leased
León, Mexico	Office/Warehouse	4,650	Leased
Mexico City, Mexico	Office/Warehouse	15,984	Leased
Monterrey, Mexico	Office/Warehouse	4,306	Leased
Plaza, Mexico	Office/Warehouse	4,596	Leased

Location	Use	Approximate Gross Square Feet	Owned or Leased
Puebla, Mexico	Office/Warehouse	6,178	Leased
Querétaro, Mexico	Office/Warehouse	4,069	Leased
Tlalnepantla, Mexico	Office/Warehouse	43,142	Leased
Tuxtla, Mexico	Office/Warehouse	7,534	Leased
Veracruz, Mexico	Office/Warehouse	8,170	Leased
Panama City, Panama	Office/Warehouse	34,445	Leased
Chiriqui, Panama	Office/Warehouse	6,480	Leased
Lima, Peru	Office/Warehouse	50,864	Owned-82%;Leased-18%
Montevideo, Uruguay	Office/Warehouse	25,058	Leased
Miami, United States	Office/Warehouse	172,926	Leased

Item 3. Legal Proceedings.

As of December 31, 2011, we had no material legal proceedings pending. From time to time, we are the subject of legal proceedings arising in the ordinary course of business. We do not believe that any proceedings currently pending or threatened will have a material adverse effect on our business or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock. Prior to April 19, 2011, we had two classes of common stock: voting, or the Common Stock, and Class B, non-voting common stock, or the Original Class B Common Stock, (collectively herein referred to as the Original Common Stock). On April 19, 2011, we amended our certificate of incorporation to eliminate the Original Class B Common Stock and converted all outstanding shares of the Original Class B Common Stock to shares of Common Stock.

We had 167,388 shares of common stock outstanding as of December 31, 2011 and 100,000 shares of Common Stock and 29,357 shares of the Original Class B Common Stock outstanding as of December 31, 2010. Our Company’s Common Stock is privately held and not traded on a public stock exchange.

As of March 13, 2012, there were 22 holders of record of our Common Stock. For a detailed discussion of the ownership of our company, see Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report.

Issuances of Unregistered Securities; Purchases of Securities. We did not issue any unregistered securities during the three-month period ended December 31, 2011 that were not previously reported in a Current Report on Form 8-K, and we did not repurchase any securities during that period.

Dividend Policy. We declared and paid a $20.0 million dividend on our Common Stock on August 25, 2005, using a portion of the proceeds from our $120.0 million offering of our prior 11 3/4% Senior Notes. We have neither declared nor paid a dividend on our Common Stock subsequently. We currently intend to retain future earnings to fund ongoing operations and finance the growth and development of our business and, therefore, do not anticipate declaring or paying cash dividends on our Common Stock for the foreseeable future.

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

Equity Compensation Plan Information. For a detailed discussion of the equity compensation plan of our company, see Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report.

Item 6. Selected Financial Data.

The following table presents selected consolidated financial information and other data as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 and includes the results of operations of our acquisitions that have been combined with our results of operations beginning on their acquisition dates. We derived the statement of operations and other data set forth below for the years ended December 31, 2011, 2010 and 2009, and the balance sheet data as of December 31, 2011 and 2010 from our audited consolidated financial statements (together with the notes thereto) included elsewhere in this Annual Report. We derived the selected financial information and other data for the years ended December 31, 2008 and 2007 and as of December 31, 2009, 2008 and 2007 from our audited consolidated financial statements with respect to such date and periods not included in this Annual Report. The information set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and notes thereto, included in this Annual Report.

	00000000		00000000	00000000	00000000	00000000
	As of or For the Years Ended December 31,
	2011		2010	2009	2008	2007
	(Dollars in thousands, except per share and other data)
Statement of Operations Data:
Revenue	$1,286,973		$1,013,272	$917,168	$1,071,551	$1,038,368
Cost of revenue	1,162,161		917,529	825,587	970,955	937,286

Gross profit	124,812		95,743	91,581	100,596	101,082
Operating expenses	91,995		79,638	71,256	105,723 (1)	73,314

Operating income	32,817		16,105	20,325	(5,127)	27,768
Other expense (income)
Interest expense	20,542		20,933	17,495	17,431	17,763
Interest income	(413)		(309)	(514)	(941)	(730)
Other income, net	(129)		(237)	(3,563)	(3,427)	(292)
Foreign exchange loss (gain), net	5,474		(2,025)	(3,130)	15,533	(2,401)

Total other expense	25,474		18,362	10,288	28,596	14,340

Income (loss) before provision for income taxes	7,343		(2,257)	10,037	(33,723)	13,428
Provision for income taxes	3,162		1,393	2,844	1,595	867

Net income (loss)	$4,181		$(3,650)	$7,193	$(35,318)	$12,561

Net income (loss) per weighted average share of common stock:
Basic	$26.75		$(28.21)	$69.94	$345.63)	$122.93

Diluted	$26.67		$(28.21)	$69.94	$(345.63)	$122.93

Weighted average number of common shares used in per share calculation:
Basic	156,316	(3)	129,357	102,852 (2)	102,182	102,182

Diluted	156,773	(3)	129,357	102,852 (2)	102,182	102,182

	As of or For the Years Ended December 31,
	2011		2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$25,707		$28,867	$27,234	$22,344	$29,399
Working capital(4)	121,304		104,358	110,693	75,726	101,629
Total assets	444,981		346,105	308,101	284,068	363,008
Long-term debt (including current maturities and capital leases)	111,806		116,251	114,982	105,865	117,224
Total debt	143,647		137,507	129,711	136,906	143,590
Total shareholders’ equity	63,514		39,041	42,734	14,550	54,101
Other Data:
Cash dividends per common share	$—		$—	$—	$—	$—
Ratio of earnings to fixed charges(5)	$1.3x		18,676	1.5x	$(16,292)	1.7x

(1)	Operating expenses includes the goodwill impairment charge of $18,777 for the year ended December 31, 2008.
(2)

Weighted average number of common shares used in the per share calculation for the periods presented reflects the issuance of 27,175 shares of the Original Class B Common Stock to certain of our existing shareholders and their affiliates, concurrently with the redemption and cancellation of our 11 3/4% Senior Notes and the closing of our 13 1/4% Senior Notes offering on December 22, 2009.

(3)	Weighted average number of common shares used in the per share calculation for the periods presented reflects the issuance of 38,769 shares of Common Stock to Brightpoint Latin America, 25,846 shares sold for $15.0 million in cash and 12,923 shares in exchange for the acquisition of certain assets and liabilities and the equity associated with the Brightpoint Latin America operations on April 19, 2011.
(4)	Working capital is defined as current assets less current liabilities.
(5)	For purposes of calculating the ratio of earnings to fixed charges: (i) earnings is defined as income before income taxes plus fixed charges; and (ii) fixed charges is defined as interest expense (including capitalized interest and amortization of debt issuance costs) and the portion of operating rental expense which management believes would be representative of the interest component of rental expense. A ratio of less than one-to-one coverage requires the disclosure of the dollar amount of the deficiency.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Annual Report on Form 10-K, or Annual Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, beliefs, estimates, forecasts, projections and management assumptions about our company, our future performance, our liquidity and the Information Technology, or IT, products distribution industry in which we operate. Words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “goal,” “plan,” “seek,” “project,” “target” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances including but not limited to, management’s expectations for competition, revenues, margin, expenses and other operating results, capital expenditures, liquidity, capital requirements, acquisitions and exchange rate fluctuations, each of which involves numerous risks and uncertainties are forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth in this Annual Report under Part I—Item 1A. Risk Factors and elsewhere herein. These risks and uncertainties include, but are not limited to, the following:

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

Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statement because of certain factors discussed below or elsewhere in this Annual Report. The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011, which are included in this Annual Report.

Overview

We believe we are the largest pure play value-added distributor of computer IT products focused solely on serving Latin America and the Caribbean. We believe the continued convergence of IT, consumer electronics and mobile ‘smart’ device technology extends our products offerings beyond traditional computer based IT products into complimentary products that address consumer demand for mobile computing devices, such as smart phones and tablets, throughout the Region. We distribute computer equipment components, peripherals, software, computer systems, accessories, networking products, digital consumer electronics and mobile devices to more than 47,000 customers in 40 countries. We offer single source purchasing to our customers by providing an in-stock selection of more than 13,000 products from over 140 vendors, including the world’s leading IT product manufacturers. From our headquarters and main distribution center in Miami, we support a network of 25 sales and distribution operations in 12 Latin American and the Caribbean countries, or our In-country Operations.

Our results for the year ended December 31, 2011 reflect an increase in revenue across most of our product lines and our customer markets with mobile devices representing the most significant portion of the revenue growth, as compared to the corresponding period in 2010. Revenue increased $273.7 million, or 27.0% to $1,287.0 million for the year ended December 31, 2011, as compared to $1,013.3 million for the year ended December 31, 2010. Gross profit increased $29.1 million, or 30.4% to $124.8 million for the year ended December 31, 2011, as compared to $95.7 million for the year ended December 31, 2010. The improvement in gross profit was the result of the higher sales volume coupled with improved margins.

Total operating expenses increased $12.4 million, or 15.5% to $92.0 million for the year ended December 31, 2011, as compared to $79.6 million for the year ended December 31, 2010. The increase in operating expenses resulted primarily from additional salary and payroll-related expenses including severance costs and recruiting fees, facilities-related expenses, marketing and advertising expenses and foreign exchange driven increases incurred during the period. Other expense, net increased $7.1 million, or 38.7% to $25.5 million during the year ended December 31, 2011, as compared to $18.4 million for the year ended December 31, 2010. The increase was primarily driven by foreign exchange losses realized during the year ended December 31, 2011, as compared to foreign exchange gains realized during the same period in 2010.

Net income was $4.2 million for the year ended December 31, 2011, as compared to net loss of $3.7 million for the year ended December 31, 2010.

Factors Affecting Our Results of Operations

The following events and developments have in the past had, or are expected in the future to have, a significant impact on our financial condition and results of operations:

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

•

Sale of Mobile Devices. Due to the continued convergence of IT products and mobile devices, we launched our initial foray into the mobile devices market in the latter half of 2010. In April 2011, we completed our strategic transaction with Brightpoint, Inc., which facilitates our further expansion into the wireless mobile devices distribution market. Additionally, we recently entered into contracts with certain mobile devices manufacturers for the distribution of their products throughout Latin America and the Caribbean. We expect to enter into more contracts with other mobile devices manufacturers, which may result in the increase in revenues related to these products and services. In addition, we expect the growth of our revenues to continue to be significantly driven by growth in the sales of mobile devices.

•

Shift in revenue to In-country Operations. One of our growth strategies is to expand the geographic presence of our In-country Operations into areas in which we believe we can achieve higher gross margins than our Miami Operations. Miami gross margins are generally lower than gross margins from our In-country Operations because the Miami export market is more competitive due to the high concentration of other Miami-based IT distributors who compete for the export business of resellers and retailers located in Latin America or the Caribbean. In addition, these resellers and retailers generally have larger average order quantities than customers of our In-country Operations segment, and as a result, benefit from lower average prices. Revenue from our In-country Operations grew by an average of 18.4% annually between 2001 and 2011, as compared to growth in revenue from our Miami Operations of an average of 13.0% annually over the same period. Revenue from our In-country Operations accounted for 69.8%, 78.6% and 74.4% of consolidated revenue for the years ended December 31, 2011, 2010 and 2009, respectively. While the recent increase in sales related to mobile devices has impacted our Miami Operations to a greater extent than our In-country Operations, we expect the expansion of our In-country Operations to grow at a faster rate than our Miami Operations over the long term.

•

Exposure to fluctuations in foreign currency. A significant portion of the revenues from our In-country Operations is invoiced in currencies other than the United States, or U.S., dollar and a significant amount of the operating expenses from our In-country Operations are denominated in currencies other than U.S. dollar. In markets where we invoice in local currency, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico and Peru, appreciation of a local currency could have a marginal impact on our gross profit and gross margins in U.S. dollar terms. In markets where our books and records are prepared in currencies other than the U.S. dollar, appreciation of the local currency will increase our operating expenses and decrease our operating margins in U.S. dollar terms. Our consolidated statements of operations include foreign exchange loss of $5.5 million, gain of $2.0 million and a gain of $3.1 million, for the years ended December 31, 2011, 2010 and 2009, respectively. We periodically engage in foreign currency forward contracts when available and when doing so is not cost prohibitive. In periods when we do not, foreign currency fluctuations may adversely affect our results of operations, including our gross margins and operating margins.

•

Trade credit. All of our key vendors and many of our other vendors provide us with trade credit, an important source of liquidity to finance our growth. Although our overall available trade credit has increased significantly over time, from time to time the trade credit available from certain vendors has not kept pace with the growth of our business with them. During the periods of economic downturn, our vendors may reduce the level of available trade credit extended to us as a result of our liquidity at the time.

It is necessary for us to increase our use of available cash or borrowings under our credit facility to the extent available in order to pay certain vendors for their products, which adversely affects our liquidity and can adversely affect our results of operations and opportunities for growth. We purchase credit insurance to support trade credit lines extended to our customers, which has been restricted due to regional or global economic events or disruptions in the credit markets. Periodically, credit insurers may tighten the requirements for extending credit insurance coverage thereby limiting our capacity to extend trade credit to our customers and the growth of our business throughout the Region.

•

Increased levels of indebtedness. During December 2009, we completed a cash tender offer for $96.9 million aggregate principal amount of our prior 11 3/4% Senior Notes outstanding. We financed the tender offer with the net cash proceeds of $120.0 million aggregate principal amount of the Original 13 1/4% Second Priority Senior Notes, due December 15, 2014, or the Original 13  1/4% Second Priority Senior Notes, that were sold in a private placement transaction and closed on December 22, 2009, with an interest rate of 13.25% per year, payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2010. We used the proceeds from the sale of the Original 13 1/4 % Senior Notes to repay our borrowings under and renew our senior secured revolving credit facility, repurchase, redeem or otherwise discharge our Prior 11 3/4% Senior Notes and the balance for general corporate purposes. For the years ended December 31, 2011, 2010 and 2009, interest expense was $20.5 million, $20.9 million and $17.5 million, respectively.

Additionally, on January 25, 2012, SBA together with its consolidated subsidiaries executed a first amendment to the PNC Credit Facility, or the PNC Credit Facility Amendment, increasing the maximum amount available for borrowing under the facility from $30.0 million to $50.0 million, including standby letters of credit commitments in an aggregate undrawn face amount of up to $3.0 million. As of March 13, 2012, we have not yet satisfied certain conditions to borrow the maximum amount of the additional $20.0 million available under this facility.

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

As of December 31, 2011 and 2010, our U.S. and state of Florida NOLs resulted in $20.7 million and $19.9 million, respectively, of deferred tax assets, which will begin to expire in 2026. As of December 31, 2011 and 2010, Intcomex Argentina, S.R.L. had $5.4 million and $5.0 million, respectively, in NOLs resulting in $1.9 million and $1.8 million, respectively, of deferred tax assets, which began to expire in 2011. As of December 31, 2011 and 2010, Intcomex Mexico had $1.3 million in NOLs resulting in $0.4 million of deferred tax assets, which will expire in 2018.

We periodically analyze the available evidence related to the realization of the deferred tax assets, considered the current economic environment and continue to believe it is more likely than not that we will not recognize a portion of our deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies. As of December 31, 2011 and 2010, we had a valuation allowance of $10.6 million and $10.4 million, respectively, related to our U.S. and state of Florida NOLs and $2.3 million and $2.1 million, respectively, related to our foreign NOLs, as management does not believe it will realize the full benefit of these NOLs. Our future results of operations may be impacted by a prolonged weakness in the economic environment, which may result in further valuation allowances on our deferred tax assets and adversely affect our results of operations or financial condition.

•

Write-Off of Proposed Initial Public Offering Expenses. For the years ended 2011 and 2010, we wrote off $0.2 million and $0.5 million, respectively, of expenses related to our 2009 proposed initial public offering, or IPO, transaction to take our company public. For the year ended December 31, 2009, we did not write off any costs related to such proposed IPO transaction. The costs were recorded as an increase in operating expenses in the consolidated statement of operations, as they were one-time charges that were not indicative of operations in the normal course of business and relate to a non-recurring transaction that would normally be netted against IPO proceeds.

•

Restructuring Charges. For the years ended December 31, 2011 and 2010, we did not incur any restructuring charges. For the year ended December 31, 2009 we recorded $0.6 million related to the restructuring and rebalancing actions that we implemented designed to improve our efficiencies and profitability, strengthen our operations and reduce our costs in several of our locations. The restructuring included involuntary workforce reductions and employee benefits and other costs incurred in connection with vacating leased facilities. The charges were recorded in our statements of operations as an increase to our operating expenses.

Brightpoint Transaction

From time to time, we evaluate opportunities to pursue business transactions that we view as strategic and complementary to our current business and align with our global strategy to expand our services and our supply chain solution capabilities to customers and vendors throughout Latin America and the Caribbean.

On April 19, 2011, we and two of our subsidiaries, Intcomex Colombia LTDA, or Intcomex Colombia, and Intcomex de Guatemala, S.A., or Intcomex Guatemala, completed an investment agreement, the Brightpoint Transaction, with two subsidiaries of Brightpoint, Inc., Brightpoint Latin America and Brightpoint International Ltd, collectively Brightpoint, a global leader in providing supply chain solutions to the wireless industry. Pursuant to such agreement, we issued an aggregate 38,769 shares of our Common Stock to Brightpoint Latin America. Effectively, the Brightpoint Transaction was comprised of two transactions: (1) the sale of 25,846 shares of Common Stock for $15.0 million in cash; and, (2) the acquisition of certain assets and liabilities of the Brightpoint Latin America operations and the equity associated with its operations in Colombia and Guatemala, collectively Brightpoint Latin America Operations, in exchange for 12,923 shares of Common Stock valued at $7.5 million plus $0.2 million cash, net, at closing.

Additionally, the acquisition of the Brightpoint Latin America Operations provided for a post-closing working capital adjustment to be settled in cash. In September 2011, together with Brightpoint, we finalized the working capital adjustment resulting in an additional payable by Brightpoint to us of $0.9 million, which we received in October 2011.

The expected benefits from this business transaction depend upon a number of factors, including retaining management personnel to run the operations, successfully integrating the operations, IT systems, customers, vendors and partner relationships of the acquired companies and devoting sufficient capital and management attention to the newly acquired companies.

The comparability of our operating results for the year ended December 31, 2011, as compared to the same period of 2010, is impacted by the Brightpoint Transaction. In our discussion of the comparison of the year ended December 31, 2011, as compared to the same period of 2010 in our results of operations, the incremental contribution of the Brightpoint Transaction to our business is presented as if the acquisition was not separately identifiable, as the integration was made directly into our existing operations and was insignificant to our results of operations during the periods presented.

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

Accounts Receivable. We provide allowances for doubtful accounts on our accounts receivable for estimated losses resulting from our customers’ inability to make required payments due to changes in our customers’ financial condition or other unanticipated events, which could result in charges for additional allowances exceeding our expectations. These estimates require judgment and are influenced by factors including, but not limited to the following: the large number of customers and their dispersion across wide geographic areas; the fact that no single customer accounted for 2.5% or more of our revenue; the continual credit evaluation of our customers’ financial condition; the aging of our customers’ receivables, individually and in the aggregate; the value and adequacy of credit insurance coverage; the value and adequacy of collateral received from our customers (in certain circumstances); our historical loss experience; and, increases in credit risk due to an economic downturn resulting in our customers’ inability to obtain capital. Uncollectible accounts are written-off against the allowance on an annual basis.

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

In addition, we review other long-lived assets, principally property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the asset’s fair value, we measure and record an impairment loss for the excess. We assess an asset’s fair value by determining the expected future undiscounted cash flows of the asset. There are numerous uncertainties and inherent risks in conducting business, such as general economic conditions, actions of competitors, ability to manage growth, actions of regulatory authorities, pending investigations or litigation, customer demand and risk relating to international operations. Adverse effects from these or other risks may result in adjustments to the carrying value of our other long-lived assets. See Part II—Item 8. Financial Statements and Supplemental Data, “Note 5. Goodwill and Identifiable Intangible Assets, Net” in the Notes to Consolidated Financial Statements of this Annual Report.

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

Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-12, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities which enhances disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either offset in accordance with either Section 210-20-45 or 815-10-45 or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or 815-10-45. This update is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We do not expect the adoption of this guidance will have a material impact on our financial statements

In May 2011, the FASB and International Accounting Standards Board issued a new accounting standard that amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This accounting standard does not extend the use of fair value accounting but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards. This standard is effective beginning with the quarter ending April 30, 2012. We do not expect the adoption of this guidance will have a material impact on our financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments in this update defer certain provisions of ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), including the requirement to present reclassified adjustments separately with their respective components of net income and other comprehensive income. During the deferral period, the existing requirements for reclassification adjustments on the face of the financial statement in which comprehensive income is reported or disclosure in the notes to the financial statements remain applicable. The amendments in this accounting standard update were effective for fiscal years and interim periods within those years beginning after December 15, 2011. We do not expect the adoption of this guidance will have a material impact on our financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standards update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also update previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update were effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect the adoption of this guidance will have a material impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05 to increase the prominence of other comprehensive income in the financial statements. This accounting standards update provides that an entity that reports items of other comprehensive income either as a continuous single statement of comprehensive income containing two sections — net income and other comprehensive income or in two separate but consecutive statements. This accounting standard update was effective for fiscal years and interim periods within those years beginning after December 15, 2011. We do not expect the adoption of this guidance will have a material impact on our financial statements.

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

Comparison of the year ended December 31, 2011 versus the year ended December 31, 2010 and of the year ended December 31, 2010 versus the year ended December 31, 2009

The following table sets forth selected financial data (in thousands) and percentages of revenue for the periods presented:

	Year Ended December 31, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
	Dollars (in thousands)	Percentage of Revenue	Dollars (in thousands)	Percentage of Revenue	Dollars (in thousands)	Percentage of Revenue
Revenue	$1,286,973	100.0%	$1,013,272	100.0%	$917,168	100.0%
Cost of revenue	1,162,161	90.3%	917,529	90.6%	825,587	90.0%

Gross profit	124,812	9.7%	95,743	9.4%	91,581	10.0%
Selling, general and administrative	87,153	6.7%	75,315	7.4%	66,973	7.3%
Depreciation and amortization	4,842	0.4%	4,323	0.4%	4,283	0.5%

Total operating expenses	91,995	7.1%	79,638	7.9%	71,256	7.8%

Operating income	32,817	2.5%	16,105	1.6%	20,325	2.2%
Other expense, net	25,474	2.0%	18,362	1.8%	10,288	1.1%

Income (loss) before provision for income taxes	7,343	0.6%	(2,257)	(0.2)%	10,037	1.1%
Provision for income taxes	3,162	0.2%	1,393	0.1%	2,844	1.1%

Net income (loss)	$4,181	0.3%	$(3,650)	(0.4)%	$7,193	0.8%

Revenue. Revenue increased $273.7 million, or 27.0%, to $1,287.0 million for the year ended December 31, 2011, from $1,013.3 million for the year ended December 31, 2010. Our revenue growth was driven by the increased demand for our products throughout Latin America and the Caribbean combined with our efforts to grow and diversify our product offerings. Revenue growth was driven primarily by the increase in sales of mobile devices of $165.6 million due to new contracts with mobile device manufacturers, CPUs of $30.9 million, basic “white-box” systems of $19.6 million, software of $15.7 million, notebook computers of $14.8 million and printers of $6.3 million, offset by the decrease in sales of memory products, hard disk drives, monitors and motherboards. We experienced an 11.2% increase in unit shipments across our core product lines, which excludes mobile devices, for the year ended December 31, 2011, as compared to the same period in 2010. We experienced a 2.8% decrease in average sales prices across the same core products for the year ended December 31, 2011, as compared to the same period in 2010. Revenue derived from our In-country Operations increased $101.6 million, or 12.7%, to $898.4 million for the year ended December 31, 2011, from $796.8 million for the year ended December 31, 2010. Revenue derived from our In-country Operations accounted for 69.8% of our total revenue for the year ended December 31, 2011, as compared to 78.6% of our total revenue for the year ended December 31, 2010. The growth in revenue from our In-country Operations was mainly driven by the overall increase in sales in El Salvador, Colombia, Guatemala, Peru, Ecuador, Panama and Uruguay. This growth was driven by the increased sales volume of mobile devices, basic “white-box” systems, notebook computers, software and printers. Revenue derived from our Miami Operations increased $172.1 million, or 79.5%, to $388.6 million for the year ended December 31, 2011 (net of $346.6 million of revenue derived from sales to our In-country Operations) from $216.5 million for the year ended December 31, 2010 (net of $275.6 million of revenue derived from sales to our In-country Operations). The growth in revenue derived from our Miami Operations reflected the increased sales volume of mobile devices, CPUs, software, basic “white-box” systems and motherboards.

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

Gross profit. Gross profit increased $29.1 million, or 30.4%, to $124.8 million for the year ended December 31, 2011, from $95.7 million for the year ended December 31, 2010. The increase was primarily driven by higher sales volume in both our In-country Operations and our Miami Operations coupled with improved margins in our In-country Operations. Gross profit from our In-country Operations increased $9.9 million, or 14.8%, to $76.8 million for the year ended December 31, 2011, from $66.8 million for the year ended December 31, 2010. The improvement in gross profit from our In-country Operations was driven by the increase in sales volume of basic “white-box” systems, notebook computers, software and printers, particularly in El Salvador, Colombia, Guatemala, Peru and Ecuador, partially offset by the decreased sales of memory products, hard disk drives and monitors. Gross profit from our In-country Operations accounted for 61.5% of our consolidated gross profit for the year ended December 31, 2011, as compared to 69.8% for the year ended December 31, 2010. Gross profit from our Miami Operations increased $19.2 million, or 66.3%, to $48.1 million for the year ended December 31, 2011, as compared to $28.9 million for the year ended December 31, 2010. The improvement in gross profit from our Miami Operations was driven by the increased sales volume of mobile devices, CPUs, basic “white-box” systems, software and motherboards, partially offset by the decreased sales of memory products, hard disk drives, monitors, notebook computers and printers. As a percentage of revenue, gross margin was 9.7% for the year ended December 31, 2011, as compared to 9.4% for the year ended December 31, 2010.

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

Operating expenses. Total operating expenses increased $12.4 million, or 15.5% to $92.0 million for the year ended December 31, 2011, as compared to $79.6 million for the year ended December 31, 2010. Excluding the effects of strengthening foreign currencies, the increase in operating expenses resulted from higher salary and payroll-related expenses of $6.1 million, of which $1.3 million related to severance expenses incurred in our In-country operations in Argentina, Chile, Guatemala, Mexico, Panama, Peru and in our Miami Operations, facilities-related expenses of $1.4 million, bad debt expense of $0.9 million and marketing and advertising expense of $0.6 million. The increase in operating expenses resulted from the effects of strengthening currencies totaling $1.3 million primarily in Chile, Colombia, Costa Rica, Guatemala and Mexico. As a percentage of revenue, operating expenses decreased to 7.1% of revenue for the year ended December 31, 2011, as compared to 7.9% for the year ended December 31, 2010. As a percentage of total operating expenses, salary and payroll-related expenses increased to 54.3% of total operating expenses for the year ended December 31, 2011, as compared to 54.1% for the year ended December 31, 2010. Operating expenses from our In-country Operations increased $6.9 million, or 13.2% to $58.9 million for the year ended December 31, 2011, as compared to $52.0 million for the year ended December 31, 2010. Excluding the effects of strengthening foreign currencies, the increase in operating expenses from our In-country Operations resulted from higher salary and payroll-related expenses of $4.1 million, of which $1.0 million related to severance payments, and facilities-related expenses of $0.9 million. The increase in operating expenses from our In-country Operations resulted from the effects of the strengthening currencies of $1.3 million primarily in Chile, Colombia, Costa Rica, Guatemala and Mexico. Operating expenses from our Miami Operations increased $5.5 million, or 19.9%, to $33.1 million for the year ended December 31, 2011, as compared to $27.6 million for the year ended December 31, 2010, due to the higher salary and payroll-related expenses of $1.9 million, of which $0.3 million related to severance expenses, bad debt expense of $0.4 million, marketing and advertising expenses of $0.7 million and facilities-related expenses of $0.6 million.

Total operating expenses increased $8.4 million, or 11.8%, to $79.6 million for the year ended December 31, 2010, from $71.3 million for the year ended December 31, 2009. As a percentage of revenue, operating expenses remained steady at 7.8% of revenue for the years ended December 31, 2010 and 2009. The increase in operating expenses resulted from higher salary and payroll-related expenses of $5.6 million, expenses related to our 2009 proposed IPO transaction of $0.5 million, office, warehouse, building and occupancy expenses of $1.2 million and the effects of strengthening currencies of $2.6 million, primarily in Chile, Colombia and Mexico, partially offset by the decrease in bad debt expense of $2.5 million. As a percentage of total operating expenses, salary and payroll-related expenses increased to 54.1% of total operating expenses for the year ended December 31, 2010, as compared to 52.6% for the year ended December 31, 2009. Operating expenses from our In-country Operations increased $5.3 million, or 11.3% to $52.0 million for the year ended December 31, 2010, from $46.7 million for the year ended December 31, 2009. The increase resulted from higher salary and payroll-related expenses of $4.5 million and office, warehouse, building and occupancy expenses of $0.9 million, offset by the decrease in bad debt expense of $2.9 million. Excluding the effects of the strengthening currencies, operating expenses from our In-country Operations, excluding depreciation and amortization would have increased $2.9 million for the year ended December 31, 2010, as compared to the same period in 2009, due mainly to the higher salary and payroll-related expenses in Chile, Colombia, Costa Rica, Mexico, Peru and Uruguay. Operating expenses from our Miami Operations increased $3.1 million, or 12.6%, to $27.6 million for the year ended December 31, 2010, as compared to $24.5 million for the year ended December 31, 2009, due to the higher salary and payroll-related expenses of $1.1 million and the increase in bad debt expense of $0.5 million.

Operating income. Operating income increased $16.7 million, or 103.8%, to $32.8 million for the year ended December 31, 2011, from $16.1 million for the year ended December 31, 2010, due to the higher sales volumes of primarily mobile devices, improved gross profit and expense containment efforts. Operating income from our In-country Operations increased $3.0 million, or 20.6%, to $17.9 million for the year ended December 31, 2011, from $14.8 million for the year ended December 31, 2010. Operating income from our Miami Operations increased $13.7 million to $14.9 million for the year ended December 31, 2011, from $1.3 million for the year ended December 31, 2010.

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

Other expense, net. Other expense, net increased $7.1 million, or 38.7%, to $25.5 million for the year ended December 31, 2011, from $18.4 million for the year ended December 31, 2010. The increase in other expense, net was primarily attributable to foreign exchange losses of $5.5 million, primarily in Chile, Colombia and Mexico, during the year ended December 31, 2011, as compared to foreign exchange gains of $2.0 million during the same period in 2010.

Other expense, net increased $8.1 million, or 78.5%, to $18.4 million for the year ended December 31, 2010, from $10.3 million for the year ended December 31, 2009. The increase in other expense, net was primarily attributable to the higher interest expense of $3.4 million related to the 13 1/4% Senior Notes that were issued concurrent with the redemption and cancellation on December 22, 2009 of our prior 11 3/4% Senior Notes. The increase in other expense, net was also due to the absence of the $4.4 million gain on the repurchase of $7.1 million of our 11 3/4% Senior Notes at substantial discounts to their face amount during the year ended December 31, 2009. Foreign exchange gains decreased $1.1 million, to $2.0 million, for the year ended December 31, 2010, from $3.1 million for the year ended December 31, 2009, due primarily to foreign currency forward and option collar contract losses. The increase in other expense, net was partially offset by the $0.4 million collected related to the business interruption insurance recovery in Chile in the third quarter of 2010.

Provision for income taxes. Provision for income taxes increased $1.8 million to $3.2 million for the year ended December 31, 2011, from $1.4 million for the year ended December 31, 2010. The increase was due to the higher taxable earnings in our In-country Operations, primarily Chile, Guatemala, El Salvador and Costa Rica and partially reduced by decreased levels of valuation allowances recorded against U.S. NOLs.

Provision for income taxes decreased $1.5 million, or 51.0%, to $1.4 million for the year ended December 31, 2010, from $2.8 million for the year ended December 31, 2009. The decrease was due to lower taxable earnings partially offset by the additional $5.9 million valuation allowance recorded in the U.S. against its NOLs.

Net income (loss). Net income was $4.2 million for the year ended December 31, 2011, as compared to net loss of $3.7 million for the year ended December 31, 2010.

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

Our cash and cash equivalents were $25.7 million as of December 31, 2011, as compared to $28.9 million as of December 31, 2010. The decrease in cash and cash equivalents was primarily attributable to the increase in inventories, offset by the net cash received from the Brightpoint Transaction and the increase in our lines of credit borrowings during the year ended December 31, 2011. Our working capital increased to $121.3 million as of December 31, 2011, as compared to $104.4 million as of December 31, 2010, primarily as a result of the increase in inventories of $58.7 million and the increase in accounts receivable of $21.0 million, partially offset by the increase in accounts payable of $61.3 million for the year ended December 31, 2011. We believe our existing cash and cash equivalents, as well as any cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Changes in Financial Condition

The following table summarizes our cash flows for the periods presented:

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Cash flows used in operating activities	$(19,974)	$(174)	$(4,357)
Cash flows used in investing activities	(2,369)	(4,159)	(2,417)
Cash flows provided by financing activities	19,573	6,460	11,270
Effect of foreign currency exchange rate changes on cash and cash equivalents	(390)	(494)	394

Net (decrease) increase in cash and cash equivalents	$(3,160)	$1,633	$4,890

Cash flows from operating activities. Our cash flows from operating activities resulted in a requirement of $20.0 million for the year ended December 31, 2011, as compared to a requirement of $0.2 million for the year ended December 31, 2010. The change was primarily driven by the growth in inventories, net of the increases in accounts payable of $12.0 million, trade accounts receivable of $4.6 million, notes receivable of $9.3 million and prepaid expenses and other of $4.0 million all due to the overall revenue growth in 2011 compared to 2010.

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

Cash flows from investing activities. Our cash flows from investing activities resulted in a requirement of $2.4 million for the year ended December 31, 2011, as compared to a requirement $4.2 million during the year ended December 31, 2010. The change was primarily a result of the absence of capital expenditures related to the implementation of Sentai, our company-wide ERP management and financial accounting system in our operations in Mexico and the server upgrade in our Miami Operations during the year ended December 31, 2010. Acquisition of business reflects the net cash impact of the Brightpoint strategic transaction closed in April 2011 and the subsequent collection on the working capital adjustment in October 2011.

Our cash flows from investing activities resulted in a requirement of $4.2 million for the year ended December 31, 2010, as compared to $2.4 million for the year ended December 31, 2009. This requirement was primarily driven by the completion of the implementation of Sentai, the server upgrades in our Miami Operations.

Cash flows from financing activities. Our cash flows from financing activities resulted in a generation of $19.6 million for the year ended December 31, 2011, as compared to a generation of $6.5 million for the year ended December 31, 2010. The change was primarily due to higher borrowings under our lines of credit primarily by our In-country Operations during the year ended December 31, 2011, as compared to the same period in 2010, combined with the $15.0 million cash received from the shares issued in connection with the Brightpoint Transaction in April 2011, partially offset by the redemption of $5.0 million of our New 13  1/4% Senior Notes in arm’s length transactions.

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

Working Capital Management

The successful management of our working capital needs is a key driver of our growth and cash flow generation. The following table sets forth certain information about the largest components of our working capital: our trade accounts receivable, inventories and accounts payable:

	As of December 31,
	2011	2010	2009
	(Dollars in thousands)
Balance sheet data:
Trade accounts receivable, net of allowance	$137,921	$116,888	$100,238
Inventories	169,138	110,390	95,185
Accounts payable	208,409	147,129	117,216

Other data:
Trade accounts receivable days (1)	39.1	42.1	39.9
Inventory days (2)	53.1	43.9	42.1
Accounts payable days (3)	(65.5)	(58.5)	(51.8)

Cash conversion cycle days (4)	26.7	27.5	30.2

(1)	Trade accounts receivable days is defined as our consolidated trade accounts receivable (net of allowance for doubtful accounts) as of the last day of the period divided by our consolidated revenue for such period times 365 days for the years ended December 31, 2011, 2010 and 2009. Our consolidated trade accounts receivable for our In-country Operations include value added tax at a rate of between 5% and 27% (depending on the country). The exclusion of such value added tax would result in lower trade accounts receivable days.
(2)	Inventory days is defined as our consolidated inventory as of the last day of the period divided by our consolidated cost of goods sold for such period times 365 days for the years ended December 31, 2011, 2010 and 2009.
(3)	Accounts payable days is defined as our consolidated accounts payable as of the last day of the period divided by our consolidated cost of goods sold for such period times 365 days for the years ended December 31, 2011, 2010 and 2009.
(4)	Cash conversion cycle is defined as our trade accounts receivable days plus inventory days less accounts payable days.

Cash conversion cycle days. One measurement we use to monitor working capital is the cash conversion cycle, which measures the number of days to convert trade accounts receivable and inventory, net of accounts payable, into cash. Our cash conversion cycle decreased to 26.7 days as of December 31, 2011, from 27.5 days as of December 31, 2010. Trade accounts receivable days decreased to 39.1 days as of December 31, 2011, from 42.1 days as of December 31, 2010. Inventory days increased to 53.1 days as of December 31, 2011, from 43.9 days as of December 31, 2010, due to growth in our on-hand inventory levels primarily in our In-country Operations, mostly Chile, Colombia, Guatemala and Peru, and, to a lesser extent, mobile wireless devices in our Miami Operations. Accounts payable days increased to 65.5 days as of December 31, 2011, as compared to 58.5 days as of December 31, 2010, due to the increase in inventory-related payables, primarily for mobile wireless devices.

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

Trade accounts receivable. We principally sell products to a large base of third-party distributors, resellers and retailers throughout Latin America and the Caribbean and to other Miami-based exporters of IT products to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No one customer accounted for more than 2.5% of our revenue for the year ended December 31, 2011, 2010 and 2009. We provide trade credit to our customers in the normal course of business. The collection of a substantial portion of our receivables is susceptible to changes in Latin America and Caribbean economies and political climates. We monitor our exposure for credit losses and maintain allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting our industry. The financial condition of our customers and the related allowance for doubtful accounts is continually reviewed by management.

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

Capital Expenditures and Investments

Capital expenditures decreased to $3.4 million for the year ended December 31, 2011, as compared to $4.2 million for the year ended December 31, 2010. The decrease was primarily a result of the absence of the expenditures related to the implementation of Sentai, our company-wide ERP management and financial accounting system.

Capital expenditures increased to $4.2 million for the year ended December 31, 2010, as compared to $2.5 million for the year ended December 31, 2009. The increase was primarily driven by the capital expenditures related to the final implementation and integration of our ERP management and financial accounting system in our operations in Mexico.

Capital expenditures decreased to $2.5 million for the year ended December 31, 2009, as compared to $6.1 million for the year ended December 31, 2008. The decrease was primarily driven by absence of capital expenditures related to the new facilities in Costa Rica and Peru and the implementation costs of our ERP management and financial accounting system.

Our future capital requirements will depend on many factors which will affect our ability to generate additional cash, including the timing and amount of our revenues, the timing and extent of spending to support our product offerings and introduction of new products, the continuing market acceptance of our products and our investment decisions. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for the foreseeable future. Thereafter, if cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may seek additional funding through bank borrowings or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all. We anticipate that capital expenditures will be approximately $3.5 million per year over the next few years, as we have no further facility expansion needs. We have an option to purchase the office and warehouse facility located in Mexico City, Mexico, which we currently lease, prior to December 31, 2013, the option termination date. If we exercise this option, our capital expenditures will increase by $3.0 million in the year of exercise.

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

As of December 31, 2011 and December 31, 2010, the total amounts outstanding under our lines of credit, overdraft and credit facilities were $31.8 million and $21.3 million, respectively, of which $14.5 million and $16.9 million, respectively related our Miami Operations and $17.3 million and $4.4 million, respectively related to our In-country Operations. The increase in the outstanding balance is primarily attributed to the increased borrowing by our In-country Operations.

As of December 31, 2011 and December 31, 2010, the total amounts available under our lines of credit, overdraft and credit facilities were $39.1 million and $23.8 million, respectively, of which $15.5 and $13.1, respectively related to our Miami Operations and $23.6 and $10.7 related to our In-country Operations.

SBA Miami—PNC Bank Revolving Credit Facility

On July 25, 2011, Software Brokers of America, Inc., or SBA, terminated the Comerica Credit Facility and, collectively with its consolidated subsidiaries, replaced it with a revolving credit and security agreement with PNC Bank, or the PNC Credit Facility. On July 26, 2011, with proceeds from the PNC Credit Facility, SBA paid the remaining balance outstanding under the Comerica Credit Facility of $15.1 million and had no outstanding borrowings under the Comerica Credit Facility. The PNC Credit Facility provides for a secured revolving credit facility in the aggregate amount of $30.0 million, including standby letters of credit commitments in an aggregate undrawn face amount of up to $3.0 million. The borrowing capacity under the PNC Credit Facility is based upon 85.0% of eligible accounts receivable, plus the lesser of: (i) 60.0% of eligible domestic inventory; (ii) 90% of the liquidation value of eligible inventory; or (iii) $16.5 million. The PNC Credit Facility has a three-year term and is scheduled to mature on July 25, 2014. SBA’s obligations under the PNC Credit Facility are secured by a first priority lien on of its assets. We entered into a guaranty agreement with PNC Bank to guarantee the performance of SBA’s obligations under the PNC Credit Facility. SBA will use the PNC Credit Facility for working capital, capital expenditures and general corporate purposes.

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

The PNC Credit Facility contains provisions requiring us and SBA to maintain compliance with minimum consolidated fixed charge coverage ratios each not less than 1.00 to 1.00 for us and 1.10 to 1.00 for SBA, in each case, for the four quarter period ending December 31, 2011 and as of the end of each fiscal quarter thereafter. The PNC Credit Facility is subject to several customary covenants and certain events of default, including, but not limited to, non-payment of principal or interest on obligations when due, violation of covenants, creation of liens, breaches of representations and warranties, cross default to certain other indebtedness, bankruptcy events and change of ownership or control. In addition, the PNC Credit Facility contains a number of covenants that, among other things, restrict SBA’s ability to: (i) incur additional indebtedness; (ii) make certain capital expenditures; (iii) guarantee certain obligations; (iv) create or allow liens on certain assets; (v) make investments, loans or advances; (vi) pay dividends, make distributions or undertake stock and other equity interest buybacks; (vii) make certain acquisitions; (viii) engage in mergers, consolidations or sales of assets; (ix) use the proceeds of the revolving credit facility for certain purposes; (x) enter into transactions with affiliates in non-arms’ length transactions; (xi) make certain payments on subordinated indebtedness; and (xii) acquire or sell subsidiaries.

As of December 31, 2011, SBA’s outstanding draws and against the PNC Credit Facility were $14.5 million, net of $1.5 million of excess cash in bank, and there were no outstanding undrawn stand-by letters of credit. As of December 31, 2011, we and SBA were in compliance with all of the covenants and restrictions under the PNC Credit Facility.

On January 25, 2012, SBA together with its consolidated subsidiaries executed a first amendment to the PNC Credit Facility, or the PNC Credit Facility Amendment, increasing the maximum amount available for borrowing under the facility from $30.0 million to $50.0 million, including standby letters of credit commitments in an aggregate undrawn face amount of up to $3.0 million. The PNC Credit Facility Amendment also increased the monthly collateral evaluation fee, the annual facility fee of the unused commitment amount from 0.25% to 0.375% and the inventory cap from $16.5 million to $25.0 million. As of March 13, 2012, we have not yet satisfied certain conditions to borrow the maximum amount of the additional $20.0 million available under this facility.

SBA – Comerica Bank Senior Secured Revolving Credit Facility

On December 22, 2009, SBA closed the senior secured revolving credit facility with Comerica Bank, or the Comerica Credit Facility, pursuant to SBA and Comerica Bank’s commitment letter dated October 23, 2009, replacing the previous revolving credit facility with a three-year revolving credit facility maturing in January 2013. The replacement was contingent upon our refinancing of our Prior 11 3/4% Senior Notes and other conditions, all of which have been met. On July 25, 2011, SBA terminated the Comerica Credit Facility and replaced it with the PNC Bank Facility. As of December 31, 2010, the aggregate size of the Senior Secured Revolving Credit Facility was $30.0 million, including letter of credit commitments of $0.2 million, and a capital expenditures limit of $1.0 million.

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

In connection with the Original 13 1/4% Senior Notes Offering, our company and certain of our subsidiaries that guaranteed our obligations, or the Guarantors under the indenture governing our Prior 11 3/4% Senior Notes, or the 11 3/4% Senior Notes Indenture, entered into an indenture, or the 13 1/4% Senior Notes Indenture with The Bank of New York Mellon Trust Company, N.A., or the Trustee. Our obligations under the Original 13 1/4% Senior Notes and the Guarantors’ obligations under the guarantees were secured on a second priority basis by a lien on 100% of the capital stock of certain of ours and each Guarantor’s directly owned domestic restricted subsidiaries; 65% of the capital stock of ours and each Guarantor’s directly owned foreign restricted subsidiaries; and substantially all the assets of SBA, to the extent that those assets secure the Comerica Credit Facility with Comerica Bank, subject to certain exceptions.

On February 8, 2011, we commenced the exchange offer for all of our outstanding Original 13 1/4% Secured Notes not registered under the Securities Act of 1933, for an equal principal amount of 13 1/4% Second Priority Senior Secured Notes due 2014, which have been registered under the Securities Act of 1933, or the New 13 1/4% Secured Notes. The exchange offer was scheduled to expire on March 9, 2011 and was extended until March 11, 2011. We accepted for exchange all of the $120.0 million aggregate principal amount of the Original 13  1/4% Senior Notes, representing 100% of the principal amount of the outstanding Original 13  1/4% Senior Notes, which were validly tendered and not withdrawn.

Subject to certain requirements, we were required to redeem $5.0 million aggregate principal amount of the New 13 1/4% Senior Notes on December 15, 2011 and are required to redeem $5.0 million aggregate principal amount of the New 13 1/4% Senior Notes on December 15, 2012 and $10.0 million aggregate principal amount of the 13 1/4% Senior Notes on December 15, 2013, at a redemption price equal to 100% of the aggregate principal amount of the New 13 1/4% Senior Notes to be redeemed, plus accrued and unpaid interest to the redemption date subject to certain requirements. We may redeem the New 13 1/4% Senior Notes, in whole or in part, at any time prior to December 15, 2012 at a price equal to 100% of the aggregate principal amount of the New 13 1/4% Senior Notes plus a “make-whole” premium of 6.625% of the principal amount for any redemptions between December 15, 2012 and December 14, 2013. At any time prior to December 15, 2012, we may redeem up to 35% of the aggregate principal amount of the New 13 1/4% Senior Notes with the net cash proceeds of certain equity offerings. In addition, at our option, we may redeem up to 10% of the original aggregate principal amount of the New 13 1/4% Senior Notes from time to time prior to December 15, 2012, but no more than once in any 12-month period at $103.00 of the aggregate principal amount of the New 13 1/4% Senior Notes. We will be required to redeem up to 35% of the aggregate principal amount of the New 13 1/4% Senior Notes if an initial public offering occurs on or prior to December 15, 2012 at a price equal to 113.25% of the principal amount of the New 13 1/4% Senior Notes.

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

The New 13 1/4% Senior Notes contain a single restrictive covenant. We must maintain a consolidated fixed charges coverage ratio not to exceed 4.75 to 1.00. Our failure to comply with the restrictive covenant could result in an event of default, which, if not cured or waived, could result in either of us having to repay our respective borrowings before their respective due dates. If we are forced to refinance these borrowings on less favorable terms, our results of operations or financial condition could be harmed. In addition, if we are in default under any of our existing or future debt facilities, we also will not be able to borrow additional amounts under those facilities to the extent they would otherwise be available. As of December 31, 2011 and December 31, 2010, we had a consolidated fixed charges coverage ratio of 2.9 to 1.00 and 4.11 to 1.00, respectively.

On June 15, 2011 and December 15, 2011, we made mandatory semi-annual interest payments of $8.0 million and $7.6 million, on our New 13 1/4% Senior Notes. On June 15 and December 15, 2010, we made mandatory semi-annual interest payments of $7.6 million and $8.0 million, respectively, on our Original 13 1/4% Senior Notes.

On September 14, September 27 and November 10, 2011, we purchased $2.1 million, $1.8 and $1.1 million, respectively, (an aggregate of $5.0 million) of our New 13 1/4% Senior Notes in arm’s length transactions, at 98.25, 97.50 and 96.50, respectively, of face value plus accrued interest and recognized a gain on the redemption of the New 13 1/4% Senior Notes of $121 for the year ended December 31, 2011. During the year ended December 31, 2010, we did not purchase any of our senior notes.

As of December 31, 2011, the carrying value of the $115.0 million principal amount of the remaining outstanding New 13 1/4% Senior Notes was $110.9 million. As of December 31, 2010, the carrying value of the $120.0 million principal amount of the Original 13 1/4% Senior Notes was $114.7 million. As of December 31, 2011 and 2010, we were in compliance with all of the covenants and restrictions under the New 13 1/4% Senior Notes and Original 13 1/4% Senior Notes, respectively.

Off-Balance Sheet Arrangements

We have agreements with unrelated third parties to factor specific accounts receivable in several of our In-country Operations. The factoring is treated as a sale in accordance with FASB ASC 860, Transfers and Servicing, and is accounted for as an off-balance sheet arrangement. Proceeds from the transfers reflect the face value of the account less a discount, which is recorded as a charge to interest expense in our consolidated statements of operations in the period the sale occurs. Net funds received are recorded as an increase to cash and a reduction to accounts receivable outstanding in our consolidated balance sheets. We report the cash flows attributable to the sale of receivables to third parties and the cash receipts from collections made on behalf of and paid to third parties, on a net basis as trade accounts receivables in cash flows from operating activities in our consolidated statement of cash flows.

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

Restricted Stock Grant Agreement

On April 1, 2011, we adopted a basic employee membership restricted stock grant agreement compensation plan for eligible employees to receive compensation in the form of restricted shares of Common Stock. As of December 31, 2011, there were no shares of Common Stock granted or issued under this plan.

Certificate of Incorporation Amendment

On April 19, 2011, we amended our certificate of incorporation pursuant to which each outstanding share of Class B non-voting common stock was automatically converted into one share of voting common stock. As of the filing of such amendment, we no longer have any shares of Class B, no-voting common stock authorized or issued or outstanding.

Brightpoint Transaction

On April 19, 2011, we and two of our subsidiaries, Intcomex Colombia and Intcomex Guatemala, completed an investment agreement to purchase certain assets consisting of certain of its Latin American operations, excluding certain legacy business in Puerto Rico, and equity, or the Acquired Assets, from Brightpoint. Pursuant to such agreement, we issued an aggregate of 38,769 shares of our Common Stock to Brightpoint Latin America. Effectively, the Brightpoint Transaction was comprised of two transactions: (1) the sale of 25,846 shares of Common Stock for $15.0 million in cash; and, (2) the acquisition of certain assets and liabilities of the Brightpoint Latin America operations and the equity associated with the Brightpoint Latin America Operations, in exchange for 12,923 shares of Common Stock valued at $7.5 million plus $0.2 million cash, net, at closing. Additionally, the acquisition of the Brightpoint Latin America Operations provided for a working capital adjustment to be settled in cash.

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

Contractual Obligations

The following table summarizes our contractual obligations and the payments due on such obligations as of December 31, 2011:

	Payments Due by Period (Dollars in millions)
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	5 Years
Debt obligations(1)	$147.8	$37.4	$110.4	$—	$—
Interest on debt obligations(2)	42.4	15.2	27.2	—	—
Operating lease obligations	29.2	3.7	7.7	4.0	13.8

Total	$219.4	$56.3	$145.3	$4.0	$13.8

(1)	Debt obligations include our short and long term debt principal and the $4.1 million original issue discount remaining related to the issuance of our New 13 1/4% Senior Notes.
(2)	Interest on debt obligations is calculated assuming no early prepayment or redemption.

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

Accounts Receivable. We provide allowances for doubtful accounts on our accounts receivable for estimated losses resulting from our customers’ inability to make required payments due to changes in our customers’ financial condition or other unanticipated events, which could result in charges for additional allowances exceeding our expectations. These estimates require judgment and are influenced by factors including, but not limited to the following: the large number of customers and their dispersion across wide geographic areas; the fact that no single customer accounted for 2.5% or more of our revenue; the continual credit evaluation of our customers’ financial condition; the aging of our customers’ receivables, individually and in the aggregate; the value and adequacy of credit insurance coverage; the value and adequacy of collateral received from our customers (in certain circumstances); our historical loss experience; and increases in credit risk due to an economic downturn resulting in our customers’ inability to obtain capital. Uncollectible accounts are written-off against the allowance on an annual basis.

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

Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-12, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities which enhances disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either offset in accordance with either Section 210-20-45 or 815-10-45 or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or 815-10-45. This update is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We do not expect the adoption of this guidance will have a material impact on our financial statements

In May 2011, the FASB and International Accounting Standards Board issued a new accounting standard that amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This accounting standard does not extend the use of fair value accounting but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards. This standard is effective beginning with the quarter ending April 30, 2012. We do not expect the adoption of this guidance will have a material impact on our financial statements

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments in this update defer certain provisions of ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), including the requirement to present reclassified adjustments separately with their respective components of net income and other comprehensive income. During the deferral period, the existing requirements for reclassification adjustments on the face of the financial statement in which comprehensive income is reported or disclosure in the notes to the financial statements remain applicable. The amendments in this accounting standard update were effective for fiscal years and interim periods within those years beginning after December 15, 2011. We do not expect the adoption of this guidance will have a material impact on our financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standards update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also update previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update were effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect the adoption of this guidance will have a material impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05 to increase the prominence of other comprehensive income in the financial statements. This accounting standards update provides that an entity that reports items of other comprehensive income either as a continuous single statement of comprehensive income containing two sections — net income and other comprehensive income or in two separate but consecutive statements. This accounting standard update was effective for fiscal years and interim periods within those years beginning after December 15, 2011. We do not expect the adoption of this guidance will have a material impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign exchange risk

Our principal market risk relates to foreign exchange rate sensitivity, which is the risk related to fluctuations of local currencies in our in-country markets, as compared to the U.S. dollar. We periodically engage in foreign currency derivative instruments when available and when doing so is not cost prohibitive. In periods when we do not, foreign currency fluctuations may adversely affect our results of operations, including our gross and operating margins. As of December 31, 2011, our foreign currency forward contracts with a notional amount of $9.4 million had a fair value of $0.1 million. As of December 31, 2010, we did not have any derivative instruments outstanding.

A significant portion of our revenues from our In-country Operations is invoiced in currencies other than the U.S. dollar, even though prices for IT products in our in-country markets are based on U.S. dollar amounts. For the years ended December 31, 2011, 2010 and 2009, 44.4%, 45.3% and 43.6% , respectively, of our total revenue was invoiced in currencies other than the U.S. dollar. In addition, a significant majority of our cost of revenue is driven by the pricing of products in U.S. dollars. As a result, our gross profit and gross margins will be affected by fluctuations in foreign currency exchange rates. In addition, a significant amount of our in-country operating expenses are denominated in currencies other than the U.S. dollar. For the years ended December 31, 2011, 2010 and 2009, 57.3%, 53.8% and 52.8%, respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. As a result, our operating expenses and operating margins will be affected by fluctuations in foreign currency exchange rates.

In most markets, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, we invoice in local currency. Foreign currency fluctuations in these markets will impact our results of operations, both through foreign currency transactions and through the remeasurement of the financial statements into U.S. dollars. In the case of foreign currency transactions, inventory is initially recorded in the books and records of each of our In-country Operations in the local currency at the exchange rate in effect on the date the inventory is received. When a sale of this inventory is made by our In-country Operations, it is invoiced and recorded in the books and records in the local currency based on the U.S. dollar price converted at the exchange rate in effect on the date of sale. As a result, the appreciation of a local currency in one of these markets between the time that inventory is purchased and the time it is sold could have a marginal impact on our gross profit in U.S. dollar terms, thereby impacting our gross margins. In these cases, the settlement of the initial payable owed to a vendor (including, in many cases, our Miami Operations) results in a foreign exchange loss (gain), which is included in foreign exchange loss (gain) in our consolidated statements of operations and which effectively offsets, in part, the reduction in gross profit. Conversely, the weakening of a local currency in one of these markets will have the opposite effect from those described above on our gross profit and gross margins.

The U.S. dollar is the functional currency in the preparation of our consolidated financial statements in each of our In-country Operations, except in Mexico where the functional currency is the Mexican Peso. In most of our In-country Operations, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, our books and records are prepared in currencies other than the U.S. dollar. Remeasurement into the U.S. dollar is required for the preparation of our consolidated financial statements and will impact our results of operations. Remeasurement of our operating expenses is performed using an appropriately weighted-average exchange rate for the period. For periods where the local currency has appreciated relative to the U.S. dollar, the remeasurement increases the U.S. dollar amount of our operating expenses, thereby adversely impacting our operating margins. Conversely, the weakening of a local currency in one of these markets will have the opposite effect from those described above on operating expenses and operating margins. For example, we estimate that a one percent weakening or strengthening of the U.S. dollar against these local currencies would have increased or decreased our selling, general and administrative expenses by approximately $0.5 million, $0.4 million and $0.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Remeasurement of our monetary assets and liabilities is performed using exchange rates at the balance sheet date, with the changes being recognized in foreign exchange loss (gain) in our consolidated statements of operations.

In Ecuador, El Salvador and Panama, all of our transactions are conducted in U.S. dollars and all of our financial statements are prepared using the U.S. dollar, and therefore, foreign exchange fluctuations do not directly impact our results of operations.

We believe that our broad geographical scope reduces our exposure to the risk of significant and sustained currency fluctuations in any of our Latin American or Caribbean markets. In addition, a relatively small portion of the sales from our In-country Operations in Argentina, Chile, Costa Rica, Peru and Uruguay can be invoiced, at the election of certain of our customers, in U.S. dollars, thereby reducing the overall impact of fluctuations in foreign currency exchange rates in these countries. In addition, from time to time, in Chile, Guatemala and Peru, we reduce our exposure to the risk of currency devaluation by drawing on a local currency-denominated line of credit to acquire U.S. dollars.

If there are large and sustained devaluations of local currencies, many of our products can become more expensive in local currencies which could result in our customers having difficulty paying those invoices and, in turn, resulting in decreases in revenue. Moreover, such devaluations may adversely impact demand for our products because our customers may be unable to afford them. In these circumstances, we will usually offer a repayment plan for an affected customer, which in our experience has usually resulted in successful collection. In addition, other than accounts receivable owed by affiliates, substantially all of our Miami Operations’ foreign accounts receivable are insured by a worldwide credit insurance company. The policy’s aggregate limit is $25.0 million with an aggregate deductible of $1.0 million; the policy expires on August 31, 2012. In addition, 10% or 20% buyer coinsurance provisions apply, as well as sub-limits in coverage on a per-buyer and on a per-country basis. The policy also covers certain large, local companies in Argentina, Costa Rica, El Salvador, Guatemala, Jamaica and Peru. Our In-country Operations in Chile insures certain customer accounts with a credit insurance company in Chile; the policy expires on October 31, 2012.

It is our policy not to enter into foreign currency transactions for speculative purposes.

Interest rate risk

We are also exposed to market risk related to interest rate sensitivity, which is the risk that future changes in interest rates may affect our net income or our net assets. Given that a majority of our debt is a fixed rate obligation, we do not believe that we have a material exposure to interest rate fluctuations. As of December 31, 2011, assuming SBA’s $30.0 million floating rate revolving credit facility with PNC Bank was fully drawn for the entire year, a 1.0% (100 basis points) increase (or decrease) in the U.S. prime lending rate would result in $300,000 increase (or decrease) in our current expense for the year.

It is our policy not to enter into interest rate transactions for speculative purposes.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BDO USA, LLP

Intcomex, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Intcomex, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intcomex, Inc. and Subsidiaries at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Miami, Florida	/s/ BDO USA, LLP

March 9, 2012

INTCOMEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2011 AND 2010

(Dollars in thousands, except per share data)

	As of December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$25,707	$28,867
Restricted cash	206	371
Trade accounts receivable (net of allowance for doubtful accounts of $5,232 and $4,590 at December 31, 2011 and 2010, respectively)	137,921	116,888
Notes and other receivables	32,962	22,459
Due from related parties	298	287
Inventories	169,138	110,390
Prepaid expenses and other	22,018	13,919
Deferred tax assets	3,637	3,180

Total current assets	391,887	296,361
Property and equipment, net	15,410	16,330
Goodwill	17,979	13,862
Identifiable intangible assets	2,096	1,396
Deferred tax assets	11,555	11,462
Other assets	6,054	6,694

Total assets	$444,981	$346,105

Liabilities and Shareholders’ Equity
Liabilities
Current liabilities
Lines of credit	$31,841	$21,256
Current maturities of long-term debt	5,567	5,693
Accounts payable	208,409	147,129
Income taxes payable	1,708	717
Deferred tax liabilities	—	261
Due to related parties	40	51
Accrued expenses and other	23,018	16,896

Total current liabilities	270,583	192,003
Long-term debt, net of current maturities	106,239	110,558
Other long-term liabilities	2,242	1,942
Deferred tax liabilities	2,403	2,561

Total liabilities	381,467	307,064
Commitments and contingencies
Shareholders’ equity
Common stock, voting $0.01 par value, 200,000 shares authorized, 168,240 shares issued and 167,388 outstanding as of December 31, 2011 and 140,000 shares authorized, 100,000 issued and outstanding as of December 31, 2010	2	1
Class B common stock, non-voting $0.01 par value, no shares authorized, issued and outstanding as of December 31, 2011 and 60,000 shares authorized, 29,357 issued and outstanding as of December 31, 2010	—	—
Additional paid in capital	64,153	41,539
Treasury stock, 852 shares as of December 31, 2011 and no shares as of December 31, 2010	(494)	—
Retained earnings	5,684	1,503
Accumulated other comprehensive loss	(5,831)	(4,002)

Total shareholders’ equity	63,514	39,041

Total liabilities and shareholders’ equity	$444,981	$346,105

The accompanying notes are an integral part of the consolidated financial statements.

INTCOMEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2011	2010	2009
Revenue	$1,286,973	$1,013,272	$917,168
Cost of revenue	1,162,161	917,529	825,587

Gross profit	124,812	95,743	91,581
Operating expenses
Selling, general and administrative	87,153	75,315	66,973
Depreciation and amortization	4,842	4,323	4,283

Total operating expenses	91,995	79,638	71,256

Operating income	32,817	16,105	20,325
Other expense (income)
Interest expense	20,542	20,933	17,495
Interest income	(413)	(309)	(514)
Foreign exchange loss (gain)	5,474	(2,025)	(3,130)
Other income, net	(129)	(237)	(3,563)

Total other expense	25,474	18,362	10,288

Income (loss) before provision for income taxes	7,343	(2,257)	10,037
Provision for income taxes	3,162	1,393	2,844

Net income (loss)	$4,181	$(3,650)	$7,193

Net income (loss) per weighted average share of common stock:
Basic	$26.75	$(28.21)	$69.94

Diluted	$26.67	$(28.21)	$69.94

Weighted average number of common stock, used in per share calculation:
Basic	156,316	129,357	102,852

Diluted	156,773	129,357	102,852

The accompanying notes are an integral part of the consolidated financial statements.

INTCOMEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Dollars in thousands)

	For the Years Ended December 31, 2011, 2010 and 2009
	Shares
	Common Stock	Original Class B Common Stock	Par Value	Additional Paid in Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Shareholders’ Equity	Comprehensive (Loss) Income
Balance at December 31, 2008	100,000	2,182	$1	$21,138		$(2,040)	$(4 ,549)	$14,550
Share-based compensation expense	—	—	—	249	—	—	—	249
Issuance of common stock	—	27,175	—	20,001	—	—	—	20,001
Net income	—	—	—	—	—	7,193	—	7,193	$7,193
Foreign currency translation gain	—	—	—	—	—	—	741	741	741

Total comprehensive income									$7,934

Balance at December 31, 2009	100,000	29,357	$1	$41,388	—	$5,153	$(3,808)	$42,734
Share-based compensation expense	—	—	—	151	—	—	—	151
Net loss	—	—	—	—	—	(3,650)	—	(3,650)	$(3,650)
Foreign currency translation loss	—	—	—	—	—	—	(194)	(194)	(194)

Total comprehensive loss									$(3,844)

Balance at December 31, 2010	100,000	29,357	$1	$41,539	—	$1,503	$(4,002)	$39,041
Share-based compensation expense	114	—	—	115	—	—	—	115
Issuance of common stock from Brightpoint Transaction	38,769	—	1	22,499	—	—	—	22,500	—
Conversion of shares of Original Class B common stock to Common Stock	29,357	(29,357)	—	—	—	—	—	—	—
Repurchase of treasury stock	(852)	—	—	—	(494)	—	—	(494)	—
Net income	—	—	—	—	—	4,181	—	4,181	$4,181
Foreign currency translation loss	—	—	—	—	—	—	(1,829)	(1,829)	(1,829)

Total comprehensive income									$2,352

Balance at December 31, 2011	167,388	—	$2	$64,153	$(494)	$5,684	$(5,831)	$63,514

The accompanying notes are an integral part of the consolidated financial statements.

INTCOMEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Dollars in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$4,181	$(3,650)	$7,193
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	115	151	249
Depreciation expense	4,183	3,908	3,812
Amortization expense	3,162	2,914	3,353
Bad debt expense	2,615	1,765	4,214
Inventory obsolescence expense	1,848	1,783	(886)
Deferred income tax benefit	(970)	(1,154)	(476)
Impairment charge and other non-cash items	—	482	—
Gain on extinguishment of long-term debt	(121)	—	(4,411)
(Gain) loss on disposal of property and equipment and other	(11)	67	(210)
Change in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivables	(23,033)	(18,415)	(13,367)
Inventories	(54,965)	(16,988)	(3,441)
Notes and other receivables	(11,609)	(2,355)	(3,569)
Prepaid expenses and other	(6,721)	(2,760)	586
Due from related parties	(11)	(15)	6
Increase (decrease) in:
Accounts payable	55,841	29,913	7,573
Income taxes payable	991	649	(713)
Accrued expenses and other	4,542	3,555	(4,296)
Due to related parties	(11)	(24)	26

Net cash used in operating activities	(19,974)	(174)	(4,357)

Cash flows from investing activities:
Purchases of property and equipment	(3,410)	(4,184)	(2,531)
Acquisition of business, net of working capital adjustments	697	—	—
Borrowings (proceeds) from notes receivable and other	62	(171)	45
Proceeds from disposition of assets	282	196	69

Net cash used in investing activities	(2,369)	(4,159)	(2,417)

Cash flows from financing activities:
Borrowings (payments) under lines of credit, net	10,585	6,527	(16,312)
Proceeds from borrowings under long-term debt	280	543	108,737
Payments of long-term debt	(5,798)	(610)	(85,122)
Proceeds from issuance of common stock	15,000	—	3,967
Payments for purchase of treasury stock	(494)	—	—

Net cash provided by financing activities	19,573	6,460	11,270
Effect of foreign currency exchange rate changes on cash and cash equivalents	(390)	(494)	394

Net (decrease) increase in cash and cash equivalents	(3,160)	1,633	4,890
Cash and cash equivalents, beginning of period	$28,867	$27,234	$22,344

Cash and cash equivalents, end of period	$25,707	$28,867	$27,234

The accompanying notes are an integral part of the consolidated financial statements.

INTCOMEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009 —(Continued)

(Dollars in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Supplemental disclosure of operating cash flow information:
Cash paid for:
Interest	$19,374	$18,561	$20,359
Income taxes	$3,719	$3,510	$3,456

Supplemental disclosure of non-cash flow information:
Non-cash investing activities:
Fair value of assets acquired	$15,074	$—	$—
Fair value of liabilities assumed	(7,400)	$—	$—

Fair value of total consideration in connection with business acquisition(1)	$7,674	$—	$—

Issuance of Original Class B Common Stock in exchange for Original 11 3/4% Senior Notes at face value	$—	$—	$16,034

Non-cash financing activities:
Property and equipment acquired through financing	$—	$72	$—

(1)	Reflects issuance of 12,923 shares of Common Stock valued at $7,500 plus $174 cash paid, net of cash acquired, at closing.

The accompanying notes are an integral part of the consolidated financial statements.

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 1. Organization and Basis of Presentation

Nature of Operations

Intcomex, Inc. (“Intcomex”) is a United States (“U.S.”) based pure play value-added international distributor of computer information technology (“IT”) products focused solely on serving Latin America and the Caribbean (the “Region”). Intcomex distributes computer equipment, components, peripherals, software, computer systems, accessories, networking products, digital consumer electronics and mobile devices to more than 47,000 customers in 40 countries. Intcomex offers single source purchasing to its customers by providing an in-stock selection of more than 13,000 products from over 140 vendors, including many of the world’s leading IT product manufacturers. The Company serves the Latin American and Caribbean IT products markets using a dual distribution model as a wholesale aggregator and an in-country distributor:

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

•	other Miami-based exporters of IT products to Latin America and the Caribbean; and

•	its In-country Operations.

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

Organization

The accompanying consolidated financial statements include the accounts of Intcomex (the “Parent”) and its subsidiaries (collectively referred to herein as the “Company”) including the accounts of Intcomex Holdings, LLC (“Holdings”) (parent company of Software Brokers of America, Inc. (“SBA”), a Florida corporation), IXLA Holdings, Ltd. (“IXLA”), IFC International, LLC, a Delaware limited liability company (“IFC”), Intcomex International Holdings Cooperatief U.A., a Netherlands cooperative (“Coop”). IXLA is the Cayman Islands limited time duration holding company of 14 separate subsidiaries located in Central America, South America, and the Caribbean. IFC and Coop are the parent companies of Intcomex Holdings SPC-1, LLC (“Intcomex SPC-1 Mexico”), a dually formed company in the U.S. and Mexico and parent company of Comercializadora Intcomex, S.A. de C.V. (“Intcomex Mexico”). The consolidated financial statements reflect the Company as the reporting entity for all periods presented.

The Company’s operations include sales generated from and invoiced by the Miami, Florida operations (the “Miami Operations”) and sales generated from and invoiced by all of the Latin American and Caribbean subsidiary operations. The subsidiary operations conduct business with sales and distribution centers in the following countries: Argentina, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Jamaica, Mexico, Panama, Peru, and Uruguay (collectively, the “In-country Operations”).

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with the instructions to the Annual Report on Form 10-K (the “Annual Report”) and Article 10 of Regulation S-X, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of Intcomex, Inc. and its subsidiaries. In management’s opinion, the consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of December 31, 2011 and 2010, its results of operations, statements of changes in shareholders’ equity and its statements of cash flows for the years ended December 31, 2011, 2010 and 2009. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements reflect the Company as the reporting entity for all periods presented.

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

As of December 31, 2011, the Company had one wholly-owned subsidiary: Holdings. Holdings has three wholly owned subsidiaries: SBA, IXLA, and IFC. Holdings owns 99.99% and the Company owns 0.01% of Coop.

SBA has one wholly owned subsidiary: Accvent LLC (“Accvent”), a Florida corporation. Accvent owns 100.0% of the following subsidiaries, each of which is a Florida limited liability company:

•	FORZA Power Technologies LLC;

•	KLIP Xtreme LLC; and

•	NEXXT Solutions LLC.

IXLA owns 100.0% of the following subsidiaries (which own 100.0% of the subsidiaries listed below their names) in their respective locations in Latin America and the Caribbean:

•	Intcomex Argentina S.R.L., Argentina;

•	Intcomex S.A., Chile:

•	Intcomex Iquique S.A., Chile;

•	Intcomex del Ecuador S.A., Ecuador;

•	Intcomex Latin America Finance Corp., Cayman Islands;

•	Hurricane Systems, S.A., Ecuador;

•	Intcomex Colombia LTDA, Colombia:

•	Brightpoint de Colombia Ltd, British Virgin Islands;

•	Intcomex Costa Rica Mayorista en Equipo de Cómputo, S.A., Costa Rica;

•	Intcomex, S.A. de C.V., El Salvador;

•	Intcomex de Guatemala, S.A., Guatemala:

•	Brightpoint de Guatemala S.A., Guatemala;

•	Intcomex Jamaica Ltd., Jamaica;

•	Computación Monrenca Panama, S.A., Panama;

•	Intcomex de Las Americas, S.A., Panama;

•	Intcomex Peru, S.A.C., Peru;

•	Compañía de Servicios IMSC, S. de R.L. de C.V., Mexico.

•	T.G.M., S.A., Uruguay;

•	Pontix Trading S.A., Uruguay (inactive)

•	Latin CAS, S.D., El Salvador; and

•	Latin Service, S.A., Guatemala.

Coop and IFC own 99.0% and 1.0%, respectively, of Intcomex SPC-I Mexico.

Intcomex SPC-I Mexico has one wholly owned subsidiary: Comercializadora Intcomex S.A. de C.V., located in Mexico.

The Company operates a sales and distribution center in the U.S. and 25 sales and distribution centers in 12 countries in Latin America and the Caribbean—Argentina, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Jamaica, Mexico, Panama, Peru and Uruguay.

Fiscal Year

The Company’s fiscal year ends on December 31 and is based on a calendar year.

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Use of Accounting Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). These principles require the Company to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses, cash flows and the related footnote disclosures during the reporting period. On an on-going basis, the Company reviews and evaluates its estimates and assumptions, including, but not limited to, those that relate to the realizable value of accounts receivable, inventories, identifiable intangible assets, goodwill and other long-lived assets, income taxes and contingencies. Actual results could differ from these estimates.

Foreign Currency Translation and Remeasurement

The U.S. dollar is considered the functional currency in all of the Company’s foreign subsidiary operations, except in Mexico where the functional currency is the Mexican Peso. Non-monetary balance sheet amounts are translated using historical exchange rates. Other balance sheet amounts are translated at the exchange rates in effect at the balance sheet date. Statements of operations amounts, excluding those items of income and expense that relate to non-monetary balance sheet amounts, are translated at the average exchange rate for the month. Remeasurement adjustments are included in the determination of net income (loss) under foreign exchange loss (gain) in the consolidated statements of operations. These amounts include the effect of foreign currency remeasurement, realized foreign currency transaction gains and losses and changes in the value of foreign currency denominated accounts receivable and accounts payable. In the accompanying consolidated statements of operations, the Company had foreign exchange loss (gain) of $5,474, $(2,025), and $(3,130) for the years ended December 31, 2011, 2010 and 2009, respectively.

Translation adjustments related to the Company’s Mexican subsidiary are recorded in accumulated other comprehensive loss under shareholders’ equity in our consolidated balance sheets and in the Company’s consolidated statement of changes in shareholders’ equity. In the accompanying consolidated statements of changes in shareholders’ equity, foreign currency translation adjustments of $(1,829), $(194) and $741 were included for the years ended December 31, 2011, 2010 and 2009, respectively.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 305-10-20, Cash and Cash Equivalents Glossary. The majority of the Company’s cash and cash equivalents is cash in banks.

Accounts Receivable

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments due to changes in the financial condition of the Company’s customers or other unanticipated events, which could result in charges for additional allowances exceeding the Company’s expectations. These estimates require judgment and are influenced by factors including, but not limited to the following: the large number of customers and their dispersion across wide geographic areas; the fact that no single customer accounted for 2.5% or more of the Company’s revenue; the continual credit evaluation of the Company’s customers’ financial condition; the aging of the Company’s customers’ receivables, individually and in the aggregate; the value and adequacy of credit insurance coverage; the value and adequacy of collateral received from the Company’s customers (in certain circumstances); the Company’s historical loss experience; and, increases in credit risk due to an economic downturn resulting in the Company’s customers’ inability to obtain capital. Uncollectible accounts are written-off against the allowance on an annual basis.

Inventories

Inventories consist entirely of finished goods and are stated at the lower of cost or market. Cost is determined primarily on the first-in, first-out (“FIFO”) method. Due to the availability of “price protection” guarantees offered by many of the Company’s vendors on a significant portion of inventory, some of the Company’s In-country Operations use the average cost method that approximates FIFO. The Company operates in an industry characterized by the continual introduction of new products, rapid technological advances and product obsolescence. The Company continuously evaluates the salability of its inventories and utilizes incentive sales programs for slow moving items. Rebates earned from the Company’s suppliers on products sold are recognized when the product is shipped to a third party customer and is recorded as a reduction to cost of revenue.

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill, Identifiable Intangible and Other Long-Lived Assets

FASB ASC 350, Intangibles-Goodwill and Other provides guidance on the annual assessment of goodwill for impairment using fair value measurement techniques. The Company reviews goodwill at least annually for potential impairment or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s annual impairment review requires extensive use of accounting judgment and financial estimates, including projections about the Company’s business, its financial performance and the performance of the market and overall economy. Application of alternative assumptions and definitions could produce significantly different results. Because of the significance of the judgments and estimates used in the processes, it is likely that materially different amounts could result if different assumptions were made or if the underlying circumstances were changed.

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

Future changes in the estimates used to conduct the impairment review, including revenue projections, market values and changes in the discount rate used could cause the analysis to indicate that the Company’s goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill. The discount rate used is based on the Company’s capital structure and, if required, an additional premium on the reporting unit based upon its geographic market and operating environment. The assumptions used in estimating revenue projections are consistent with internal planning.

The Company’s intangible assets are presented at cost, net of accumulated amortization. Intangible assets are amortized on a straight line basis over their estimated useful lives and assessed for impairment. The Company recognizes an impairment of long-lived assets if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset for assets to be held and used, or the amount by which the carrying value exceeds the fair value less cost to dispose for assets to be disposed. Fair value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. The Company tests intangible assets for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

The Company reviews long-lived assets, principally property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the asset’s fair value, the Company measures and records an impairment loss for the excess. The Company assesses an asset’s fair value by determining the expected future undiscounted cash flows of the asset. There are numerous uncertainties and inherent risks in conducting business, such as general economic conditions, actions of competitors, ability to manage growth, actions of regulatory authorities, pending investigations or litigation, customer demand and risk relating to international operations. Adverse effects from these or other risks may result in adjustments to the carrying value of the Company’s other long-lived assets.

INTCOMEX, INC. AND SUBSIDIARIES

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

Deferred Loan Costs

Deferred loan costs are amortized over the life of the applicable indebtedness using the straight-line method. As of December 31, 2011 and 2010, deferred loan costs, net of accumulated amortization, amounted to $3,428 and $4,390, respectively, and are included in other assets in the consolidated balance sheets.

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

The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable, notes receivable and other, accounts payable, accrued expenses and other approximate fair value because of the short-term nature of these items. The carrying amounts of outstanding short-term debt approximate fair value because interest rates over the term of these financial instruments approximate current market interest rates available to the Company. The current market price of outstanding long-term debt approximates fair value because the Company’s $120,000 aggregate principal amount 13 1/4% Second Priority Senior Secured Notes due December 15, 2014 (the “New 13 1/4% Senior Notes”) are currently publicly tradable. As of December 31, 2011, the New 13¼% Senior Notes were tradable at 92.50 of the principal amount and as of December 31, 2010, the Original 13 ¼% Senior Notes were tradable under the Securities Act of 1033 Rule 144A at 106.75 of the principal amount.

The Company is exposed to fluctuations in foreign exchange rates and reduces its exposure to the fluctuations by periodically using derivative financial instruments and entering into derivative transactions with large multinational banks to manage its primary risk, foreign currency price risk. The Company’s derivative instruments are comprised of the following types of instruments:

Foreign currency forward contracts—Derivative instruments that convert one currency to another currency and contain a fixed amount, fixed exchange rate used for conversion and fixed future date on which the conversion will be made. The Company recognizes unrealized loss (gain) in the consolidated statements of operations for temporary fluctuations in the value of non-qualifying derivative instruments designated as cash flow hedges, if the fair value of the underlying hedged currency increases (decreases) prior to maturity. The Company reports realized loss (gain) upon conversion if the fair value of the underlying hedged currency increases (decreases) as of the maturity date.

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

The amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices approximates the fair value of derivative financial instruments. The Company’s foreign currency forward contracts are measured on a recurring basis based on foreign currency spot rates quoted by financial institutions (Level 2) and are marked-to-market each period with gains and losses on these contracts recorded in foreign exchange (gain) loss in the Company’s

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

consolidated statements of operations in the period in which the value changes, with the offsetting amount for unsettled positions included in other current assets or liabilities in the consolidated balance sheets. The location and amounts of the fair value in the consolidated balance sheets and (gain) loss in the statements of operations related to the Company’s derivative instruments are described in “Note 9. Fair Value of Derivative Instruments” in these Notes to Consolidated Financial Statements.

There were no changes to the Company’s valuation methodology for assets and liabilities measured at fair value during the year ended December 31, 2011 and 2010. As of December 31, 2011, the notional amount of the foreign currency forward contract outstanding in one of the Company’s In-country Operations was $9,396. As of December 31, 2010, the Company did not have any derivative instruments outstanding.

Off-Balance Sheet Arrangements

The Company has agreements with unrelated third parties for factoring of specific accounts receivable in several of its In-country Operations. The factoring is treated as a sale in accordance with FASB ASC 860, Transfers and Servicing, and is accounted for as an off-balance sheet arrangement. Proceeds from the transfers reflect the face value of the account less a discount, which is recorded as a charge to interest expense in the Company’s consolidated statements of operations in the period the sale occurs. Net funds received are recorded as an increase to cash and a reduction to accounts receivable outstanding in the consolidated balance sheets. The Company reports the cash flows attributable to the sale of receivables to third parties and the cash receipts from collections made on behalf of and paid to third parties, on a net basis as trade accounts receivables in cash flows from operating activities in the Company’s condensed consolidated statement of cash flows.

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

As of December 31, 2011 and 2010, the Company factored approximately $11,700 and $13,500, respectively, of accounts receivable pursuant to the Company’s agreements, representing the face amount of total outstanding receivables. The Company incurred approximately $600 and $100, respectively, in fees pursuant to the agreements.

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

Product Rebates, Price Protection and Vendor Program Incentives

The Company receives funds from vendors for price protection, product rebates, marketing and promotions and competitive programs, which are recorded as adjustments to product costs or selling, general and administrative expenses according to the nature of the program. Some of these programs may extend over one or more quarterly reporting periods. The Company recognizes product rebates or other vendor program incentives when earned, based upon sales of qualifying products or as services are provided in accordance with the terms of the related program. The Company estimates and records reserves for receivables on vendor programs for estimated losses resulting from vendors’ inability to pay or rejections of claims by vendors on a quarterly basis. These reserves require management’s judgment and are based upon aging, historical trends and data specific to each reporting period, management’s estimate of collectability and other factors.

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Write-Off of Initial Public Offering Expenses

For the years ended December 31, 2011 and 2010, the Company wrote off $159 and $482, respectively, related to our 2009 proposed initial public offering (“IPO”) transaction to take the Company public. The costs were recorded as an increase in operating expenses in the consolidated statement of operations as they were one-time charges that were not indicative of operations in the normal course of business and relate to a non-recurring transaction that would normally be netted against IPO proceeds. The Company did not write off or incur any additional costs related to the proposed IPO transaction for the year ended December 31, 2009.

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

For the years ended December 31, 2011 and 2010, the Company did not incur any restructuring charges. For the year ended December 31, 2009, the Company incurred restructuring charges of $585, which were recorded as operating expenses in the consolidated statement of operations. The Company’s management implemented restructuring and rebalancing actions in 2009 designed to improve the Company’s efficiencies and profitability, strengthen its operations and reduce its costs in several of its In-country Operations in which the Company conducts business. The restructuring and rebalancing actions include involuntary workforce reductions and employee benefits and other costs incurred in connection with vacating leased facilities.

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

The Company is subject to income and other related taxes in areas in which the Company operates. When recording income tax expense, certain estimates are required by management due to timing and the impact of future events on when income tax expenses and benefits are recognized by us. The Company periodically evaluates its net operating losses and other carryforwards to determine whether gross deferred tax assets and related valuation allowances should be adjusted for future realization in the Company’s consolidated financial statements.

Highly certain tax positions are determined based upon the likelihood of the positions sustained upon examination by the taxing authorities. The benefit of a tax position is recognized in the financial statements in the period during which management believes it is more likely than not that the position will be sustained.

In the event of a distribution of the earnings of certain international subsidiaries, the Company would be subject to withholding taxes payable on those distributions to the relevant foreign taxing authorities. Since the Company currently intends to reinvest undistributed earnings of these international subsidiaries indefinitely, the Company has made no provision for income taxes that might be payable upon the remittance of these earnings. The Company has also not determined the amount of tax liability associated with an unplanned distribution of these permanently reinvested earnings. In the event that in the future the Company considers that there is a reasonable likelihood of the distribution of the earnings of these international subsidiaries (for example, if the Company intends to use those distributions to meet its liquidity needs), the Company will be required to make a provision for the estimated resulting tax liability, which will be subject to the evaluations and judgments of uncertainties described above.

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company conducts business globally and, as a result, one or more of its subsidiaries file income tax returns in U.S. federal, state and foreign jurisdictions. In the normal course of business, The Company is subject to examination by taxing authorities in the countries in which the Company operates. The Company is currently under ongoing tax examinations in several countries. While such examinations are subject to inherent uncertainties, the Company does not currently anticipate that any such examination would have a material adverse impact on its consolidated financial statements.

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

Prior to April 19, 2011, the Company had two classes of common stock: voting (the “Common Stock”) and Class B, non-voting common stock (the “Original Class B Common Stock”) (collectively herein referred to as the “Original Common Stock”). The two classes of common stock had substantially identical rights with respect to any dividends or distributions of cash or property declared on shares of common stock and ranked equally as to the right to receive proceeds on liquidation or dissolution of the Company after the payment of the Company’s indebtedness. Prior to April 19, 2011, the Company uses the two-class method for calculating net income (loss) per share. Basic and diluted net income (loss) per share of common stock are the same.

On April 19, 2011, the Company amended its certificate of incorporation to increase the number of authorized shares of Common Stock to 200,000 shares, eliminated the Original Class B Common Stock and converted all outstanding shares of Original Class B Common Stock to shares of Common Stock.

The following table sets forth the computation of basic and diluted net income (loss) per weighted average share of common stock for the periods presented:

	For the Years Ended December 31,
	2011	2010	2009
Numerator for basic and diluted net income (loss) per share of common stock(1):
Net income (loss)	$4,181	$(3,650)	$7,193

Denominator:
Denominator for basic net income (loss) per share of common stock(1)— weighted average shares	156,316	129,357	102,852

Effect of dilutive securities:
Stock options and unvested restricted shares of common stock(2)	457	—	—

Denominator for diluted net income (loss) per share of common stock— adjusted weighted average shares	156,773	129,357	102,852

Net income (loss) per weighted average share of common stock:
Basic	$26.75	$(28.21)	$69.94

Diluted	$26.67	$(28.21)	$69.94

(1)	Basic and diluted net income (loss) per share of common stock were calculated using the Common Stock in the denominator for the year ended December 31, 2011 and the Original Common Stock in the denominator for years ended December 31, 2010 and 2009.
(2)	The stock options were anti-dilutive as of December 31, 2011 and 2009, as the fair value was below the exercise price. The stock options were antidilutive as of December 31, 2010, as the Company had a net loss for the year ended December 31, 2010. The shares of restricted Common Stock were dilutive during the year ended December 31, 2011. The shares of restricted Common Stock were antidilutive during the years ended December 31, 2010 and 2009.

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

In December 2011, the FASB issued ASU 2011-12, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities which enhances disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either offset in accordance with either Section 210-20-45 or 815-10-45 or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or 815-10-45. This update is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect the adoption of this guidance will have a material impact on the Company’s financial statements

In May 2011, the FASB and International Accounting Standards Board issued a new accounting standard that amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This accounting standard does not extend the use of fair value accounting but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards. This standard is effective beginning with the quarter ending April 30, 2012. The Company does not expect the adoption of this guidance will have a material impact on the Company’s financial statements

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments in this update defer certain provisions of ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), including the requirement to present reclassified adjustments separately with their respective components of net income and other comprehensive income. During the deferral period, the existing requirements for reclassification adjustments on the face of the financial statement in which comprehensive income is reported or disclosure in the notes to the financial statements remain applicable. The amendments in this accounting standard update were effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company does not expect the adoption of this guidance will have a material impact on the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standards update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also update previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update were effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of this guidance will have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05 to increase the prominence of other comprehensive income in the financial statements. This accounting standards update provides that an entity that reports items of other comprehensive income either as a continuous single statement of comprehensive income containing two sections — net income and other comprehensive income or in two separate but consecutive statements. This accounting standard update was effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company does not expect the adoption of this guidance will have a material impact on the Company’s financial statements.

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

Note 2. Business and Credit Concentrations

The Company principally sells products to a large base of third-party distributors, resellers and retailers throughout Latin America and the Caribbean and to other Miami-based exporters of IT products to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No one customer accounted for more than 2.5% of the Company’s revenue for the years ended December 31, 2011, 2010 and 2009. The Company provides trade credit to its customers in the normal course of business. The collection of a substantial portion of the Company’s receivables is susceptible to changes in Latin American economies and political climates. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting the industry. The Company’s management continually reviews the financial condition of its customers and the related allowance for doubtful accounts.

Prior to extending credit, the Company analyzes the customer’s financial history and, if appropriate, obtains forms of personal guarantees. The Company’s Miami Operations and In-country Operations in Chile use credit insurance and make provisions for estimated credit losses. The Company’s other In-country Operations make provisions for estimated credit losses but generally do not use credit insurance. The Company’s Miami Operations has a credit insurance policy covering trade sales to non-affiliated buyers. The policy’s aggregate limit is $25,000 with an aggregate deductible of $1,000; the policy expires on August 31, 2012. In addition, 10% or 20% buyer coinsurance provisions and sub-limits in coverage on a per-buyer and per-country basis apply. The policy also covers certain large, local companies in Argentina, Costa Rica, El Salvador, Guatemala, Jamaica and Peru. The Company’s In-country Operations in Chile insures certain customer accounts with Coface Chile, S.A. credit insurance company; the policy expires on October 31, 2012.

The Company’s large customer base and its credit policies allow us to limit and diversify the Company’s exposure to credit risk on its trade accounts receivable.

In some countries there are risks of continuing periodic devaluations of local currencies. In these countries, no hedging mechanism exists. The Company’s risks in these countries are that such devaluations could cause economic loss and negatively impact future sales since its product costs would increase in local terms after such devaluations.

The Company purchases products from various suppliers located in the U.S. and Asia. Products purchased from the Company’s top two vendors accounted for 19.4% and 12.0%, 18.6% and 7.0% and 19.1% and 6.5%, of its total revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 3. Brightpoint Transaction

On April 19, 2011 (the “Transaction Date”), the Company and two of its subsidiaries, Intcomex Colombia LTDA (“Intcomex Colombia”) and Intcomex de Guatemala, S.A., (“Intcomex Guatemala”) completed an investment agreement (the “Brightpoint Transaction”) with two subsidiaries of Brightpoint, Inc., Brightpoint Latin America and Brightpoint International Ltd (collectively herein referred to as “Brightpoint”). Pursuant to such agreement, the Company issued an aggregate 38,769 shares of its Common Stock to Brightpoint Latin America. Effectively, the Brightpoint Transaction was comprised of two transactions: (1) the sale of 25,846 shares of Common Stock for $15,000 in cash; and, (2) the acquisition of certain assets and liabilities of the Brightpoint Latin America operations and the equity associated with its operations in Colombia and Guatemala (collectively herein referred to as the “Brightpoint Latin America Operations”), in exchange for 12,923 shares of Common Stock valued at $7,500 plus $174 cash, net, at closing.

Additionally, the acquisition of the Brightpoint Latin America Operations provided for a post-closing working capital adjustment to be settled in cash. In September 2011, the Company and Brightpoint finalized the working capital adjustment resulting in an additional payable by Brightpoint to the Company of $871, which the Company received in October 2011. The Company included the financial results of Brightpoint in its consolidated financial statements from the Transaction Date. These results were not material to the Company’s consolidated financial statements.

The cash flows from the transaction have been presented in the consolidated statement of cash flows as $15,000 received on the issuance of Common Stock in cash flows from financing activities and $697 net, of working capital adjustment, received on acquisition of net assets in cash flows from investing activities.

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company engaged independent valuation experts to assist in the determination of the fair value of the assets and liabilities acquired in the Brightpoint Transaction. The fair value has not yet been finalized. Goodwill has been allocated on a preliminary basis, with $2,622 allocated to the Miami Operations and $1,850 allocated to the In-country Operations in Guatemala and Colombia. The total preliminary transaction value was approximately $22,674, consisting of the following:

Transactional Values in the Brightpoint Transaction:

Fair value of common stock sold for cash	$15,000
Fair value of total consideration transferred for acquisition of Brightpoint Latin America Operations	$7,674

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed at Acquisition:

In allocating the total preliminary purchase price based on estimated fair values, the Company recognized preliminary amounts of assets acquired and liabilities assumed of the Brightpoint Latin America Operations, consisting of the following:

	Amounts Recognized as of Transaction Date (Provisional)(1)	Adjustments	Amounts Recognized as of December 31, 2011 (Provisional)
Assets acquired:
Current assets
Cash	$—	$—	$—
Accounts receivable	938	(27)	911
Inventories	6,953	—	6,953
Prepaid expenses and other	116	990 (2)	1,106	(2)

Total current assets	8,007	963	8,970
Fixed assets	—	204	204
Goodwill	—	4,472	4,472
Intangible assets	6,937	(5,509)	1,428

Total assets acquired	$14,944	$130	$15,074

Liabilities assumed:
Current liabilities
Accounts payable	$5,789	$—	$5,789
Accrued expense	1,481	130	1,611

Total liabilities assumed	7,270	130	7,400

Net assets acquired	$7,674	$—	$7,674

Consideration:
Equity	$7,500	$—	$7,500
Cash paid at closing, net	174	—	174

Total consideration	$7,674	$—	$7,674

(1)	As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.
(2)	Includes $871 working capital adjustment due from Brightpoint; collected in October 2011.

The preliminary purchase price allocation for the Brightpoint Transaction was based upon the Company’s preliminary calculations, valuation, estimates and assumptions, which are subject to change, as the Company obtains additional information for the estimates during the respective measurement period of no later than one year from the Transaction Date. The primary areas of those preliminary purchase price allocations that are not yet finalized relate to certain tangible assets acquired and liabilities assumed, identifiable intangible assets, taxes, valuation of equity consideration and residual goodwill. The Brightpoint Transaction is not material for the pro-forma disclosure in the notes to consolidated financial statements.

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of December 31,
	2011	2010
Property and equipment, net
Land	$760	$760
Building and leasehold improvements	9,901	9,333
Office furniture, vehicles and equipment	12,555	11,749
Warehouse equipment	2,622	2,506
Software	11,209	9,788

Total property and equipment	37,047	34,136
Less accumulated depreciation	(21,637)	(17,806)

Total property and equipment, net	$15,410	$16,330

Property and equipment, net included approximately $1,746 and $1,615 of capitalized leases at December 31, 2011 and 2010, respectively. There was no interest expense capitalized to property and equipment during the years ended December 31, 2011, 2010 and 2009.

Note 5. Goodwill and Identifiable Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. In connection with the annual impairment test, the Company uses current market capitalization, control premiums, discounted cash flows and other factors as the best evidence of fair value and to determine if its goodwill is impaired. The impairment charge represents the extent to which the carrying values exceed the fair value attributable to the goodwill. Fair values were determined based upon market conditions, the income approach which utilized cash flow projections and other factors.

The changes in the carrying amount of goodwill relate to the goodwill acquired in the Brightpoint Transaction and the accumulated foreign currency translation effect of the Mexican Peso on previously acquired goodwill and consisted of the following for the periods presented:

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	Miami Operations	In-Country Operations	Total
As of December 31, 2010
Goodwill	$11,531	21,108	32,639
Accumulated impairment losses	(11,531)	(7,246)	(18,777)

Total goodwill	—	$13,862	$13,862

Activity:
Goodwill acquired in Brightpoint Transaction	$2,622	1,850	4,472
Translation adjustment	—	(355)	(355)

As of December 31, 2011
Goodwill	$14,153	22,603	36,756
Accumulated impairment losses	(11,531)	(7,246)	(18,777)

Total goodwill	$2,622	$15,357	$17,979

The change in goodwill during the years ended December 31, 2011 and 2010 from net translation adjustments related to the Company’s operations in Mexico totaled $355 and $158, respectively. There were no goodwill impairment charges recorded for the years ended December 31, 2011, 2010 and 2009.

An extended period of economic contraction or a deterioration of operating performance could result in an impairment to the carrying amount of the Company’s goodwill.

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Identifiable Intangible Assets, Net

Identifiable intangible assets, net consisted of the following for the periods presented:

As of December 30, 2011	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships – Intcomex Mexico	$3,630	$(2,395)	$(278)	$957	10.0
Customer relationships – Brightpoint Transaction	258	(35)	—	223	5.0
Noncompete agreement – Brightpoint Transaction	1,170	(254)	—	916	3.0

Total identifiable intangible assets, net	$5,058	$(2,684)	$(278)	$2,096

As of December 31, 2010	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships – Mexico	$3,630	$(2,025)	$(209)	$1,396	10.0

Total identifiable intangible assets, net	$3,630	$(2,025)	$(209)	$1,396

For the years ended December 31, 2011, 2010 and 2009, the Company recorded amortization expense related to the intangible assets of $659, $408 and $471, respectively. There was no impairment charge for identifiable intangible assets for the years ended December 31, 2011, 2010 and 2009.

Expected future identifiable intangible asset amortization is as follows for the periods presented:

For the Year Ended December 31,
2012	$807
2013	807
2014	413
2015	51
2016	18
Thereafter	—

$2,096

Note 6. Lines of Credit

The Company’s lines of credit are available sources of short-term liquidity for the Company. Lines of credit consist of short-term overdraft and credit facilities with various financial institutions in the countries in which the Company and its subsidiary operations conduct business, consisting of the following categories: asset-based financing facilities, letter of credit and performance bond facilities and unsecured revolving credit facilities and lines of credit.

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The outstanding balance of lines of credits consisted of the following:

	As of December 31,
	2011	2010
Lines of credit

Miami Operations:
SBA Miami	$14,530	$16,877

In-country Operations:
Intcomex Peru S.A.C. .	4,022	900
Intcomex S.A. de C.V. – El Salvador	3,669	426
Intcomex de Guatemala, S.A.	2,536	1,044
Computación Monrenca Panama, S.A.	2,500	500
Intcomex Costa Rica Mayorista en Equipo de Cómputo, S.A.	2,000	—
Intcomex de Ecuador, S.A.	1,662	1,000
Intcomex Colombia LTDA	515	—
TGM S.A. – Uruguay	407	509

Total lines of credit	$31,841	$21,256

The change in the outstanding balance of lines of credit was primarily attributable to the increased borrowing in our In-country Operations, offset by SBA’s decreased borrowing under its senior secured revolving credit facility. As of December 31, 2011 and 2010, the total remaining credit amount available was $39,126 and $23,789, respectively.

SBA Miami—PNC Bank Revolving Credit Facility

On July 25, 2011, SBA terminated the senior secured revolving credit facility with Comerica Bank (the “Comerica Credit Facility”) and, collectively, with its consolidated subsidiaries, replaced it with a revolving credit and security agreement with PNC Bank (the “PNC Credit Facility”). On July 26, 2011, with the proceeds from its PNC Credit Facility, SBA paid the remaining balance outstanding under the Comerica Credit Facility of $15,103 and had no outstanding borrowings under the Comerica Credit Facility. The PNC Credit Facility provides for a secured revolving credit facility in the aggregate amount of $30,000, including standby letters of credit commitments in an aggregate undrawn face amount of up to $3,000. The borrowing capacity under the PNC Credit Facility is based upon 85.0% of eligible accounts receivable, plus the lesser of: (i) 60.0% of eligible domestic inventory; (ii) 90% of the liquidation value of eligible inventory; or (iii) $16,500. The PNC Credit Facility has a three-year term and is scheduled to mature on July 25, 2014. Under the PNC Credit Facility, SBA’s obligations are secured by a first priority lien on all of its assets. The Company entered into a guaranty agreement with PNC Bank to guarantee the performance of SBA’s obligations under the PNC Credit Facility. SBA will use the PNC Credit Facility for working capital, capital expenditures and general corporate purposes.

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

The PNC Credit Facility contains provisions requiring the Company and SBA to maintain compliance with minimum consolidated fixed charge coverage ratios each not less than 1.00 to 1.00 for the Company and 1.10 to 1.00 for SBA, in each case, for the four quarter period ending December 31, 2011 and as of the end of each fiscal quarter thereafter. The PNC Credit Facility is subject to several customary covenants and certain events of default, including, but not limited to, non-payment of principal or interest on obligations when due, violation of covenants, creation of liens, breaches of representations and warranties, cross default to certain other indebtedness, bankruptcy events and change of ownership or control. In addition, the PNC Credit Facility contains a number of covenants that, among other things,

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

restrict SBA’s ability to: (i) incur additional indebtedness; (ii) make certain capital expenditures; (iii) guarantee certain obligations; (iv) create or allow liens on certain assets; (v) make investments, loans or advances; (vi) pay dividends, make distributions or undertake stock and other equity interest buybacks; (vii) make certain acquisitions; (viii) engage in mergers, consolidations or sales of assets; (ix) use the proceeds of the revolving credit facility for certain purposes; (x) enter into transactions with affiliates in non-arms’ length transactions; (xi) make certain payments on subordinated indebtedness; and (xii) acquire or sell subsidiaries.

As of December 31, 2011, SBA’s outstanding draws against the PNC Credit Facility were $14,530, net of $1,549 of excess cash in bank, and the remaining amount available was $15,470. As of December 31, 2011 SBA did not have any outstanding undrawn stand-by letters of credit.

As of December 31, 2011, SBA was in compliance with all of its covenants under the PNC Credit Facility.

On January 25, 2012, SBA together with its consolidated subsidiaries executed a first amendment to the PNC Credit Facility (the “PNC Credit Facility Amendment”), increasing the maximum amount available for borrowing under the facility from $30,000 to $50,000, including standby letters of credit commitments in an aggregate undrawn face amount of up to $3,000. The PNC Credit Facility Amendment also increased the monthly collateral evaluation fee, the annual facility fee of the unused commitment amount from 0.25% to 0.375% and the inventory cap from $16,500 to $25,000. As of March 13, 2012, the Company has not yet satisfied certain conditions to borrow the maximum amount of the additional $20,000 available under the facility.

SBA Miami—Comerica Bank Senior Secured Revolving Credit Facility

On December 22, 2009, SBA closed the Comerica Credit Facility, replacing the previous revolving credit facility with a three-year facility maturing in January 2013. On July 25, 2011, SBA terminated the Comerica Credit Facility with Comerica Bank and, collectively, with its consolidated subsidiaries, replaced it with the PNC Credit Facility. The following is a description of certain matters relating to the Comerica Credit Facility.

As of December 31, 2010, the aggregate size of the Comerica Credit Facility was $30,000, including letter of credit commitments of $200 and a capital expenditures limit of $1,000.

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

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

As of December 31, 2010, SBA’s outstanding draws against the Comerica Credit Facility were $15,186, and the remaining amount available was $12,923. As of December 31, 2010, SBA’s outstanding checks issued in excess of bank balances were $1,691. As of December 31, 2010, SBA’s outstanding undrawn stand-by letters of credit were $200.

In-country Operations Lines of Credit

The Company’s In-country Operations have lines of credit with various local financial institutions. The lines of credit carry interest rates ranging from 1.0% to 16.8% with maturity dates from March 2012 to October 2013.

As of December 31, 2011 and 2010, Intcomex S.A. (“Intcomex Chile”) had undrawn stand-by letters of credit of $25,700 and $13,200, respectively.

Note 7. Long-Term Debt

Long-term debt consisted of the following for the periods presented:

	As of December 31,
	2011	2010
Long-term debt, net of current portion
Intcomex, Inc. – New 13 1/4% Senior Notes, net of discount of $4,125 and Original 13 1/4% Senior Notes, net of discount of $5,317 at December 31, 2011 and 2010, respectively	$110,875	$114,683
SBA capital lease	210	539
Other, including various capital leases	721	1,029

Total long-term debt	111,806	116,251
Current maturities of long-term debt	(5,567)	(5,693)

Total long-term debt, net of current portion	$106,239	$110,558

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Annual maturities of long-term debt consisted of the following for the periods presented:

For the Years Ended December 31,
2012	$5,567
2013	10,187
2014	100,177
2015	—
2016 and thereafter	—

$115,931

Intcomex, Inc. –13 1/4% Senior Notes

On December 22, 2009, the Company completed a private offering to eligible purchasers (the “Original 13 1/4% Senior Notes Offering”) of the $120,000 principal amount of the Original 13 1/4% Senior Notes due December 14, 2014 (the “Original 13 1/4% Senior Notes). The Original 13 1/4% Senior Notes were offered at an initial offering price of 94.43% of par, or an effective yield to maturity of 14.875%.

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

In connection with the Original 13 1/4% Senior Notes Offering, the Company and certain subsidiaries of the Company that guaranteed the Company’s obligations (the “Guarantors”) entered into an indenture (the “13 1/4% Senior Notes Indenture”) with The Bank of New York Mellon Trust Company, N.A., (the “Trustee”), relating to the Original 13 1/4% Senior Notes. The Company’s obligations under the Original 13 1/4% Senior Notes and the Guarantors’ obligations under the guarantees were secured on a second priority basis by a lien on 100% of the capital stock of certain of the Company’s and each Guarantor’s directly owned domestic restricted subsidiaries; 65% of the capital stock of the Company’s and each Guarantor’s directly owned foreign restricted subsidiaries; and substantially all the assets of SBA, to the extent that those assets secure the Comerica Credit Facility, subject to certain exceptions.

On February 8, 2011, the Company commenced an exchange offer for all of its Original 13 1/4% Senior Notes, for an equal principal amount of the New 13 1/4% Senior Notes. The New 13 1/4% Senior Notes are substantially identical to the Original 13 1/4% Senior Notes, except that the New 13 1/4% Senior Notes have been registered under the Securities Act of 1933 and do not bear any legend restricting their transfer. The exchange offer was scheduled to expire on March 9, 2011 and was extended until March 11, 2011. The Company accepted for exchange all of the $120,000 aggregate principal amount of the Original 13 1/4% Senior Notes, representing 100% of the principal amount of the outstanding Original 13 1/4% Senior Notes, which were validly tendered and not withdrawn.

Subject to certain requirements, the Company was required to redeem $5,000 aggregate principal amount of the New 13 1/4% Senior Notes on December 15, 2011 and is required to redeem $5,000 aggregate principal amount of the New 13 1/4% Senior Notes on December 15, 2012 and $10,000 aggregate principal amount of the New 13 1/4% Senior Notes on December 15, 2013, at a redemption price equal to 100% of the aggregate principal amount of the New 13 1/4% Senior Notes to be redeemed, together with accrued and unpaid interest to the redemption date subject to certain requirements. The Company may redeem the New 13 1/4% Senior Notes, in whole or in part, at any time on or after December 15, 2012 at a price equal to 100% of the aggregate principal amount of the New 13 1/4% Senior Notes plus a “make-whole” premium of 6.625% of the principal amount for any redemptions between December 15, 2012 and December 14, 2013. At any time prior to December 15, 2012, the Company is required to redeem up to 35% of the aggregate principal amount of the New 13 1/4% Senior Notes with the net cash proceeds of an IPO which occurs on or prior to December 15, 2012 at a price equal to 113.25% of the principal amount of the New 13 1/4% Senior Notes. In addition, at its option, the Company may redeem up to 10% of the original aggregate principal amount of the New 13 1/4% Senior Notes from time to time prior to December 15, 2012, but no more than once in any 12-month period, at 103% of the aggregate principal amount of the New 13 1/4% Senior Notes.

INTCOMEX, INC. AND SUBSIDIARIES

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

On June 15, 2011 and December 15, 2011, the Company made mandatory semi-annual interest payments of $7,950 and $7,619, respectively, on the New 13 1/4% Senior Notes. On June 15 and December 15, 2010, the Company made mandatory semi-annual interest payments of $7,641 and $7,950, respectively, on the Original 13 1/4% Senior Notes.

On September 14, September 27 and November 10, 2011, the Company purchased $2,100, $1,750 and $1,150, respectively, (an aggregate of $5,000) of its New 13 1/4% Senior Notes in arm’s length transactions, at 98.25, 97.50 and 96.50, respectively, of face value plus accrued interest. The Company recognized a gain on the redemption of the New 13 1/4% Senior Notes of $121 for the year ended December 31, 2011, which is included in other expense, net in the consolidated statements of operations. During the year ended December 31, 2010, the Company did not repurchase any of its senior notes.

As of December 31, 2011, the carrying value of the $115,000 principal amount of the remaining outstanding New 13 1/4% Senior Notes was $110,875, and as of December 31, 2010, the carrying value of the $120,000 principal amount of the Original 13 1/4% Senior Notes was $114,683. As of December 31, 2011 and December 31, 2010, the Company was in compliance with all of the covenants and restrictions under the New 13 1/4% Senior Notes and the Original 13 1/4% Senior Notes, respectively.

SBA – Capital lease

On April 30, 2007, SBA entered into a lease agreement with Comerica Bank in the principal amount of $1,505 for the lease of the Miami office and warehouse equipment. Interest is due monthly at 6.84% of the total equipment costs and all outstanding amounts are due April 30, 2012. As of December 31, 2011 and December 31, 2010, $210 and $539, respectively, remained outstanding under the lease agreement.

As of December 31, 2011, 2010 and 2009, the Company’s effective borrowing rate was 14.6%, 15.7% and 13.1%, respectively.

Note 8. Income Taxes

Income tax provision consisted of the following for the periods presented:

	For the Years Ended December 31,
	2011	2010	2009
Income tax provision
Current (benefit) expense:
Federal and state	$(48)	$(31)	$65
Foreign	4,180	2,578	3,255

Total current expense	4,132	2,547	3,320

Deferred benefit:
Federal and state	(500)	(483)	(65)
Foreign	(470)	(671)	(411)

Total deferred benefit	(970)	(1,154)	(476)

Total provision for income taxes	$3,162	$1,393	$2,844

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

A reconciliation of the statutory federal income tax rate and effective rate as a percentage of income (loss) before provision for income taxes consisted of the following for the periods presented:

	For the Years Ended December 31,
	2011	%	2010	%	2009	%
Effective tax rate
(Loss) income before provision for income taxes:
U.S.	$(5,088)		$(18,576)		$(9,028)
Foreign	12,431		16,319		19,065

Income (loss) before provision for income taxes	$7,343		$(2,257)		$10,037

Tax at statutory rate	$2,497	34%	$(771)	34%	$3,413	34%
State income taxes, net of federal income tax (benefit) provision	(126)	(2)%	(976)	43%	(360)	(4)%
Effect of tax rates on non-U.S. operations	(28)	— %	(3,528)	156%	(2,943)	(29)%
Effect of tax rates on subpart F income	—	— %	535	(23)%	1,104	11%
Change in valuation allowance	819	11%	6,133	(272)%	1,630	16%

Effective tax provision for income taxes	$3,162	43%	$1,393	(62)%	$2,844	28%

The effective tax provision increased by $1,769, to $3,162 for the year ended December 31, 2011, as compared to $1,393 for the year ended December 31, 2010. The change was primarily due to the higher taxable earnings in the In-country Operations, primarily Chile, Guatemala, El Salvador and Costa Rica and reduced levels of valuation allowances recorded against U.S. net operating losses (“NOLs”).

The Company’s net deferred tax assets were attributable to the following:

	As of December 31,
	2011	2010
Deferred tax assets
Current assets
Allowance for doubtful accounts	$1,164	$1,047
Inventories	772	926
Accrued expenses	699	802
Other	1,002	405

Total current assets	3,637	3,180

Non-current assets:
Tax goodwill	370	617
Net operating losses	23,045	22,155
Other	1,524	1,255
Valuation allowances	(13,384)	(12,565)

Total non-current assets	11,555	11,462

Total deferred tax assets	$15,192	$14,642

Deferred tax liabilities
Current liabilities:
Other	$—	$(261)

Total current liabilities	—	(261)

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	2011	2010
Non-current liabilities:
Fixed assets	(1,979)	(2,041)
Amortizable intangible assets	(398)	(499)
Other	(26)	(21)

Total non-current liabilities	(2,403)	(2,561)

Total deferred tax liabilities	(2,403)	(2,822)

Net deferred tax assets	$12,789	$11,819

As of December 31, 2011 and 2010, the balance of SBA’s tax goodwill was $985 and $1,641, respectively. SBA recorded tax goodwill of approximately $9,843 in July 1998, which is being amortized for tax purposes over 15 years. SBA established $262 of deferred tax assets for foreign withholding taxes paid in El Salvador during 2005.

As of December 31, 2011 and 2010, the Company’s U.S. federal and state of Florida NOLs resulted in $20,676 and $19,865, respectively, of deferred tax assets, which will begin to expire in 2026. The Company analyzed the available evidence related to the realization of the deferred tax assets, considered the global economic environment and continues to believe it is more likely than not that the Company will not recognize a portion of its deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies.

The Company establishes a valuation allowance against its NOLs when it does not believe that it will realize the full benefit of the NOLs. As of December 31, 2011 and 2010, the Company recorded a valuation allowance of $12,884 and $12,565, respectively, against the respective NOLs, of which $10,616 and $10,417, respectively, related to the U.S. and $2,268 and $2,148, respectively, related to the Company’s In-country Operations.

As of December 31, 2011, the Company did not recognize any subpart F income related to intercompany loans from its foreign affiliates. As of December 31, 2010, the Company recognized $1,574 in subpart F income related to intercompany loans from its foreign affiliates. As of December 31, 2011 and 2010, the Company did not provide additional tax provisions for future realization of subpart F income.

The Company’s NOLs, deferred tax asset resulting from the NOLs and the related valuation allowance consisted of the following for the periods presented:

	As of December 31, 2011				As of December 31, 2010
	Gross NOL	NOL Deferred Tax Asset	Valuation Allowance	NOL Expiration	Gross NOL	NOL Deferred Tax Asset	Valuation Allowance	NOL Expiration
U.S. federal and state	$54,499	$20,676	$10,616		$55,310	$19,865	$10,417
Foreign
Intcomex Argentina S.R.L	5,389	1,886	1,886	2011	5,046	1,766	1,766	2011
Intcomex Jamaica Ltd	303	101	—		426	142	—
Intcomex Mexico	1,273	382	382	2018	1,277	382	382	2018

Total foreign	$6,965	$2,369	$2,268		$6,749	$2,290	$2,148

Total	$61,464	$23,045	$12,884		$62,059	$22,155	$12,565

A future ownership change could limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax. In general, an “ownership change” as defined by Section 382 of the Internal Revenue Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. On April 19, 2011, the Company issued 38,769 shares of Common Stock, pursuant to the Brightpoint Transaction.

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The undistributed earnings in foreign subsidiaries are permanently invested abroad and will not be repatriated to the U.S. in the foreseeable future. Because they are considered to be indefinitely reinvested, no U.S. federal or state deferred income taxes have been provided on these earnings. Upon distribution of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries in which the Company operates. It is not practicable to determine the U.S. foreign income tax liability that would be payable if such earnings were not reinvested indefinitely because of the availability of U.S. foreign tax credits.

The Company files tax returns in the state of Florida, the U.S. and in various foreign jurisdictions and is subject to periodic audits by state, domestic and foreign tax authorities. By statute, the Company’s U.S. tax returns are subject to examination by the Florida Department of Revenue and the Internal Revenue Service for fiscal years 2008 through 2010. The Company is subject to inspection by the tax authorities under the applicable law in the foreign jurisdictions throughout Latin America and the Caribbean in which the Company conducts business, for various statutes of limitation.

The Company believes its accruals for tax liabilities are adequate for all open fiscal years based upon an assessment of factors, including but not limited to, historical experience and related tax law interpretations. The Company does not have any unrecognized tax benefits as of December 31, 2011and does not anticipate that the total amount of unrecognized tax benefits related to any particular tax position will change significantly within the next 12 months. The Company classifies tax liabilities that are expected to be paid within the current year, if any, as current income tax liabilities and all other uncertain tax positions as non-current income tax liabilities. The Company recognizes interest and penalties related to income tax matters in the provision for income taxes in the consolidated statements of operations.

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

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

As of December 31, 2011, the notional amount of the foreign currency forward contract outstanding in one of the Company’s In-country Operations was $9,396. As of December 31, 2010, the Company did not have any derivative instruments outstanding. A summary of the location and amounts of the fair value in the consolidated balance sheets and loss (gain) in the statements of operations related to the Company’s derivative instruments during the periods presented consisted of the following:

	Location of Fair Value(2) in Balance Sheet	As of December 31,
		2011	2010
Derivatives instruments not designated or qualifying as hedging instruments under ASC 815(1) :
Foreign currency contracts	Other assets (liabilites)	$61	$—

Total		$61	$—

(1)	Further information on the Company’s purpose for entering into derivative instruments not designated as hedging instruments and the overall risk management strategies are discussed in Part I—Financial Information, 1A. “Risk Factors,” of this Annual Report.
(2)	Fair value is classified and disclosed as Level 2 category where significant other observable inputs that can be corroborated by observable market data.

	Location of Loss in Statements of Operations	For the Years Ended December 31,
		2011	2010	2009
Derivative instruments not designated or qualifying as hedging instruments under ASC 815:
Foreign currency contracts	Other (income) expense	$(61)	$3,738	$—

Total		$(61)	$3,738	$—

Note 10. Share-Based Compensation

On April 19, 2011, the Company amended its certificate of incorporation, which increased the number of authorized shares of Common Stock to 200,000 shares, eliminated the Original Class B Common Stock and converted all outstanding shares of Original Class B Common Stock into shares of Common Stock, as described in “Note 1. Organization and Basis of Presentation” in these Notes to Consolidated Financial Statements.

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

Compensation expense related to the Company’s share-based compensation arrangements consisted of the following for the periods presented:

	For the Years Ended December 31,
	2011	2010	2009
Share-based compensation arrangements charged against income:
Stock options(1)	$—	$56	$188
Restricted shares(2)	115	95	61

Total	$115	$151	$249

(1)	Stock options were issued pursuant to the 2007 Founders’ Grant Stock Option Plan (the “2007 Founders’ Option Plan”).
(2)	Restricted shares were issued pursuant to the 2009, 2010 and 2011 Restricted Stock Issuances.

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Outstanding compensation costs related to the Company’s unvested share-based compensation arrangements consisted of the following:

	As of December 31,
	2011	2010
Outstanding compensation costs for unvested share-based compensation arrangements:
Stock options(1)	$—	$—
Restricted shares(2)	164	152

Total	$164	$152

(1)	Stock options were issued pursuant to the 2007 Founders’ Option Plan.
(2)	Restricted shares were issued pursuant to the 2008, 2009 and 2010 Restricted Stock Issuances.

As of December 31, 2011 and 2010, the outstanding compensation costs for unvested share-based compensation arrangements will be recognized over a weighted-average period of 1.9 and 1.9 years, respectively.

Stock Options

In February 2007, options to acquire an aggregate of 1,540 shares of Original Class B Common Stock were granted under the 2007 Founders’ Option Plan to certain management employees and independent, non-employee directors. The options were granted at an exercise price of $1,077 per share, which was equal to the fair value of the Company’s Original Common Stock on the date of grant. The weighted-average grant date fair value of the options granted during the year ended December 31, 2007 was $566 per share. The shares vest ratably over a three-year vesting period of one-third per year on the annual anniversary date and expire 10 years from the date of grant. There were no stock options granted during the years ended December 31, 2011 and 2010. As of December 31, 2011 and 2010, all of the outstanding options were vested.

A summary of the stock option activity and changes under the 2007 Founders’ Option Plan consisted of the following for the periods presented:

	Shares	Weighted- Average Exercise Price per Share (in dollars)	Weighted-Average Remaining Contractual Term (in years)
Outstanding at January 1, 2009	1,490	$1,077	8.2
Granted	—	—
Exercised	—	—
Forfeited or expired	(210)	$1,077

Outstanding at December 31, 2009	1,280	$1,077	7.2
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2010	1,280	$1,077	6.1
Granted	—	—
Exercised	—	—
Forfeited or expired	(420)	$1,077

Outstanding at December 31, 2011	860	$1,077	5.1

Vested and expected to vest at December 31, 2011	860	$1,077	5.1

Exercisable at December 31, 2011	860	$1,077	5.1

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The options were antidilutive as of December 31, 2011, as the fair value was below the exercise price of the options. The options were anti-dilutive as of December 31, 2010, as the Company had a net loss for the year ended December 31, 2010. The fair value of the options was determined using the Black-Scholes option pricing model as of April 23, 2007, the measurement date or the date the Company received unanimous approval from shareholders for the 2007 Founders’ Grant Stock Option Plan. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, and requires the input of subjective assumptions, including expected price volatility and term. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options. Projected data related to the expected volatility and expected life of stock options is typically based upon historical and other information. The fair value of the options granted in 2007 was estimated at the date of grant using the following assumptions:

Expected term	6 years
Expected volatility	37.00%
Dividend yield	0.00%
Risk-free investment rate	4.58%

The expected term of the options granted under the 2007 Founders’ Option Plan is based on the simplified method for estimating the expected life of the options, as historical data related to the expected life of the options is not available. The Company used the historical volatility of the industry sector index, as it is not practicable to estimate the expected volatility of the Company’s share price. The risk-free investment rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve of the same maturity in effect at the time of grant. The Company estimates forfeitures in calculating the expense relating to stock-based compensation. At the grant date, the Company estimated the number of shares expected to vest and will subsequently adjust compensation costs for the estimated rate of forfeitures on an annual basis. The Company will use historical data to estimate option exercise and employee termination in determining the estimated forfeiture rate. The estimated forfeiture rate applied as of the option grant date was 1.0%.

Restricted Shares of Common Stock

In February 2008, the Company’s Board of Directors authorized, and in June 2008, the Company’s shareholders approved the issuance of 73 restricted shares of the Original Class B Common Stock with a three-year cliff vesting period to the Company’s director Mr. Adolfo Henriques, as the initial equity consideration for his election to the Board of Directors and 41 restricted shares of the Original Class B Common Stock, with a three-year cliff vesting period to each of the Company’s director Mr. Thomas A. Madden and the Company’s former director Ms. Carol Miltner, as annual equity consideration for their board membership, (collectively the “2008 Restricted Stock Issuances”). In January 2009, Ms. Miltner surrendered her right to the restricted shares of the Original Class B Common Stock in accordance with the terms of her resignation agreement with the Company.

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

On April 1, 2011, the Company adopted a basic employee membership restricted stock grant agreement compensation plan for eligible employees to receive compensation in the form of restricted shares of Common Stock. As of December 30, 2011, there were no shares of Common Stock granted or issued under this plan.

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

On April 19, 2011, the Company filed an amendment to its certificate of incorporation pursuant to which each outstanding share of the Original Class B Common Stock was automatically converted into one share of voting Common Stock. As of the filing of such amendment, the Company no longer had any shares of Class B, non-voting common stock authorized, issued or outstanding and all previously granted restricted shares of Original Class B Common Stock were converted into restricted shares of Common Stock.

On May 18, 2011, the Company’s Board of Directors authorized and the Company’s shareholders approved the issuance of 86 restricted shares of Common Stock with a three-year cliff vesting period to each of the Company’s directors Messrs. Henriques and Madden, as annual equity consideration for their board membership and 48 restricted shares of Common Stock with a three-year annual vesting period to Mr. Olson, as annual equity consideration (collectively the “2011 Restricted Stock Issuance”).

On June 30, 2011, the 73 and 41 restricted shares of Common Stock that were issued in June 2008 to Messrs. Henriques and Madden, respectively, vested.

A summary of the unvested restricted shares of the common stock award activity and changes consisted of the following for the periods presented:

	Restricted Common Stock (in shares)	Weighted-Average Grant-Date Fair Value per Share (in dollars)
Unvested Balance at January 1, 2009	155	$1,225
Granted	192	521	(1)
Vested	—	—
Forfeited	(41)	$1,225

Unvested Balance at December 31, 2009	306	$1,040	(2)

Granted	128	$790	(3)
Vested	—	—
Forfeited	—	—

Unvested Balance at December 31, 2010	434	$899	(2)

Granted	220	$580	(3)
Vested	(114)	$1,225
Forfeited	—	—

Unvested Balance at December 31, 2011	540	$870	(2)

(1)	The fair value was determined as of the date the Company received unanimous shareholder approval of the grant.
(2)	The fair value was determined using the weighted-average fair value per share to reflect the portion of the period during which shares were outstanding.
(3)	The fair value was determined as of the date the Company granted the shares.

INTCOMEX, INC. AND SUBSIDIARIES

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

Legal Proceedings

As part of the Company’s normal course of business, the Company is involved in certain claims, regulatory and tax matters. In the opinion of the Company’s management, the final disposition of such matters will not have a material adverse impact on the Company’s results of operations and financial condition.

Leases

The Company leases office, warehouse facilities and warehouse equipment under non-cancelable operating leases that expire on various dates through 2021, including SBA’s of office and warehouse space in Miami, Florida. The original commencement date of this 10-year lease was May 1, 2007, with a monthly base rent expense of $146 and an annual 3.0% escalation clause. In October 2011, SBA entered into an amendment to the agreement for the lease of the Miami office, warehouse facilities and warehouse equipment and decreased the leased space by 48,095 to 172,926 square feet effective September 1, 2011. The amendment also modified the monthly base rent expense to $120 beginning December 1, 2011 with an annual 2.2% escalation clause and extended the term of the lease. The lease has a new commencement date of August 1, 2017 and termination date of August 31, 2021. As of December 31, 2011 and 2010, $210 and $539, respectively, remained outstanding under the lease agreement.

For the years ended December 31, 2011, 2010 and 2009, rental expense was $4,288, $4,209 and $4,225, respectively.

Future minimum lease payments from December 31, 2011 consisted of the following:

For the Years Ended December 31,
2012	$2,014
2013	3,572
2014	3,605
2015	3,480
2016 and thereafter	14,748

$27,419

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

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 12. Additional Paid in Capital

Total compensation expense for share-based compensation arrangements charged against income was $115, $151 and $249, respectively, for the years ended December 31, 2011, 2010 and 2009. For a detailed discussion of the share-based compensation, see “Note 10. Share-Based Compensation” in these Notes to Consolidated Financial Statements.

On July 15, 2011, the Company repurchased 852 shares of Common Stock from one of its shareholders using the proceeds from the Brightpoint Transaction, for a total purchase price of $494, in connection with the departure of such shareholders’ principal owner as an employee of Intcomex Argentina, S.R.L.

Note 13. Related Party Transactions

Due from Related Parties

IFX Corporation (“IFX”) is a Latin American telecommunications service provider that provides internet access services to the Miami Operations and the In-country Operations in Argentina, Chile, Colombia, Guatemala, Mexico, Panama and Uruguay. Michael Shalom is the chairman of IFX and both a major shareholder and officer of the Company. During the years ended December 31, 2011, 2010 and 2009, the Company paid approximately $523, $557 and $544, respectively, to IFX for their services and sold approximately $3, $4 and $4, respectively, of IT products to IFX. The Company did not have an outstanding receivable balance from IFX as of December 31, 2011 and 2010. The trade receivables of IFX are guaranteed by a former shareholder of the Company. The Company believes that all transactions with IFX have been made on terms that are not less favorable to the Company than those available in a comparable arm’s length transaction and in the ordinary course of business.

Consulting Agreement with Related Parties

In November 2008, the Company entered into an agreement with two of the Company’s shareholders, who were former managers of the Company’s operations in Mexico. The agreement was for a 14-month period in the amount of $546 in which these related parties would provide advice and operating guidance to the new management of the Company’s operations in Mexico and the expense was included in the Company’s restructuring plan provision in the consolidated statement of operations. For the years ended December 31, 2011 and 2010, the Company did not make any payments to these related parties. For the year ended December 31, 2009, the Company paid $468 to these related parties pursuant to the agreement.

Leases with Related Parties

The Company leases an office and warehouse facility in Mexico City, Mexico, from two of the Company’s shareholders for approximately $23 per month. The lease has a 102-month term expiring December 31, 2012, and an increase provision based upon the official inflation rate in Mexico, the Indice Nacional de Precios al Consumidor, or INPC. The Company has an option to purchase the facility for $3,000 prior to December 31, 2013, the option termination date.

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 14. Restructuring Plan

The Company’s management implemented restructuring and rebalancing actions designed to improve the Company’s efficiencies and profitability, strengthen its operations and reduce its costs in several of its locations during the year ended December 31, 2009. The restructuring included involuntary workforce reductions and employee benefits and other costs incurred in connection with vacating leased facilities. For the years ended December 31, 2011 and 2010, the Company did not incur any restructuring charges. For the year ended December 31, 2009, the restructuring charge of $585 was included in operating expenses in the Company’s consolidated statement of operations.

The total pre-tax restructuring activity consisted of the following for the periods presented:

	Workforce Reduction	Total
Balance at January 1, 2009	$629	$629
Expensed	585	585
Paid	(1,214)	(1,214)
Other adjustments	—	—

Balance at December 31, 2009	$—	$—

In connection with the Company’s restructuring activities, the Company recorded restructuring charges for the workforce reduction expenses, lease contract termination expenses, fixed asset impairment and accelerated amortization and other related expenses. The Company did not incur any workforce reduction expenses for the years ended December 31, 2011 and 2010. Workforce reduction expenses consisted of termination and severance benefits for approximately 125 employees for the year ended December 31, 2009. The noncurrent portion of the liability associated with the workforce reductions related to terminated employees who were granted annual payments to supplement their income in certain countries. Lease contract termination expenses consisted of the Company’s ongoing obligations to pay rent for vacated space, and penalties related to the contract termination over the respective lease term of the Company’s lease agreements.

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 15. Segment Information

FASB ASC 280, Segment Reporting provides guidance on the disclosures about segments and information related to reporting units. The Company operates in a single industry segment, that being a distributor of IT products. The Company’s operating segments are based on geographic location. Geographic areas in which the Company operates include sales generated from and invoiced by the Miami, Florida operations, the Miami Operations and sales generated from and invoiced by all of the Latin American and Caribbean subsidiary operations. The subsidiary operations conduct business with sales and distribution centers in the following countries: Argentina, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Jamaica, Mexico, Panama, Peru, and Uruguay, collectively, the In-country Operations. The In-country Operations have been aggregated as one segment due to similar products and economic characteristics. The Company sells and distributes one type of product line, IT products, and does not provide any separately billable services. It is impracticable for the Company to report the revenues from external customers for the group of similar products within the product line because the general ledger used to prepare the Company’s financial statements does not track sales by product.

Inter-segment revenue primarily represents intercompany revenue between the Miami Operations and the In-country Operations at established prices. Intercompany revenue between the related companies is eliminated in consolidation. The measure for the Company’s segment profit is operating income. Financial information by geographic operating segment consisted of the following for the periods presented:

	For the Years Ended December 31,
	2011	2010	2009
Statement of Operations Data:
Revenue:
Miami Operations
Revenue from unaffiliated customers(1)	$388,609	$216,491	$234,936
Intersegment	346,607	275,642	230,449

Total Miami Operations	735,216	492,133	465,385
In-country Operations
In-country Operations, excluding Intcomex Chile	658,383	552,632	472,348
Intcomex Chile	239,981	244,149	209,884

In-country Operations	898,364	796,781	682,232
Eliminations of inter-segment	(346,607)	(275,642)	(230,449)

Total revenue	$1,286,973	$1,013,272	$917,168

Operating income:
Miami Operations	$14,944	$1,281	$3,077
In-country Operations	17,873	14,824	17,248

Total operating income	$32,817	$16,105	$20,325

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	As of December 31,
	2011	2010
Balance Sheet Data:
Assets:
Miami Operations	$185,918	$125,711
In-country Operations
In-country Operations, excluding Intcomex Chile	138,678	117,598
Intcomex Chile	120,385	102,796

In-country Operations	259,063	220,394

Total assets	$444,981	$346,105

Property & equipment, net:
Miami Operations	$6,245	$7,064
In-country Operations	9,165	9,266

Total property & equipment, net	$15,410	$16,330

Goodwill:
Miami Operations	$2,622	$—
In-country Operations	15,357	13,862

Total goodwill	$17,979	$13,862

(1)	For purposes of geographic disclosure, revenue is attributable to the country in which the Company’s individual business resides.

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

The indentures governing the Original 13 1/4% Senior Notes and New 13 1/4% Senior Notes and the security documents executed in connection therewith provide that, in the event that Rule 3-16 of Regulation S-X under the rules promulgated under the Securities Act of 1933, or any successor regulation, requires the filing of separate financial statements of any of the Company’s subsidiaries with the SEC, the portion or, if necessary, all of such capital stock pledged as collateral securing the New 13 1/4% Senior Notes, necessary to eliminate such filing requirement, will automatically be deemed released and not have been part of the collateral securing the New 13 1/4% Senior Notes.

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

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Supplemental financial information for Intcomex, its combined Subsidiary Guarantors and Non-Guarantor Subsidiaries is presented below.

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2011

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Current assets
Cash and equivalents	$—	$40	$25,667	$—	$25,707
Trade accounts receivable, net	—	85,390	138,352	(85,821)	137,921
Inventories	—	49,087	120,051	—	169,138
Other	42,777	7,198	91,607	(82,461)	59,121

Total current assets	42,777	141,715	375,677	(168,282)	391,887
Long-term assets
Property and equipment, net	4,011	2,235	9,164	—	15,410
Investments in subsidiaries	164,189	239,706	—	(403,895)	—
Goodwill	2,622	7,418	7,939	—	17,979
Other	15,681	82,385	8,168	(86,529)	19,705

Total assets	$229,280	$473,459	$400,948	$(658,706)	$444,981

Liabilities and shareholders’ equity
Current liabilities	$8,102	$200,575	$230,126	$(168,220)	$270,583
Long-term debt, net of current maturities	105,976	—	263	—	106,239
Other long-term liabilities	51,688	30,601	15,135	(92,779)	4,645

Total liabilities	165,766	231,176	245,524	(260,999)	381,467
Total shareholders’ equity	63,514	242,283	155,424	(397,707)	63,514

Total liabilities and shareholders’ equity	$229,280	$473,459	$400,948	$(658,706)	$444,981

INTCOMEX, INC. AND SUBSIDIARIES

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

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2011

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$735,216	$898,364	$(346,607)	$1,286,973
Cost of revenue	—	689,539	820,153	(347,531)	1,162,161

Gross profit	—	45,677	78,211	924	124,812
Operating expenses	11,126	19,608	61,261	—	91,995

Operating (loss) income	(11,126)	26,069	16,950	924	32,817
Other expense, net
Interest expense, net	19,997	2,306	(2,174)	—	20,129
Other, net	(24,439)	(24,601)	8,350	46,035	5,345

Total other (income) expense	(4,442)	(22,295)	6,176	46,035	25,474

(Loss) income before (benefit) provision for income taxes	(6,684)	48,364	10,774	(45,111)	7,343
(Benefit) provision for income taxes	(10,865)	9,600	4,427	—	3,162

Net income (loss)	$4,181	$38,764	$6,347	$(45,111)	$4,181

INTCOMEX, INC. AND SUBSIDIARIES

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

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2011

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Cash flows from operating activities	$(10,086)	$2,622	$(12,510)	$—	$(19,974)

Cash flows from investing activities
Purchases of property and equipment, net	(1,448)	(119)	(1,843)	—	(3,410)
Acquisition of business, net of working capital adjustments	(1,102)	—	1,799	—	697
Other	—	4	340	—	344

Cash flows from investing activities	(2,550)	(115)	296	—	(2,369)

Cash flows from financing activities
Borrowings (payments) under lines of credit, net	—	(2,348)	12,933		10,585
Borrowings under long-term debt	—	—	280	—	280
Payments of long-term debt	(4,924)	(392)	(482)	—	(5,798)
Proceeds from issuance of common stock in connection with Brightpoint transaction	15,000	—	—	—	15,000
Intercompany financing of business acquisition by foreign subsidiaries	3,054	—	(3,054)	—	—
Payments for purchase of treasury stock	(494)	—	—	—	(494)

Cash flows from financing activities	12,636	(2,740)	9,677	—	19,573
Effects of exchange rate changes on cash	—	—	(390)	—	(390)

Net decrease in cash and cash equivalents	—	(233)	(2,927)	—	(3,160)
Cash and cash equivalents, beginning of period	—	273	28,594	—	28,867

Cash and cash equivalents, end of period	$—	$40	$25,667	$—	$25,707

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2010

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Cash flows from operating activities	$(13,358)	$5,465	$7,719	$—	$(174)

Cash flows from investing activities
Purchases of property and equipment, net	(1,760)	(104)	(2,320)	—	(4,184)
Other	12,481	(12,460)	4	—	25

Cash used in investing activities	10,721	(12,564)	(2,316)	—	(4,159)

Cash flows from financing activities
Payments under lines of credit, net	—	7,712	(1,185)		6,527
Borrowings under long-term debt	—	—	543	—	543
Payments of long-term debt	—	(381)	(229)	—	(610)

Cash flows from financing activities	—	7,331	(871)	—	6,460

Effects of exchange rate changes on cash	—	—	(494)	—	(494)

Net (decrease) increase in cash and cash equivalents	(2,637)	232	4,038	—	1,633
Cash and cash equivalents, beginning of period	2,637	41	24,556	—	27,234

Cash and cash equivalents, end of period	$—	$273	$28,594	$—	$28,867

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2009

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Cash flows from operating activities	$(24,292)	$15,118	$4,817	$—	$(4,357)

Cash flows from investing activities
Purchases of property and equipment, net	(1,251)	(240)	(1,040)	—	(2,531)
Other	—	—	114	—	114

Cash used in investing activities	(1,251)	(240)	(926)	—	(2,417)

Cash flows from financing activities
Payments under lines of credit, net	—	(14,477)	(1,835)		(16,312)
Borrowings under long-term debt	108,658	—	79	—	108,737
Payments of long-term debt	(84,445)	(386)	(291)	—	(85,122)
Proceeds from issuance of common stock	3,967	—	—	—	3,967

Cash flows from financing activities	28,180	(14,863)	(2,047)	—	11,270

Effects of exchange rate changes on cash	—	—	394	—	394

Net increase in cash and cash equivalents	2,637	15	2,238	—	4,890
Cash and cash equivalents, beginning of period	—	26	22,318	—	22,344

Cash and cash equivalents, end of period	$2,637	$41	$24,556	$—	$27,234

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 17. Quarterly Financial Data (Unaudited)

A summary of the quarterly financial information for the years ended December 31, 2011 and 2010 consisted of the following:

	For the Quarterly Periods Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenue	$250,751	$295,390	$337,917	$402,915
Gross profit	25,338	29,423	31,137	38,914
Operating income	4,530	6,565	8,122	13,600
(Loss) income before provision for income taxes	(361)	3,211	(2,140)	6,633
Net (loss) income	$(1,318)	$2,082	$(1,716)	$5,133
Net (loss) income per weighted average share of common stock:
Basic	$(10.19)	$12.98	$(10.24)	$30.67
Diluted	$(10.19)	$12.97	$(10.24)	$30.57

	For the Quarterly Periods Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenue	$243,645	$250,618	$248,289	$270,720
Gross profit	23,760	24,179	23,553	24,251
Operating income	5,791	5,633	2,722	1,959
Income (loss) before provision for income taxes	433	(451)	(392)	(1,847)
Net loss	$(113)	$(1,599)	$(198)	$(1,740)
Net loss per weighted average share of common stock:
Basic	$(0.87)	$(12.36)	$(1.53)	$(13.45)
Diluted	$(0.87)	$(12.36)	$(1.53)	$(13.45)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in the Company’s independent accountants or disagreements with such accountants on accounting principles or practices or financial statement disclosures.

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

Management has assessed the Company’s internal control over financial reporting as of December 31, 2011. The assessment was based on criteria for effective internal control over financial reporting described in the Internal Control—Integrated Framework issued by the Sponsoring Organizations of the Treadway Commission, or COSO. Based on the assessment, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, do not expect that its disclosure controls and procedures or its internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Evaluation of control effectiveness to future periods is subject to risk. For information related to the internal and disclosure control risk factor, see Part I—Item 1A. Risk Factors. “Our management and financial reporting systems, internal and disclosure controls and finance and accounting personnel may not be sufficient to meet our management and reporting needs,” of this Annual Report.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers as of March 1, 2012.

Name	Age	Position
Anthony Shalom	62	Chairman, Director
Michael Shalom	41	Chief Executive Officer and President, Director
Enrique Bascur	55	Director
Adolfo Henriques	57	Director
J. Mark Howell	47	Director
Thomas A. Madden	58	Director
Juan Pablo Pallordet	38	Director
Russell A. Olson	53	Chief Financial Officer, Treasurer and Secretary
Leopoldo Coronado	51	Chief Operating Officer

Our directors have qualifications, skills and experience that are consistent with our policy for selection of directors. All of our directors hold, or have held, senior executive positions or directorships in a variety of large organizations, many of which have significant international operations. In these positions, our directors have demonstrated their leadership, intellectual and analytical skills and gained deep experience necessary to provide effective advice and oversight to our company. Our directors have the experience in the context of the needs and composition of our Board of Directors and our company as a whole and in the best interest of our company; the directors have the ability and willingness to devote the required time to serve on our Board of Directors.

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

Enrique Bascur has been a director of our company since 2005. Mr. Bascur is currently a Managing Director at CVC International, where he has worked since 1999 specializing in investments in Latin America. Prior to 1999, Mr. Bascur managed the local equity investment unit as the Corporate Finance Head at Citigroup’s office in Santiago, Chile, and held various positions in investment banking in Chile, Venezuela and the United States. Mr. Bascur serves on the boards of Dream S.A., a Chilean company in the entertainment and lodging business; Sundance Investment, LLC and Subandean E&P, LLC, a subsidiary of Sundance Investment LLC, an oil and gas company in Peru; Empresa Constructora Moller y Perez-Cotapos S.A., a construction and real estate company in Chile; Tenedora Augusta, S.A.P.I. de C.V., a hotel developer and operator in Mexico; Transportadora de Gas Internacional S.A.E.S.P., a Colombian gas pipeline company; Adir International LLC, a California based retailer; and Citigroup International Finance Corporation, a wholly-owned subsidiary of Citigroup, Inc. Mr. Bascur holds a degree in Civil Engineering from Universidad Católica de Chile and an M.B.A. degree from the Wharton School of the University of Pennsylvania. Mr. Bascur has extensive management and corporate governance expertise gained through years of executive leadership positions with businesses throughout Latin America. Mr. Bascur has an educational background in financial and business management and holds an advanced degree from a highly acclaimed university. Mr. Bascur’s breadth of experience in various industries and countries allows him to provide valuable insights into the markets where we operate and different types of customers that we service. Mr. Bascur is an independent director within the meaning of the applicable laws, regulations and the listing standards of the Nasdaq Global Market, or Nasdaq.

Adolfo Henriques was elected a director of our company in February 2008. Mr. Henriques is currently Vice Chairman, President and Chief Operating Officer of Gibraltar Private Bank and Trust Co., a private banking and wealth management company based in Coral Gables, Florida. From 2008 through February 2011, Mr. Henriques was Vice Chairman of the Related Group, a builder of luxury condominiums and multi-family real estate developments. From 2005 until its sale in December 2007, Mr. Henriques was Chairman, President and Chief Executive Officer of Florida East Coast Industries, a commercial real estate firm and regional freight railroad company. Prior to 2005, Mr. Henriques held several senior positions in the banking industry, most recently serving as Chief Executive Officer of the South Region for Regions Bank from 1998 to 2005. Mr. Henriques is currently also a member of the board of directors of Heico Corporation, Medical HealthCare Plans, Inc. and its affiliate, Medica Health Plans of Florida, Inc. Mr. Henriques holds a B.A. in Business from St. Leo College and a Master’s Degree in Accounting from Florida International University. Mr. Henriques’ significant experience as an executive and manager of business throughout the South Florida region allows him to offer strategic insight into our operations in Florida. Mr. Henriques’ educational background in accounting and business management, as well as his years of business experience, provide him with the expertise necessary to effectively serve on our Audit Committee and our Board of Directors. Mr. Henriques satisfies the independence requirements of Nasdaq and qualifies as an outside director within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended, (“Section 162(m)” of the “Internal Revenue Code”) and non-employee director within the meaning of Rule 16b-3 of the rules promulgated under the Securities Exchange Act of 1934, as amended. Mr. Henriques satisfies the audit committee members independence requirements of Nasdaq, the Securities Exchange Act of 1934 and the Securities and Exchange Commission (“SEC”) rules and regulations. Mr. Henriques is an independent director within the meaning of the applicable laws, regulations and the listing standards of Nasdaq.

J. Mark Howell was appointed a director of our company in April 2011. Mr. Howell has been the President of Brightpoint Americas since June 30, 2008. Previously, Mr. Howell served as Brightpoint’s Co-Chief Operating Officer and President, Americas from July 31, 2007. Mr. Howell served as President of Brightpoint from September 1996, President, Americas until March 2001, and was Brightpoint’s Chief Operating Officer from August 1995 until April 1998 and from July 1998 until March 2003. Mr. Howell was Executive Vice President, Finance, Chief Financial Officer, Treasurer and Secretary of Brightpoint from July 1994 until September 1996. From July 1992 until joining Brightpoint in 1994, Mr. Howell was the Corporate Controller of ADESA Corporation, a company that owns and operates automobile auctions in the United States and Canada. Prior thereto, Mr. Howell was an accountant with Ernst & Young LLP.

Thomas A. Madden has been a director of our company since December 2006. From 2001 until his retirement in 2005, Mr. Madden served as the Executive Vice President and Chief Financial Officer of Ingram Micro. From 1997 to 2001, Mr. Madden was the Senior Vice President and Chief Financial Officer of Arvinmeritor, Inc. Mr. Madden currently serves on the boards of Mindspeed Technologies, Inc., a company designing, developing and selling semiconductor networking solutions for communications applications and Freight Car America, Inc., manufacturer of railroad freight cars. Mr. Madden previously served on the board of the City of Hope Cancer Institute until 2011. Prior thereto, Mr. Madden worked as a CPA with Coopers and Lybrand LLP. Mr. Madden holds a B.S. degree in Accounting from Indiana University of Pennsylvania and an M.B.A. degree from the University of Pittsburgh. Mr. Madden’s extensive professional experience, in particular his management and corporate governance expertise, make him qualified to serve on our Board of Directors. In addition, Mr. Madden has extensive experience in performing policy development, implementation and oversight functions in executive positions in industry-related businesses, including having recently served as Chief Financial Officer of Ingram Micro, a member of our peer industry group. Mr. Madden has an educational background in accounting and holds an advanced degree in business management. Mr. Madden satisfies the independence requirements of Nasdaq and qualifies as an outside director within the meaning of Section 162(m) of the Internal Revenue Code and non-employee director within the meaning of Rule 16b-3 of the rules promulgated under the Securities Exchange Act of 1934. Mr. Madden is an independent director within the meaning of the applicable laws, regulations and the listing standards of the Nasdaq independence standards for our nominating and corporate governance committee. Mr. Madden satisfies the audit committee members independence requirements of the Nasdaq, the Securities Exchange Act of 1934, and the SEC rules and regulations. Our Board of Directors has determined that Mr. Madden qualifies as an “audit committee financial expert” under the SEC rules and regulations.

Juan Pablo Pallordet has been a director of our company since 2004. Mr. Pallordet is currently a Partner of CVC International, where he has worked since 1999, specializing in private equity investments related to oil and gas, infrastructure and technology, amongst others. Mr. Pallordet is currently a board member of Sundance Investment, LLC, an oil and gas company in Peru, Contugas S.A.C., a gas distrubution company in Peru and an alternate board member of Transportadora de Gas Internacional S.A. E.S.P., a Colombian gas pipeline company. Mr. Pallordet previously served on the board of Avantel, S.A., a wireless telecommunications company in Colombia until 2010. Mr. Pallordet holds an advanced degree in Industrial Engineering from the Universidad de Buenos Aires. Mr. Pallordet has extensive professional experience, both in Latin America and in a related industry, and management and corporate governance expertise. Mr. Pallordet has an educational background in engineering, which contributes to the diversity of skills and education composition of our Board of Directors. Mr. Pallordet satisfies the independence requirements of the Nasdaq and qualifies as an outside director within the meaning of Section 162(m) of the Internal Revenue Code and non-employee directors within the meaning of Rule 16b-3 of the rules promulgated under the Securities Exchange Act of 1934. Mr. Pallordet satisfies the Nasdaq independence standards for our nominating and corporate governance committee. Mr. Pallordet is an independent director within the meaning of the applicable laws, regulations and the listing standards of Nasdaq.

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

Leopoldo Coronado was appointed Chief Operating Officer of our company in December 2011. Prior to joining our company, Mr. Coronado held several senior positions at Avon Products, Inc, most recently, serving as the Vice President of Commercial Operations for its Latin American division. From 2005 to 2011, Mr. Coronado served in a variety of capacities for Avon throughout the Latin American region, including supply chain strategy and transformation. From 1982 to 2005, Mr. Coronado held several management positions at The Procter & Gamble Company (P&G), including Director of LatAm Logistics and Customer Services and Director of Customer Service and Logistics. Mr. Coronado earned a degree in Electro-Mechanical Engineering in Mexico City, Mexico at the Universidad Anahuac, where he was a professor of computer programming, numerical methods and operations research.

Code of Business Conduct and Ethics

We maintain a Code of Business Conduct and Ethics applicable to all directors, officers and employees, including executive officers. The Code of Business Conduct and Ethics is available without charge through the “Investor Relations, Governance Library” section of our website www.intcomex.com, by writing to the attention of: Investor Relations, c/o Intcomex, Inc., 3505 NW 107th Avenue, Miami, Florida 33178, or by emailing to ir@intcomex.com. Any waivers of the provisions of this Code of Ethics and Business Conduct for directors or executive officers may be granted only in exceptional circumstances by our Board of Directors, or an authorized committee thereof, and will be promptly disclosed to our shareholders.

Corporate Governance

Board of Directors

Board Size, Composition and Independence

Our amended and restated certificate of incorporation and by-laws provide that the size of our Board of Directors will be determined by a resolution of a majority of the Board of Directors. Directors are elected for a one-year term or until their successors are duly elected and qualified. Executive officers serve at the discretion of the Board of Directors. In March 2011, Andres Small, our former board member, resigned as a member of the Board of Directors. Mr. Small’s resignation did not result from a disagreement with us, or any matter with respect to our operations, policies, practices or public disclosures. In April 2011, J. Mark Howell, President of Brightpoint Americas, was appointed a member of the Board of Directors. Our Board of Directors consists of seven members as of March 13, 2012.

We currently are party to a shareholders’ agreement pursuant to which, prior to an IPO, three of our directors are to be nominated by CVC International, one of our directors is to be nominated by Brightpoint Latin America so long as it owns at least 50% of the shares it currently owns, one of our directors is to be nominated by Messrs. Anthony Shalom and Michael Shalom so long as they collectively control securities in the aggregate representing not less than 16% of our voting power, and two of our directors are to be independent. Each of CVC International, Brightpoint Latin America and collectively, Messrs. Anthony and Michael Shalom, or the Shaloms, is entitled to remove the independent directors at any time and replace them with other individuals who would be independent directors pursuant to the terms of the shareholder agreement.

Board Leadership Structure and Oversight

Our board leadership is designed with separate Chief Executive Officer and Chairman of the Board of Directors. Mr. Michael Shalom is our Chief Executive Officer and President, and is responsible for the day-to-day leadership of our company. Mr. Anthony Shalom is our Chairman and provides guidance to the Chief Executive Officer. We separate the roles of Chief Executive Officer and Chairman of the Board of Directors in recognition of the differences between the two roles, and our Board of Directors believes this provides an efficient and effective leadership model for our company. The Chief Executive Officer is responsible for setting our strategic direction and our day-to-day leadership and performance, while the Chairman of the Board of Directors provides guidance to the Chief Executive Officer and sets the agenda for meetings and presides over meetings of our Board of Directors. This structure reflects the continuing strong leadership, energy and passion brought to our Board of Directors by our founder, Mr. Anthony Shalom, and the day-to-day management direction of our company under his son, Mr. Michael Shalom, as Chief Executive Officer and President. The Board of Directors, as a whole, has responsibility for risk oversight with reviews of certain risks and exposures being delegated to the relevant committees of the Board of Directors that report on their deliberations to the Board of Directors. The oversight responsibility of the Board of Directors and its committees is supported by management reporting processes that are designed to provide visibility to the Board of Directors about the identification, assessment and management of critical risks and mitigation or management initiatives. These areas of focus include competitive, economic, operational, financial, legal, regulatory, compliance, safety and reputational risks. In addition to regular management presentations that highlight risks and exposures, where relevant and material, the Board of Directors and its committees have regular executive sessions with management personnel responsible for certain areas of risk and with third parties.

Committees of the Board of Directors

Our standing committees of the Board of Directors consist of an audit committee, a nominating and corporate governance committee and a compensation committee.

Audit Committee. Our audit committee consists of Messrs. Madden (Chairperson), Henriques, Pallordet and Michael Shalom. Messrs. Madden and Henriques satisfy the audit committee members’ independence requirements of Nasdaq, the Securities Exchange Act of 1934, and the SEC rules and regulations. Our Board of Directors has determined that Mr. Madden qualifies as an “audit committee financial expert” under the SEC rules and regulations. The rules of Nasdaq, or the Nasdaq Rules and Rule 10A-3 of the rules promulgated under the Securities Exchange Act of 1934 require that the audit committee of a listed company be comprised solely of independent directors. Mr. Pallordet is not an “independent” audit committee member under the Nasdaq independence standards for audit committee members and Rule 10A-3 of the rules promulgated under the Securities Exchange Act of 1934 because of his affiliation with CVC International, our principal shareholder. Mr. Michael Shalom is not an “independent” audit committee member under the Nasdaq independence standards for audit committee members because he is the President of our company.

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

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee consists of Messrs. Pallordet and Madden who satisfy the Nasdaq independence standards. The nominating and corporate governance committee will identify qualified individuals to become members of the Board of Directors, determine the composition of the Board of Directors and its committees and develop and recommend to the Board of Directors sound corporate governance policies and procedures. The design and operation of the director nomination program reflects our principles to recruit and retain talented members of our Board of Directors with qualifications that support development and implementation of our strategy and the ability to act in the best interest of our shareholders.

The nominating and corporate governance committee reviews the composition of the Board of Directors and, as necessary and at its discretion, recommends to the Board of Directors when a director should be removed, replaced or added when a vacancy occurs by reason of disqualification, resignation, retirement, death, or an increase in the size of the Board of Directors. The nominating and corporate governance committee considers candidates for nomination to the Board of Directors from a number of sources, and believes it is important to have directors from various backgrounds and professions in order to ensure that the Board has a wealth of experiences to inform its decisions. The committee considers individuals for nomination to serve as members of the Board of Directors based upon their requisite skills and characteristics as well as the composition of the Board as a whole. The assessment includes the individual’s qualification as an independent board member based upon Nasdaq independence standards and the consideration of diversity, education, specialized skills and professional experience in the context of the needs of the Board of Directors and the best interest of our company. The committee also considers the director nominees for experience in executive leadership, financial management expertise, corporate governance and policy development and enforcement. The committee reviews candidate qualifications based on industry knowledge of logistics and distribution or expertise relevant to our business, and its management and the individual’s ability and willingness to devote the required time to provide service as a member of the Board of Directors. The committee performs an evaluation of each director’s performance annually before recommending the nomination of a member of the Board of Directors for an additional term.

Compensation Committee. The compensation committee consists of Messrs. Henriques (Chairperson), Madden, Pallordet and Anthony Shalom. Messrs. Henriques, Madden and Pallordet satisfy the independence requirements of the Nasdaq and qualify as the outside directors within the meaning of Section 162(m) of the Internal Revenue Code and non-employee directors within the meaning of Rule 16b-3 of the rules promulgated under the Securities Exchange Act of 1934. Mr. Anthony Shalom is not an “independent” compensation committee member under the Nasdaq independence standards for compensation committee members because he is the Chairman of our company.

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

Compensation Discussion and Analysis

This Compensation Discussion and Analysis, or CD&A, focuses on our Named Executive Officers, or NEOs. The NEOs are Messrs. Anthony Shalom, Chairman; Michael Shalom, Chief Executive Officer and President; Russell A. Olson, Chief Financial Officer, Secretary and Treasurer; and Leopoldo Coronado, Chief Operating Officer of our company.

Role of Compensation Committee

The compensation committee is responsible for the review and approval of all aspects of our compensation program and makes all decisions regarding the compensation of our NEOs, other executive officers, if any, collectively referred to herein as the Executive Officers, and members of the Board of Directors including the following specific responsibilities:

•

review, modify and administer all compensation plans and programs to the Executive Officers and ensure such plans are aligned with our company’s compensation strategies and policies and our performance goals and objectives;

•	annually review, evaluate and approve:

•	performance criteria, terms and award vehicles used in our compensation plans and arrangements of the Executive Officers;

•	performance of and compensation level approved and delivered to the Executive Officers;

•	employment, compensatory and other contractual arrangements, contracts, plans, policies and programs affecting the Executive Officers;

•	biannually review, evaluate and approve compensation arrangements for the Board of Directors; and

•	differentiate pay based on individual performance, assessed on objective and subjective criteria.

Compensation Philosophy and Objectives

The design and operation of the executive compensation program and decisions reflects our foundations of principles to recruit and retain talented leadership and implement measurable and achievable individual and company performance targets as award vehicles in our compensation plan. Our compensation philosophy is relatively simple — reflecting the size, status as a privately-held company not traded on a public stock exchange.

Executive Compensation

The design and operation of the executive compensation program and decisions reflects our foundations of principles to recruit and retain talented leadership and implement measurable and achievable individual and company performance targets as award vehicles in our compensation plan. The executive compensation program is intended to award a combination of quantitative and qualitative measures. The quantitative measures are based upon a weighted metrics of net income, operating income and cash conversion cycle days. The qualitative measures are based upon a series of goals to ensure business continuity and secure the future performance of our company.

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

Annual Bonus. We provide the opportunity for our NEOS to earn a market competitive annual cash incentive award to recognize appropriate level of measurable and achievable individual and Company performance targets as award vehicles in our compensation plan. The compensation committee reviews the NEOs’ annual bonuses each year and determines whether changes to the annual bonus program are required based on changes in our Company’s performance and other factors relevant to our company.

In 2011, we offered an annual bonus to each of our NEOs based upon the achievement of certain financial (net income, operating income and cash conversion cycle) and non-financial (operational excellence initiatives) goals established by the compensation committee. For the annual bonus of each of our NEOs, see “—Summary NEO Compensation Table.”

Long-Term Incentive Awards. We offer market competitive long-term incentive awards to certain of our NEOs to motivate executives to make decisions to focus on the long-term growth of our company and increase shareholder value, to attract and retain an appropriate caliber of talent for the position and to recognize that similar long-term equity incentives are provided at companies with whom we compete for talent. The compensation committee reviews the long-term incentive awards for the NEOs annually and determines whether changes to the long-term incentive awards are required based on changes in our competitive market, individual performance, experience in the position, and other relevant factors. In 2011, we offered long-term incentive awards to our NEOs. For a discussion of Mr. Olson’s long-term incentive awards, see “—Employment Agreements; Potential Payments Upon Termination or Change of Control.”

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

A maximum of 1,700 shares of the Common Stock may be issued under the 2007 Founders’ Option Plan, and subject to certain capital adjustment provisions, a maximum of 250 shares of common stock, subject to options, may be granted to management employees and independent, non-employee directors in a single calendar year. As of December 31, 2011, 1,540 stock options were issued, of which 860 were outstanding and 160 may be issued under the 2007 Founders’ Option Plan. As of December 31, 2010, 1,540 stock options were issued, of which 1,280 were outstanding and 160 may be issued under the 2007 Founders’ Option Plan. Upon exercise of the outstanding stock options granted under the 2007 Founders’ Option Plan, an aggregate of 1,280 shares of the Common Stock are issuable with a weighted average exercise price of $1,077 per share.

Deferred Compensation Plan. Our NEOs and each of our employees may participate in a 401(k) plan to provide them with retirement benefits and a means to save for their retirement. The 401(k) plan is intended to be a tax-qualified plan under Section 401(a) of the Internal Revenue Code. As of December 31, 2011, we did not make any contributions to the employee’s 401(k) savings plan. For the deferred compensation of each of our NEOs, see “—Summary NEO Compensation Table.”

Perquisites. We do not provide any executives or employees with perquisites or a perquisite allowance.

Other Benefits. Insurance benefits for executives employ the same formulae as are applicable to all our employees.

The Decision Making Process

The compensation committee met five times during 2011 to evaluate our company’s and our NEOs’ performance in determining the NEOs’ annual company performance based and individual performance based bonuses. In making the annual bonus decisions for 2011, the compensation committee evaluated the NEOs’ overall contribution to our company’s financial and operational performance, the pre-established bonus criteria and levels to be awarded to our NEOs, our company’s overall strategic performance priorities, the competitive market conditions in which we operate and our prior years’ cash bonuses. The compensation committee also evaluated the NEOs’ individual performance goals and objectives to make the preliminary and final compensation decisions related to our NEOs’ annual company performance based and individual performance based bonus. We do not hold shareholder advisory votes on executive compensation because our shares are privately held.

Annual Company Performance Based Bonus—The compensation committee considered the key pre-established criteria in making and finalizing its year-end compensation performance based bonus decisions affecting our NEOs, including net income, operating income, minimum operating income metrics and cash conversion cycle. The level at which we fund our NEOs’ bonuses correlates to the degree in which the targets have been met, not met, or exceeded.

We met our net income, operating income minimum operating income metrics and cash conversion cycle performance objectives; therefore, our NEOs will be awarded an Annual Company Performance Bonus for 2011.

Annual Individual Performance Bonus—The compensation committee considers additional performance factors related to the NEO’s progress related to our core strategic performance priorities. As part of the compensation decision process, the compensation committee judges each NEO on the overall performance priorities, without a set weight assigned to each of the factors, but an overall weighting for the group of priorities. The compensation committee reviews and balances these factors in the aggregate in determining individual NEO bonuses, or the Annual Individual Performance Bonus. The Annual Individual Performance Bonus is based upon a combination of quantitative and qualitative measures. The quantitative measures account for 75% of the bonus and are based upon the achievement of a weighted metrics of net income, operating income and cash conversion. The qualitative measures account for 25% of the bonus and are based upon the achievement of goals for continuity and goals to secure the future of our company. The compensation committee considers the following performance priorities and key strategic initiatives: (i) strengthening of effectiveness over financial and controls competencies; (ii) strengthening of sales engine; (iii) identification of business growth opportunities to grow and expand the business frontier; (iv) continued and improved business infrastructure; and, (iv) improved talent management. The specific targets for the performance priorities are not disclosed because we believe disclosure of this information would cause us competitive harm. These targets are based on our business plan for the current fiscal year, and are intended to be challenging, yet achievable. Based upon our historical experience, management has been expected to achieve between 85% to 100% of the targets. For the year ended December 31, 2011, the compensation committee awarded an Annual Individual Performance Bonuses for 2011, which is detailed in our Summary NEO Compensation Table.

Compensation of Our NEOs

The compensation committee established short-term annual bonus incentive award for each NEO. For the year ended December 31, 2011, the short-term annual bonus incentive target was 85% for the Chairman, 85% for the President and 50% for the Chief Financial Officer of their respective 2011 base salaries. The NEO is eligible to earn a short-term annual bonus based on our achievement of certain financial metrics and the individual NEO’s achievement of their Annual Individual Performance Bonus. The NEO qualifies to earn up to 75% of the actual short-term annual bonus based upon the achievement of financial metrics including our average cash conversion cycle of each quarter and our year-end and operating income and net income based on consolidated U.S. GAAP financial statements. The NEO qualifies to earn up to the remaining 25% of the actual short-term annual bonus based upon the successful achievement of their Annual Individual Performance Bonus including the development of a comprehensive five-year strategic planning process company-wide, the identification of business growth opportunities, and the effectiveness of our disclosure controls and procedures and internal controls over financial reporting in compliance with the Sarbanes-Oxley Act of 2002.

Our Chief Operating Officer was appointed in December 2011 and is not eligible to earn a short-term annual bonus for 2011.

Pay Equity. On February 21, 2012, the compensation committee approved the compensation package including a base salary component and a short-term incentive award component for Messrs. Anthony Shalom and Michael Shalom and the compensation package including a base salary component, an annual bonus component and a long-term incentive award component for Messrs. Olson and Coronado. The annual bonus component for Messrs. Olson and Coronado is appropriate for their scope of responsibilities as our Chief Financial Officer, Secretary and Treasurer and Chief Operating Officer, respectively, and is used by the compensation committee to balance the compensation for Messrs. Olson and Coronado’s respective position among their peer NEOs. For a further discussion on the security ownership of certain beneficial owners, see Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report.

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

Role of Executive Officers in Compensation Decisions

Until his resignation as Chief Executive Officer and acceptance of the role as Chairman of our Board of Directors on February 15, 2010, our former Chief Executive Officer was a member of the compensation committee, attended and participated in the compensation committee meetings. As Chairman, he continues his role as a member of the compensation committee and recommends any changes to be made to the NEOs’ compensation packages, criteria and levels to the compensation committee; the compensation committee considers and approves the changes. The compensation committee sets the compensation of the Executive Officers and consults with the Chairman with respect to the compensation of the President and Chief Executive Officer, Chief Financial Officer and Chief Operating Officer.

Equity Grant Practices and Equity Ownership Guidelines

The compensation committee authorizes the issuance of equity grants to employees, directors and Executive Officers. The compensation committee reviews, modifies and administers all equity compensation plans, programs and ownership guidelines to ensure such plans are aligned with our compensation strategies and policies and our performance goals and objectives. We do not require Executive Officers to hold shares in our company.

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

Tax Deductibility Considerations

We believe that all compensation paid to our NEOs for 2011 is accounted for as expense in the period to which it relates in accordance with U.S. GAAP and is deductible for U.S. federal income tax purposes. In no case during 2011 was any proposed form of compensation materially revised to take into account the impact of tax or accounting treatment. The impact of the deductibility limits of Section 162(m) of the Internal Revenue Code, did not materially impact our compensation decisions for 2011, because those provisions of the Internal Revenue Code did not apply to us in 2011, and our compensation levels for 2011 did not approach the $1.0 million per named executive officer level at which compensation deductions may be denied under those provisions.

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

Compensation Committee Report

Our compensation committee has reviewed and discussed this CD&A with our management. Based upon this review and discussion, the compensation committee recommended to the Board of Directors that the CD&A be included in this Annual Report.

Compensation Committee

Adolfo Henriques (Chairperson)

Thomas A. Madden

Juan Pablo Pallordet

Anthony Shalom

Summary NEO Compensation

The summary compensation table reflects information regarding the components of total compensation for our most highly compensated executive officers for the years ended December 31, 2011, 2010 and 2009.

Summary NEO Compensation Table

Name and Principal Position	Year	Salary	Bonus(4)	Grant Date Fair Value of Stock Awards(4)	Grant Date Fair Value of Option Awards(5)	Non-Equity Incentive Plan Compensation(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(6)	Total
Anthony Shalom,	2011	$257,961	$230,252	$—	$—	$—	$—	$—	$488,213
Chairman(2)	2010	$296,356	$66,831	$—	$—	$—	$—	$—	$363,187
	2009	$342,250	$—	$—	$—	$191,981	$—	$7,400	$541,631
Michael Shalom,	2011	$370,000	$348,439	$—	$—	$—	$—	$—	$718,439
President and Chief Executive Officer(3)	2010	$329,442	$75,480	$—	$—	$—	$—	$—	$404,922
	2009	$342,250	$—	$—	$—	$166,940	$—	$7,400	$516,590
Russell A. Olson,	2011	$280,000	$155,108	$124,197	$—	$—	$—	$—	$559,305
Chief Financial Officer, Treasurer and Secretary	2010	$261,692	$63,000	$27,857	$—	$—	$—	$—	$352,549
	2009	$280,000	$—	$—	$—	$107,383	$—	$5,600	$392,983

(1)	Leopoldo Coronado has been Chief Operating Officer of our company since December 1, 2011.
(2)	Anthony Shalom has been Chairman of our company since 2004 and was the Chief Executive Officer until his resignation as Chief Executive Officer on February 15, 2010.
(3)	Michael Shalom has been President of our company since 2004 and became Chief Executive Officer effective February 15, 2010.
(4)	Represents amounts earned during the fiscal years covered related to NEOs’ achievements versus established goals.
(5)	In February 2007, the Board of Directors authorized a one-time issuance of options to acquire an aggregate of 1,540 shares of Common Stock, under the 2007 Founders’ Option Plan to certain of our company’s management employees and independent, non-employee directors. The shares vest ratably over a three year vesting period of one-third per year and expire 10 years from the date of grant.
(6)	Represents amounts contributed by our company to the employee’s 401(k) account.

Grants of Plan-Based Awards at Fiscal Year End 2011

Name and Principal Position	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Shares of Stock or Units (#)	Exercise Or Base Price of Option Awards ($/Sh)	Grant Date Fair Value Of Stock And Option Awards
Russell A. Olson,	May 17, 2011	48	—	$—	$27,857
Chief Financial Officer, Treasurer and Secretary		—	—	$—	$—
		—	—	$—	$—

Outstanding Equity Awards at Fiscal Year End 2011

	OPTION AWARDS						Number of Shares of Stock that have not Vested	STOCK	AWARDS
Name and Principal Position(1)	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price		Option Expiration Date		Market Value of Shares of Stock that have not Vested	Equity Incentive Plan Awards Number of Unearned Shares that have not Vested	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares that have not Vested
Anthony Shalom,	—	—	—	$—		—	—	$—	—	—
Chairman(1)
Michael Shalom,	—	—	—	$—		—	—	$—	—	—
President and Chief Executive Officer
Russell A. Olson,	133	—	67	$1,077	(1)	Feb 27, 2017	—	$—	—	—
Chief Financial Officer, Treasurer and Secretary

(1)	Leopoldo Coronado has been Chief Operating Officer of our company since December 1, 2011.
(2)	In February 2007, the Board of Directors authorized a one-time issuance of options to acquire an aggregate of 1,540 shares of Common Stock, under the 2007 Founders’ Option Plan to certain of our company’s management employees and independent, non-employee directors. The shares vest ratably over a three year vesting period of one-third per year and expire 10 years from the date of grant.

Employment Agreements; Potential Payments Upon Termination or Change of Control

The following describes certain of our obligations on various termination situations for our NEOs, Messrs. Olson and Coronado. We have no other obligation with respect to any termination or change in control payments to any of the NEOs nor do we maintain other employment agreements with any of the NEOs. The compensation committee approves compensation packages for Anthony and Michael Shalom on an annual basis in accordance to the procedures described in “—Decision Making Process”, and “—Compensation of Our Named Officers.”

We have an employment agreement with Mr. Olson, our Treasurer, Chief Financial Officer and Secretary, which expired on December 31, 2011, and automatically renews for subsequent one-year terms until Mr. Olson’s employment our company terminates. As set forth in the employment agreement, Mr. Olson’s annual base salary is $280,000, plus an annual performance bonus of up to 50% of his base salary, which is $140,000 for 2011, based on the achievement of specified performance targets, including achieving certain levels of EBITDA, gross revenues, working capital management and project specific performance. Mr. Olson also participates in the Long Term Incentive Plan, or the LTIP, with a 2011 target of 40% of his base salary, or $112,000, to be paid out in restricted shares with a four-year vesting schedule. Payouts under the LTIP will be indexed using the same performance score used in the Short Term Incentive Plan. Mr. Olson is also eligible to receive employee benefits comparable to the benefits provided to our other employees.

In the event Mr. Olson’s employment is terminated by us for “Cause” or by Mr. Olson not for “Good Reason” following a “Change in Control,” (as each term is defined in the employment agreement), Mr. Olson would be entitled to: (i) base salary due through the termination date; (ii) unpaid bonus compensation from the previous calendar year, if applicable; (iii) additional salary for accrued and unused vacation; (iv) compensation for unreimbursed business expenses; (v) all compensation due under the terms of our employee benefit plans; and, (vi) all of Mr. Olson’s vested restricted shares through the termination date.

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

On May 18, 2011, our Board of Directors authorized and the Company’s shareholders approved the issuance of 48 restricted shares of Common Stock with a three-year annual vesting period to Mr. Olson, as annual equity consideration.

Mr. Olson’s employment agreement contains confidentiality provisions and provides for customary restrictive covenants, including non-competition and non-solicitation provisions for a period of 24 months following termination of employment for Cause and 12 months following termination without Cause or for Good Reason following a Change in Control.

On November 1, 2011, we entered into an employment agreement with Mr. Coronado, our Chief Operating Officer, which was effective as of December 1, 2011, expires on November 30, 2012, and automatically renews for subsequent one-year terms until Mr. Coronado’s employment our company terminates. As set forth in the employment agreement, Mr. Coronado’s annual base salary is $310,000, plus an annual performance bonus of up to 50% of his base salary, which is $155,000 for 2012, based on the achievement of specified performance targets, including achieving certain levels of EBITDA, gross revenues, working capital management and project specific performance. Mr. Coronado also participates in the Long Term Incentive Plan, or the LTIP, with a 2011 target of 100% of his base salary, or $310,000, to be paid out in restricted shares with a four-year vesting schedule. Payouts under the LTIP will be indexed using the same performance score used in the Short Term Incentive Plan. Mr. Coronado is also eligible to receive employee benefits comparable to the benefits provided to our other employees.

In the event Mr. Coronado’s employment is terminated by us for “Cause” or by Mr. Coronado not for “Good Reason” following a “Change in Control,” (as each term is defined in the employment agreement), Mr. Coronado would be entitled to: (i) base salary due through the termination date; (ii) unpaid bonus compensation from the previous calendar year, if applicable; (iii) additional salary for accrued and unused vacation; (iv) compensation for unreimbursed business expenses; (v) all compensation due under the terms of our employee benefit plans; and, (vi) all of Mr. Coronado’s vested restricted shares through the termination date.

In the event Mr. Coronado’s employment is terminated by us without “Cause” or by Mr. Coronado for “Good Reason” following a “Change in Control,” Mr. Coronado would be entitled to, subject to his execution of a general release and waiver, the amounts and benefits described in the preceding paragraph and an additional lump sum severance payment equal to the sum of: (i) 12 months of salary; (ii) a pro-rata bonus payment for the calendar year of Mr. Coronado’s termination based on the average bonus payout from the previous two calendar years; and, (iii) accelerated vesting of all restricted stock granted to Mr. Coronado under the LTIP for prior years.

Generally, Mr. Coronado’s employment agreement defines “Cause” to mean: (i) the executive’s serious, willful misconduct in the performance of his duties; (ii) failure to carry out directions from the President, CEO or Board of Directors; (iii) any act or omission by the executive intended to enrich him, or any other party, in derogation of his duties to us; (iv) the executive’s commission of a crime of moral turpitude, fraud or misrepresentation; (v) the executive’s material breach of his employment agreement; or (vi) any willful or purposeful act or omission by the executive having the effect of injuring our business.

Generally, Mr. Coronado’s employment agreement defines “Good Reason” to mean: (i) a material adverse change in the duties or title of the executive which are unacceptable to him; or (ii) our material breach of the employment agreement.

Generally, Mr. Coronado’s employment agreement defines “Change in Control” to mean the occurrence of one or more of the following events: (i) a sale of substantially all of our assets; (ii) our shareholders approve a merger or consolidation of Intcomex, Inc. with any entity, other than a merger or consolidation which would result in the our voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent of the combined voting power of the voting securities of Intcomex, Inc. or such surviving entity outstanding immediately after such merger or consolidation; (iii) a change in ownership of Intcomex, Inc. through a series of transactions, such that any person or entity becomes the Beneficial Owner (as defined under Rule 13-d-3 of the Exchange Act), directly or indirectly, of securities of the Intcomex, Inc. representing fifty percent or more of securities of the combined voting power of Intcomex, Inc.’s then outstanding securities; provided that, for such purposes: (i) any acquisition by Intcomex, Inc. in exchange for its securities shall be disregarded, and (ii) any acquisition of securities by Intcomex Inc.’s affiliates in transactions regardless of the amount of securities acquired will not constitute a change in ownership or a Change in Control. In no event will either the sale of Intcomex Inc. stock as a result of an initial public offering, or any changes of legal entity names or location, constitute a Change of Control.

Mr. Coronado’s employment agreement contains confidentiality provisions and provides for customary restrictive covenants, including non-competition and non-solicitation provisions for a period of 24 months following termination of employment for Cause and 12 months following termination without Cause or for Good Reason following a Change in Control.

401(k) Plan

Our NEOs and each of our employees in our Miami Operations may participate in a 401(k) plan to provide them with retirement benefits and a means to save for their retirement. The 401(k) plan is intended to be a tax-qualified plan under Section 401(a) of the Internal Revenue Code.

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

Eligible board members will receive an annual retainer consisting of an equity grant of restricted shares of Common Stock equivalent to the fair value of $50,000, with a three year cliff vesting period and a cash payment of $40,000 made ratably over four quarters, or the Director Annual Retainer. The cash payment is for attendance of up to five board meetings per year, and an additional $1,000 for attendance in person and $500 for attendance by telephone for each meeting in excess of five board meetings. The audit committee chair will receive an annual cash retainer of $12,000 and all other committee chairs will receive an annual cash retainer of $10,000. Eligible board members will also receive $1,000 for attendance in person and $500 for attendance by telephone for board committee meetings. The lead independent director will receive an annual cash retainer of $12,000. In lieu of the Director Annual Retainer, a new board member will receive an equity grant of restricted shares of Common Stock equivalent to the fair value of $90,000, with a three year vesting period of one-third per year.

During the years ended December 31, 2011, 2010 and 2009, there were 172, 128 and 192, respectively, restricted shares of Common Stock, granted to certain independent, non-employee directors, respectively.

In June 2010, our Board of Directors authorized and our shareholders approved the issuance of 64 restricted shares of Common Stock, with a three-year cliff vesting period to each of our directors Messrs. Henriques and Madden, as annual equity consideration for their board membership (collectively the 2010 Restricted Stock Issuance).

In September 2009, our Board of Directors approved, subject to shareholder approval, the designation of an additional 1,000 shares of Common Stock, to be reserved for the grant of restricted stock to our Board of Directors.

In May 2009, our Board of Directors authorized and our shareholders approved the issuance of 96 restricted shares of Common Stock, with a three year cliff vesting period to each of our directors Messrs. Henriques and Madden, as their annual equity consideration for board membership (collectively, the 2009 Restricted Stock Issuance).

In January 2009, in accordance with the terms of her resignation agreement with us, Ms. Miltner surrendered her right to: (1) the 41 restricted shares of Common Stock, with a three-year cliff vesting period, that were authorized by our Board of Directors in February 2008 and approved by our shareholders in June 2008; and, (2) the 32 restricted shares of Common Stock, with a three year vesting period of one-third per year on the annual anniversary date, that were authorized, upon completion of an IPO and at the IPO price, by our Board of Directors in November 2007.

In February 2008 our Board of Directors authorized, and in June 2008 our shareholders approved, the issuance of 73 restricted shares of Common Stock, with a three year cliff vesting period, to our director Mr. Henriques, as the initial equity consideration for his election to the Board of Directors and 41 each of restricted shares of Common Stock, with a three year cliff vesting period to our director Mr. Madden and our former director Ms. Miltner, as their annual equity consideration for board membership. In January 2009, Ms. Miltner surrendered her right to the restricted shares of Common Stock, in accordance with the terms of her resignation agreement with us.

In November 2007, our Board of Directors authorized the issuance of 32 restricted shares of Common Stock, upon completion of an IPO and, at the IPO price, to each of our director Mr. Madden and our former director Ms. Miltner. The restricted shares have a three-year vesting period of one-third per year on the annual anniversary date. In January 2009, Ms. Miltner surrendered her right to the restricted shares of Common Stock, in accordance with the terms of her resignation agreement with us.

Directors who are also employees of our company or affiliated with CVC International do not receive any compensation under the board membership compensation plan. Messrs. Anthony Shalom, Michael Shalom and directors of the board affiliated with CVC International do not receive director compensation. The summary director compensation table describes the total compensation paid to our independent, non-employee directors for the year ended December 31, 2011.

Independent, Non-Employee Directors

Adolfo Henriques

Thomas A. Madden

Director Compensation Table For Fiscal Year 2011

Name and Principal Position	Year	Fees Earned or Paid in Cash	Grant Date Fair Value of Stock Awards		All Other Compensation	Total
Adolfo Henriques, Director Compensation Committee Chairperson, Audit Committee Member	2011	$42,500	$50,000	(1)	$—	$92,500
Thomas A. Madden, Director Audit Committee Chairperson, Nominating & Corporate Governance Committee Member, Compensation Committee Member	2011	$44,000	$50,000	(1)	$—	$94,000

(1)	In May 2011, we granted 86 restricted shares of Common Stock, with a three-year cliff vesting period to each of our directors Messrs. Henriques and Madden, as their annual equity consideration for board membership.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to (i) all persons known by us to be the beneficial owners of more than 5% of our common stock; (ii) all NEOs; (iii) all directors; and (iv) all directors and Executive Officers as a group as of March 13, 2012.

Beneficial Owner(1)	Number of Shares	Percentage of Total Shares
CVCI Intcomex Investment LP(2)(3) 399 Park Avenue, 14th Floor, New York, NY 10022	66,519	39.7%
Brightpoint, Inc.(4) 7635 Interactiveway, Suite 200, Indianapolis, IN 46278	38,769	23.2%
Anthony Shalom(5)(6)	24,830	14.8%
Michael Shalom(5)(7)	10,746	6.4%
Enrique Bascur(2)(3)	—	—
Adolfo Henriques	—	—
J. Mark Howell(4) (8)	—	—
Thomas A. Madden	—	—
Juan Pablo Pallordet(2)	—	—
Russell A. Olson	—	—
All directors and executive officers as a group (8 persons)	35,690	21.3%

(1)	The address of each beneficial owner is c/o Intcomex, Inc., 3505 NW 107th Avenue, Miami, Florida 33178, unless otherwise indicated.
(2)	CVCI Intcomex Investment LP is controlled by Citigroup Inc, a publicly-traded company that has securities listed on the New York Stock Exchange. Each of Messrs. Bascur and Pallordet was nominated as a director of our company by CVC International pursuant to the terms of the shareholders agreement.
(3)	Mr. Bascur is a member of the CVC International divestment committee that must approve any sale of CVCI Intcomex Investment LP’s shares in our company.
(4)	Brightpoint, Inc. is a publicly-traded company that has securities list on The NASDAQ Stock Market LLC. Messr. Howell was appointed as a director of our company by Brightpoint, Inc. pursuant to the terms of our investment agreement.
(5)	Each of Messrs. Anthony Shalom and Michael Shalom were nominated as a director of our company by themselves pursuant to the terms of the shareholders agreement.
(6)	Held by Shalom Holdings 1 LLLP. Mr. Anthony Shalom has sole voting control and investment discretion over the shares held by Shalom Holdings 1 LLLP.
(7)	Held by Shalom Holdings 3 LLLP. Mr. Michael Shalom has sole voting control and investment discretion over the shares held by Shalom Holdings 3 LLLP.
(8)	Mr. Howell has been a director of our company since his appointment in April 2011.

Equity Compensation Plan Information

Stock Options

In February 2007, options to acquire an aggregate of 1,540 shares of Common Stock were granted under the 2007 Founders’ Option Plan to certain management employees and independent, non-employee directors. The options were granted at an exercise price of $1,077 per share, which was equal to the fair value of the Company’s Common Stock on the date of grant. The weighted-average grant date fair value of the options granted during the year ended December 31, 2007 was $566 per share. The shares vest ratably over a three-year vesting period of one-third per year on the annual anniversary date and expire 10 years from the date of grant. There were no stock options granted during the years ended December 31, 2011 and 2010. As of December 31, 2011 and 2010, all of the outstanding options were vested.

Our equity compensation plans as of December 31, 2011, are as follows:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	860	$1,077	(1)	160
Equity compensation plans not approved by security holders	—	—		—
Total	860	$1,077		160

(1)	The exercise strike price was determined at the issuance of the stock options.

A maximum of 1,700 shares of Common Stock may be issued under the 2007 Founders’ Option Plan, and subject to certain capital adjustment provisions, a maximum of 250 shares of Common Stock, subject to options, may be granted to management employees and independent, non-employee directors in a single calendar year. Upon exercise of the outstanding stock options granted under the 2007 Founders’ Option Plan, an aggregate of 860 shares of Common Stock are issuable with a weighted average exercise price of $1,077 per share.

As of December 31, 2011, 1,540 stock options were issued, of which 860 were outstanding and 160 may be issued under the 2007 Founders’ Option Plan. As of December 31, 2010, 1,540 stock options were issued, of which 1,280 were outstanding and 160 were issuable under the 2007 Founders’ Option Plan.

Restricted Shares of Common Stock

In February 2008, our Board of Directors authorized, and in June 2008, our shareholders approved the issuance of 73 restricted shares of Common Stock, with a three-year cliff vesting period to our director Mr. Henriques, as the initial equity consideration for his election to the Board of Directors and 41 restricted shares of Common Stock, with a three-year cliff vesting period to each of our director Mr. Madden and our former director Ms. Miltner, as annual equity consideration for board membership. In January 2009, Ms. Miltner surrendered her right to the restricted shares of Common Stock in accordance with the terms of her resignation agreement with our company.

In May 2009, our Board of Directors authorized and our shareholders approved the issuance of 96 restricted shares of Common Stock, with a three-year cliff vesting period to each of our directors Messrs. Henriques and Madden, as their annual equity consideration for board membership.

In September 2009, our Board of Directors approved, subject to shareholder approval, the designation of an additional 1,000 shares of Common Stock, to be reserved for the grant of restricted stock to our Board of Directors.

On December 22, 2009, pursuant to the closing of the 13 1/4% Senior Notes sold in a private placement transaction, certain of our existing shareholders and their affiliates contributed $20.0 million of new capital in exchange for 27,175 newly-issued shares of our Common Stock through a subscription agreement. The fair value of the Common Stock was determined as of the date the 13 1/4 % Senior Notes closed.

In June 2010, our Board of Directors authorized and our shareholders approved the issuance of 64 restricted shares of Common Stock, with a three-year cliff vesting period to each of our directors Messrs. Henriques and Madden, as annual equity consideration for their board membership.

On April 1, 2011, we adopted a basic employee membership restricted stock grant agreement compensation plan for eligible employees to receive compensation in the form of restricted shares of Common Stock.

On April 19, 2011, we filed an amendment to our certificate of incorporation pursuant to which each outstanding share of the Original Class B Common Stock was automatically converted into one share of voting Common Stock. As of the filing of such amendment, we no longer had any shares of Class B, non-voting common stock authorized, issued or outstanding and all previously granted restricted shares of Original Class B Common Stock were converted into restricted shares of Common Stock.

In May 2011, our Board of Directors authorized and our shareholders approved the issuance of 86 restricted shares of Common Stock with a three-year cliff vesting period to each of our directors Messrs. Henriques and Madden, as annual equity consideration for their board membership and 48 restricted shares of Common Stock with a three-year annual vesting period to Mr. Olson, as annual equity consideration.

On June 30, 2011, the 73 and 41 restricted shares of Common Stock that were issued in June 2008 to Messrs. Henriques and Madden, respectively, vested.

As of December 31, 2011 and 2010, we did not offer equity compensation plans not approved by security holders under which our equity securities are authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with IFX Corporation

IFX Corporation, or IFX, is a Latin American telecommunications service provider that provides internet access services to our Miami Operations and our in-country operations in Argentina, Chile, Colombia, Guatemala, Mexico, Panama and Uruguay. Michael Shalom is the chairman of IFX, a company privately held by Michael Shalom and a family member, and both a major shareholder and officer of our company. We sell IT products to and purchases internet access from IFX. During the years ended December 31, 2011, 2010 and 2009, we paid approximately $0.5 million, $0.6 million and $0.5 million, respectively, to IFX for their services and we sold approximately $3,200, $4,000 and $3,700, respectively, of IT products to IFX. We did not have an outstanding receivable balance from IFX as of December 31, 2011 and 2010. The trade receivables of IFX are guaranteed by Techno-Mundial, S.A., a former shareholder of our company. We believe that all transactions with IFX have been made on terms that are not less favorable to us than those available in a comparable arm’s length transaction and in the ordinary course of business.

Indemnity Agreement with Related Parties

On March 16, 2011, we entered into an indemnity letter agreement with the Anthony and Michael Shalom, or the Shaloms, and a CVC International subsidiary, CVCI Intcomex Investment LP, or CVCI Investment, pursuant to which we agreed to return approximately $927, or the Reimbursement Amount, to the Shaloms. The return of the Reimbursement Amount is a result of an overpayment by the Shaloms of an indemnification payment owed to CVCI Investment and paid to us pursuant to an indemnity agreement letter between the Shaloms and CVCI Investment, dated as of June 29, 2007. The Reimbursement Amount represents a refund claimed by the Shaloms, as a result of a tax benefit recognized by us in connection with the gross indemnifiable loss. Accordingly, the original indemnification payment exceeded the ultimate indemnifiable loss because it did not account for the effect of this tax benefit. The Reimbursement Amount is equal to the indemnifying shareholders’ prorata share of the tax benefit recognized. The Reimbursement Amount is payable at the earlier of: (i) such time that such payment is not prohibited by any agreement by which we or any of our subsidiaries is bound; and, (ii) a change of control other than that as a result of an IPO.

As of June 29, 2007, the Shaloms, and certain other individuals, or the Pledging Noteholders (all of whom are affiliated with, but not including the Shaloms) who sold shares to CVC International in connection with its acquisition of control of our company in 2004, entered into an indemnity agreement, or the Indemnity Agreement pursuant to the terms of the stock purchase agreement dated as of August 27, 2004, under which CVC International acquired its controlling interest in our company. The Shaloms indemnified CVC International for losses sustained or incurred by CVC International arising out of or relating to breaches of representations or warranties and covenants, such as those related to tax matters.

Subscription Agreement with Related Parties

On December 22, 2009, we issued an additional 27,175 of Common Stock to certain existing shareholders who became party to both a subscription agreement governing the issuance of shares as well as the fourth amended and restated shareholders agreement. In exchange for the shares, we received an aggregate of $15.1 million in 11 3/4% Senior Notes, $0.9 million in accrued interest and tender premium and $4.0 million in cash. Each subscriber was an “accredited investor,” as defined by Regulation D of the Securities Act of 1933. The offering and sale of the shares were exempt from registration under the Securities Act, applicable U.S. state securities laws and the laws of any non-U.S. jurisdictions by virtue of Section 4(2) of the Securities Act, exemptions under applicable U.S. state securities laws and exemptions under the laws of any non-U.S. jurisdictions, as defined by Rule 501(a) of Regulation D of the Securities Act of 1933.

The subscribers included Shalom Holdings 1, LLLP and Shalom Holdings 3, LLLP, which are controlled by Messrs. Anthony and Michael Shalom, respectively. Each of these companies contributed $1.3 million in 11 3/4% Senior Notes in exchange for 1,794 shares of Common Stock. In addition, CVCI Intcomex Bond Purchase LP, which is controlled by CVC International, subsequently transferred its holdings to another CVC International subsidiary, CVCI Intcomex Investment LP. CVCI Intcomex Investment LP contributed $7.0 million in 11 3/4% Senior Notes and $3.2 million in cash in exchange for 13,974 shares of Common Stock.

Consulting Agreement with Related Parties

In November 2008, we entered into an agreement with two of the Company’s shareholders, who were former managers of our operations in Mexico. The agreement was for a 14-month period in the amount of $546 in which these related parties would provide advice and operating guidance to the new management of the Company’s operations in Mexico and the expense was included in our restructuring plan provision in the consolidated statement of operations. For the years ended December 31, 2011 and 2010, we did not make any payments to these related parties. For the year ended December 31, 2009, we paid $0.5 million to these related parties pursuant to the agreement.

Mexican Facility Agreement

Harry Luchtan, our former general manager of Intcomex Mexico, is a co-owner of an office and warehouse facility located in Mexico City, Mexico, which we lease for approximately $23,000 per month. The lease expires on December 31, 2012. We have an option to purchase the facility for $3.0 million prior to December 31, 2013, the option termination date. We believe that the terms of the lease and option to purchase the facility are not less favorable to us than those available in a comparable arm’s length transaction and in the ordinary course of business.

Shareholders Agreement

Pursuant to our fourth amended and restated shareholders agreement among us and each of our shareholders, prior to an IPO, three of our directors are to be nominated by CVC International, one of our directors is to be nominated by Brightpoint Latin America so long as it owns at least 50% of the shares it currently owns, one of our directors is to be nominated by Messrs. Anthony Shalom and Michael Shalom so long as they collectively control securities in the aggregate representing not less than 16% of our voting power, and two of our directors are to be independent. Each of CVC International, Brightpoint Latin America and collectively, Messrs. Anthony and Michael Shalom, or the Shaloms, is entitled to remove the independent directors at any time and replace them with other individuals who would be independent directors pursuant to the terms of the shareholder agreement.

The shareholders agreement also provides that we may not effect certain amendments to our certificate of incorporation or bylaws, incur certain levels of indebtedness, change our line of business or take certain other actions, without in each case obtaining the consent of the directors of our company appointed by the Shaloms (so long as they own at least 16% of the voting power of our shares) and Brightpoint Latin America. In addition, each of our shareholders other than Brightpoint Latin America and CVC International, whom we refer to as our minority shareholders, has granted CVC International an option to purchase all of our capital stock owned by such minority shareholder at fair value, upon the occurrence of a “termination event.” A termination event includes generally a termination of such minority shareholder’s employment (or other relationship) with our company for cause or the termination by such minority shareholder of his or her employment (or other relationship) with our company without good reason. Pursuant to the shareholders agreement, our shareholders have agreed to certain restrictions on the transfer of their stock in our Company, including rights of first offer, tag-along rights and drag-along rights.. The shareholders agreement will terminate upon the earliest to occur of: (i) a date when our stockholders holding a majority of our voting equity securities no longer hold a majority of our voting equity securities; or (ii) immediately prior to an IPO.

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

Director Independence

Our Board of Directors ensures that its determinations regarding the definition of “independent” are consistent with the Nasdaq Rules, the SEC rules and relevant securities and other laws and regulations. Consistent with these considerations, and after reviewing all relevant transactions or relationships between each director, or any of his family members, and us, our senior management and our independent auditors, our Board of Directors has affirmatively determined that six of our directors, Messrs. Bascur, Henriques, Howell, Madden and Pallordet are independent directors within the meaning of the applicable laws, regulations and the listing standards of the Nasdaq. Messrs. Michael Shalom and Anthony Shalom are not “independent” directors under the Nasdaq independence standards. Messrs. Michael Shalom and Pallordet are not “independent” audit committee members under the Nasdaq independence standards for audit committee members. Mr. Anthony Shalom is not an “independent” compensation committee member under the Nasdaq independence standards for compensation committee members because he is the Chairman of our company.

Item 14. Principal Accounting Fees and Services.

BDO USA, LLP (“BDO”) serves as our independent registered public accounting firm. The following table presents fees paid for audit of our annual consolidated financial statements and all other professional services rendered by BDO for the years ended December 31, 2011 and 2010.

	For the Years Ended December 31,
	2011	2010
	(Dollars in thousands)
Audit fees(1)	$812	$841
Tax fees(2)	—	8
All other fees(3)	9	262

Total	$821	$1,111

(1)	Audit fees relate to the audit of our consolidated financial statements and the financial statements of our subsidiaries, quarterly reviews of our interim consolidated financial statements and the financial statements of our subsidiaries.
(2)	Tax fees relate to tax compliance and consulting including the review of tax returns and tax planning services of our subsidiaries.
(3)	All other fees relate to review of offering memorandum pursuant to the Securities Act of 1933 Rule 144A, Private Resales of Securities to Institutions and review of the proposed IPO transaction.

On January 25, 2007, the Board of Directors established the audit committee and adopted the audit committee charter effective November 14, 2007. The audit committee adopted procedures requiring committee review and approval in advance of all audit and non-audit services rendered by our independent auditors. The audit committee confirms with BDO that their firm is in compliance with the partner rotation requirements established by the SEC, and considers the rotation requirements at least annually.

The audit committee charter is posted on our website at www.intcomex.com.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	1. Financial Statements.

See Part II—Item 8. Financial Statements and Supplemental Data, “Index to Consolidated Financial Statements” of this Annual Report.

(a)	2. Financial Statement Schedules.

The financial statement schedule is included as Exhibit 12.2 of this Annual Report.

(a)	3. List of Exhibits.

Exhibit No.	Document

2.1	Stock Purchase Agreement among Court Square Capital, Ltd., the sellers named therein and Intcomex, Inc., dated August 27, 2004. Incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-4 (File No. 333-134090) filed with the SEC on November 7, 2006 (our “2006 S-4 Registration Statement”).

3.1	Second Amended and Restated Certificate of Incorporation of Intcomex, Inc. Incorporated by reference to Exhibit 3.1 to our 2006 S-4 Registration Statement.

3.2	Amendment Number 1 to the Second Amended and Restated Certificate of Incorporation of Intcomex, Inc., dated December 14, 2009, filed with our Annual Report on Form 10-K filed with the SEC on February 22, 2010 (our “2009 Annual Report”).

3.3	Amended and Restated By-laws of Intcomex, Inc. Incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2007.

3.4	Amendment Number 2 to the Second Amended and Restated Certificate of Incorporation of Intcomex, Inc., dated as of April 19, 2011. Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q filed with the SEC on May 13, 2011.

3.5

Amendment No. 1 to the Amended and Restated Bylaws of Intcomex, Inc., dated as of April 17, 2011. Incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q filed with the SEC on May 13, 2011.

4.1	Indenture, dated as of December 22, 2009, between Intcomex, Inc., Software Brokers of America, Inc., Intcomex Holdings, LLC, Intcomex Holdings SPC-I, LLC, FORZA Power Technologies LLC, KLIP Xtreme LLC, NEXXT Solutions LLC, and the Bank of New York Mellon, as trustee. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on December 23, 2009.

4.2	Pledge Agreement among Intcomex, Inc., Intcomex Holdings, LLC and Intcomex Holdings SPC-I, LLC, as pledgors, in favor of The Bank of New York, as trustee, dated as of August 25, 2005. Incorporated by reference to Exhibit 4.4 to our 2006 S-4 Registration Statement.

4.3	Security Agreement by Software Brokers of America, Inc. and The Bank of New York, as trustee, dated as of August 25, 2005. Incorporated by reference to Exhibit 4.5 to our 2006 S-4 Registration Statement.

4.4	Lien Subordination Agreement among Comerica Bank, The Bank of New York and Software Brokers of America, Inc., dated as of August 25, 2005. Incorporated by reference to Exhibit 4.6 to our 2006 S-4 Registration Statement.

4.5	Stock Pledge Agreement between Intcomex Holdings, SPC-I, LLC, as pledgor, in favor of the Bank of New York, as trustee, dated as of August 25, 2005. Incorporated by reference to Exhibit 4.7 to our 2006 S-4 Registration Statement.

4.6	Share Charge between Intcomex Holdings, LLC, The Bank of New York and IXLA Holdings Ltd., dated as of August 25, 2005. Incorporated by reference to Exhibit 4.8 to our 2006 S-4 Registration Statement.

4.7	Treasury Management Services Controlled Collateral Account Service Agreement among Comerica Bank, Software Brokers of America, Inc. and The Bank of New York, dated August 25, 2005. Incorporated by reference to Exhibit 4.9 to our 2006 S-4 Registration Statement.

4.8	Pledge Agreement among Intcomex, Inc., Intcomex Holdings, LLC and Intcomex Holdings SPC-I, LLC, as pledgors, in favor of The Bank of New York Mellon, as trustee, dated as of December 22, 2009. Incorporated by reference to Exhibit 4.10 of our 2009 Annual Report.

4.9	Limited Guaranty among Intcomex, Inc., Software Brokers of America, and Comerica Bank, dated as of December 22, 2009. Incorporated by reference to Exhibit 4.11 of our 2009 Annual Report.

4.10	Subsidiary Guaranty among FORZA Power Technologies LLC, KLIP Xtreme LLC, NEXXT Solutions LLC, Software Brokers of America, and Comerica Bank, dated as of December 22, 2009. Incorporated by reference to Exhibit 4.12 of our 2009 Annual Report.

4.11	Security Agreement by Software Brokers of America, Inc., the guarantors named therein, and The Bank of New York Mellon, as trustee, dated as of December 22, 2009. Incorporated by reference to Exhibit 4.13 of our 2009 Annual Report.

4.12	Lien Subordination Agreement among Comerica Bank, Software Brokers of America, Inc., FORZA Power Technologies LLC, KLIP Xtreme LLC, NEXXT Solutions LLC, and The Bank of New York Mellon, as trustee, dated as of December 22, 2009. Incorporated by reference to Exhibit 4.14 of our 2009 Annual Report.

4.13	Stock Pledge Agreement between Intcomex Holdings, SPC-I, LLC, as pledgor, in favor of The Bank of New York Mellon, as trustee, dated as of December 22, 2009. Incorporated by reference to Exhibit 4.15 of our 2009 Annual Report.

4.14	Share Charge between Intcomex Holdings, LLC, The Bank of New York Mellon and IXLA Holdings Ltd., dated as of December 22, 2009. Incorporated by reference to Exhibit 4.16 of our 2009 Annual Report.

4.15	Treasury Management Services Controlled Collateral Account Service Agreement among Comerica Bank, Software Brokers of America, Inc. and The Bank of New York, as trustee dated December 22, 2009. Incorporated by reference to Exhibit 4.17 of our 2009 Annual Report.

4.16	Trademark Security Agreement Software Brokers of America, Inc. and The Bank of New York Mellon, as trustee dated as of December 22, 2009. Incorporated by reference to Exhibit 4.18 of our 2009 Annual Report.

4.17	Registration Rights Agreement, dated December 22, 2009, between Intcomex, Inc., the guarantors named therein, and Banc of America Securities LLC and Citigroup Global Markets, Inc. Incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed with the SEC on December 23, 2009.

10.1	Revolving Credit Agreement between Software Brokers of America, Inc., the guarantors named therein, and Comerica Bank, dated as of December 22, 2009. Incorporated by reference to Exhibit 10.1 of our 2009 Annual Report.

10.2	Amendment No. 1 to Revolving Credit Agreement, dated as of May 21, 2010, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on June 9, 2010.

10.3	Amendment No. 2 to Revolving Credit Agreement, dated as of June 4, 2010, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on June 9, 2010.

10.4	Credit Agreement between Software Brokers of America, Inc. and Comerica Bank, dated as of August 25, 2005. Incorporated by reference to Exhibit to 10.1 to our 2006 S-4 Registration Statement.

10.5	Amendment No. 1 to Credit Agreement, Amendment to Intcomex Subordination Agreement and Waiver Re Intcomex Subordinated Indebtedness, dated as of November 2, 2006, by and among Software Brokers of America, Inc., Comerica Bank and Intcomex, Inc. Incorporated by reference to Exhibit 10.7 of our 2006 S-4 Registration Statement.

10.6	Amendment No. 2 to Credit Agreement, dated as of May 15, 2007, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 18, 2007.

10.7	Amendment No. 3 to Credit Agreement, dated as of August 17, 2007, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on August 23, 2007.

10.8	Amendment No. 4 to Credit Agreement, dated as of March 28, 2008, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K filed with the SEC on March 31, 2008.

10.9	Amendment No. 5 to Credit Agreement, dated as of May 14, 2008, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the SEC on May 14, 2008.

10.10	Amendment No. 6 to Credit Agreement, dated as of November 13, 2008, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.

10.11	Amendment No. 7 to Credit Agreement, dated as of March 20, 2009, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K filed with the SEC on March 30, 2009.

10.12	Fourth Amended and Restated Shareholders Agreement among the CVC Shareholders named therein, the Shalom shareholders named therein, the Centel shareholders named therein, the additional shareholders named therein, and Intcomex, Inc., dated as of December 22, 2009. Incorporated by reference to Exhibit 10.10 of our 2009 Annual Report.

#10.13	Employment Agreement of Russell A. Olson, dated March 9, 2005. Incorporated by reference to Exhibit 10.4 of our 2006 S-4 Registration Statement.

10.14	Lease Agreement between Lit Industrial Limited Partnership, as landlord, and Software Brokers of America, Inc., as tenant, dated May 12, 2006. Incorporated by reference to Exhibit 10.6 of our 2006 S-4 Registration Statement.

#10.15	Founders Stock Option Grant Agreement, dated February 27, 2007. Incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K filed with the SEC on March 30, 2007.

10.16	Indemnity Agreement between Co-Investment LLC VII (Intcomex), Anthony Shalom and Michael Shalom, as Main Sellers, dated as of June 29, 2007. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed with the SEC on August 17, 2007.

#10.17	Restricted Stock Grant Agreement, dated as of November 14, 2007, between Intcomex, Inc. and Thomas A. Madden. Incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K filed with the SEC on March 31, 2008.

#10.18	Restricted Stock Grant Agreement, dated as of November 14, 2007, between Intcomex, Inc. and Carol Miltner. Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K filed with the SEC on March 31, 2008.

#10.19	Restricted Stock Grant Agreement, dated as of June 30, 2008, between Intcomex, Inc. and Thomas A. Madden. Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008.

#10.20	Restricted Stock Grant Agreement, dated as of June 30, 2008, between Intcomex, Inc. and Carol Miltner. Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008.

#10.21	Restricted Stock Grant Agreement, dated as of June 30, 2008, between Intcomex, Inc. and Adolfo Henriques. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008.

10.22	Resignation Letter of Carol Miltner, dated as of January 20, 2009. Incorporated by reference to Exhibit 14 to the Current Report on Form 8-K filed with the SEC on January 21, 2009.

#10.23	Form of Intcomex, Inc. Restricted Stock Grant Agreement. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on July 29, 2009.

10.24	Form of 13 1/4% Second Priority Senior Secured Note due 2014. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on December 23, 2009.

10.25	Registration Rights Agreement, dated as of December 22, 2009, among Intcomex, Inc., Software Brokers of America, Inc., Intcomex Holdings, LLC, Intcomex Holdings SPC-I, LLC, FORZA Power Technologies LLC, KLIP Xtreme LLC, NEXXT Solutions LLC, Banc of America Securities LLC and Citigroup Global Markets Inc. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on December 23, 2009.

10.26	Purchase Agreement by and among Intcomex, Inc., Intcomex Colombia LTDA., Intcomex de Guatemala, S.A., Brighpoint, Inc., Brightpoint Latin America, Inc. and Brightpoint International Ltd. dated March 16, 2011. Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 16, 2011.

10.27	Indemnity Agreement Letter between CVC International and Intcomex, Inc. dated March 16, 2011. Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 16, 2011.

10.28	Amendment No. 3 to Revolving Credit Agreement, dated as of March 28, 2011, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.28 of our Annual Report on Form 10-K filed with the SEC on March 31, 2011.

10.29	Fifth Amended and Restated Shareholders Agreement by and among the CVC Shareholder, the Brightpoint Shareholder, the Shalom Shareholders, the Centel Shareholders, the Additional Shareholders and Intcomex, Inc. dated as of April 19, 2011. Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the SEC on May 13, 2011.

10.30	Revolving Credit and Security Agreement, dated as of July 25, 2011, by and among Software Brokers of America, Inc., and its consolidated subsidiaries, as Borrower and PNC Bank, National Association, as Lender and as Agent. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 29, 2011.

10.31	Guaranty and Suretyship Agreement, dated as of July 25, 2011, by Intcomex, Inc., as Guarantor. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 29, 2011.

#10.32	Form of Intcomex, Inc. Restricted Stock Grant Agreement. Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the SEC on August 15, 2011.

#10.33	Employment Agreement of Leopoldo Coronado, dated November 1, 2011.*

10.34

First Amendment to Revolving Credit and Security Agreement, dated as of January 25, 2012, by and among Software Brokers of America, Inc., and its consolidated subsidiaries, as Borrower, and PNC Bank, National Association, as Lender and as Agent. Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 31, 2012.

10.35	Affirmation of Guaranty, dated as of January 25, 2012, by Intcomex, Inc., as Guarantor. Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 31, 2012.

10.36

Affirmation of Guaranty, dated as of January 25, 2012, by Intcomex Holdings, LLC, as Guarantor. Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 31, 2012.

Amended, Restated and Substituted Revolving Credit Note, dated as of January 25, 2012 by and among Software

10.37	Brokers of America, Inc., and its consolidated subsidiaries, as Borrower, and PNC Bank, National Association, as Lender and as Agent. Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 31, 2012.

10.38	Lease Agreement between Lit Industrial Limited Partnership, as landlord, and Software Brokers of America, Inc., as tenant, dated October 18, 2011.*

12.1	Calculation of Ratio of Earnings to Fixed Charges.*

12.2	Schedule II: Valuation and Qualifying Accounts.*

21.1	Subsidiaries of Intcomex, Inc.*

31.1	Certification by Principal Executive Officer required by Section 302(b) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Principal Financial Officer required by Section 302(b) of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

#	Indicates a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTCOMEX, INC.

By:	/s/ Michael Shalom
Michael Shalom
Chief Executive Officer and President

March 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Anthony Shalom	Chairman of the Board of Directors	March 13, 2012
Anthony Shalom

/s/ Michael Shalom	Chief Executive Officer, President and Director (Principal Executive Officer)	March 13, 2012
Michael Shalom

/s/ Russell A. Olson	Chief Financial Officer, Treasurer and Secretary	March 13, 2012
Russell A. Olson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Enrique Bascur	Director	March 13, 2012
Enrique Bascur

/s/ Adolfo Henriques	Director	March 13, 2012
Adolfo Henriques

/s/ J. Mark Howell	Director	March 13, 2012
J. Mark Howell

/s/ Thomas A. Madden	Director	March 13, 2012
Thomas A. Madden

/s/ Juan Pablo Pallordet	Director	March 13, 2012
Juan Pablo Pallordet