Form 10-Q
period 2012-03-31
Intcomex, Inc.
filed 2012-05-14
CIK 1359425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 11, 2012, the registrant had 167,388 shares of Common Stock, par value $0.01 per share, outstanding. There is no public trading market for the stock.

INTCOMEX, INC.

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$17,253	$25,707
Restricted cash	413	206
Trade accounts receivable (net of allowance for doubtful accounts of $5,009 and $5,232 at March 31, 2012 and December 31, 2011, respectively)	159,042	137,921
Inventories	199,914	169,138
Prepaid expenses, notes receivable and other	59,312	58,617
Due from related parties	376	298

Total current assets	436,310	391,887
Property and equipment, net	15,326	15,410
Goodwill	18,087	17,979
Identifiable intangible assets	1,993	2,096
Notes receivable and other	17,839	17,609

Total assets	$489,555	$444,981

Liabilities and Shareholders’ Equity
Liabilities
Current liabilities
Lines of credit	$54,996	$31,841
Current maturities of long-term debt	5,452	5,567
Accounts payable	221,213	208,409
Accrued expenses and other	27,083	24,726
Due to related parties	39	40

Total current liabilities	308,783	270,583
Long-term debt, net of current maturities	106,480	106,239
Other long-term liabilities	4,599	4,645

Total liabilities	419,862	381,467

Commitments and contingencies

Shareholders’ equity
Common stock, voting $0.01 par value, 200,000 shares authorized, 168,240 shares issued and 167,388 outstanding	2	2
Additional paid in capital	63,800	64,153
Treasury stock, 852 shares	(494)	(494)
Retained earnings	11,001	5,684
Accumulated other comprehensive loss	(4,616)	(5,831)

Total shareholders’ equity	69,693	63,514

Total liabilities and shareholders’ equity	$489,555	$444,981

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue	$390,500	$250,751

Cost of revenue	356,468	225,413

Gross profit	34,032	25,338

Operating expenses
Selling, general and administrative	23,705	19,686
Depreciation and amortization	1,180	1,122

Total operating expenses	24,885	20,808

Operating income	9,147	4,530

Other expense (income)
Interest expense	5,378	5,018
Interest income	(86)	(240)
Foreign exchange (gain) loss	(2,714)	104
Other expense, net	76	9

Total other expense	2,654	4,891

Income (loss) before provision for income taxes	6,493	(361)
Provision for income taxes	1,176	957

Net income (loss)	$5,317	$(1,318)

Net income (loss) per weighted average share of common stock:
Basic	$31.76	$(10.19)

Diluted	$31.66	$(10.19)

Weighted average number of common shares used in per share calculation:
Basic	167,388	129,357

Diluted	167,928	129,357

Comprehensive income (loss):
Net income (loss)	$5,317	$(1,318)
Foreign currency translation adjustment	1,215	447

Total comprehensive income (loss)	$6,532	$(871)

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$5,317	$(1,318)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	28	27
Depreciation expense	979	1,031
Amortization expense	816	681
Bad debt expense	177	83
Inventory obsolescence expense	1,416	60
Deferred income tax expense	(508)	240
Loss (gain) on disposal of property and equipment and other	5	(25)

Change in operating assets and liabilities:
Decrease (increase) in:
Trade accounts receivables	(21,122)	1,161
Inventories	(31,380)	(7,857)
Prepaid expenses, notes receivable and other	(884)	(3,240)
Due from related parties	(78)	(40)
(Decrease) increase in:
Accounts payable	12,145	(426)
Accrued expenses and other	2,320	4,105
Due to related parties	(1)	(2)

Net cash used in operating activities	(30,770)	(5,520)

Cash flows from investing activities:
Purchases of property and equipment	(848)	(992)
Proceeds from notes receivable and other	7	35
Proceeds from disposition of assets	4	37

Net cash used in investing activities	(837)	(920)

Cash flows from financing activities:
Borrowings under lines of credit, net	23,155	2,008
Payments of long-term debt	(181)	(142)

Net cash provided by financing activities	22,974	1,866
Effect of foreign currency exchange rate changes on cash and cash equivalents	179	265

Net decrease in cash and cash equivalents	(8,454)	(4,309)
Cash and cash equivalents, beginning of period	$25,707	$28,867

Cash and cash equivalents, end of period	$17,253	$24,558

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 1.	Organization and Basis of Presentation

Nature of Operations

Intcomex, Inc. (“Intcomex”) is a United States (“U.S.”) based pure play value-added international distributor of computer information technology (“IT”) products focused solely on serving Latin America and the Caribbean (the “Region”). Intcomex distributes computer equipment, components, peripherals, software, computer systems, accessories, networking products, digital consumer electronics and mobile devices to more than 47,000 customers in 40 countries. Intcomex offers single source purchasing to its customers by providing an in-stock selection of more than 13,000 products from over 140 vendors, including many of the world’s leading IT product manufacturers. The Company operates a sales and distribution center in the U.S. (the “Miami Operations”) and 25 sales and distribution centers in Latin America and the Caribbean with in-country operations in 12 countries—Argentina, Chile, Colombia, Costa Rica, Ecuador, El Salvador Guatemala, Jamaica, Mexico, Panama, Peru and Uruguay, collectively, (the “In-country Operations”).

Organization

The accompanying unaudited condensed consolidated financial statements include the accounts of Intcomex (the “Parent”) and its subsidiaries (collectively referred to herein as the “Company”) including the accounts of Intcomex Holdings, LLC (“Holdings”) (parent company of Software Brokers of America, Inc. (“SBA”), a Florida corporation), IXLA Holdings, Ltd. (“IXLA”), IFC International, LLC, a Delaware limited liability company (“IFC”), Intcomex International Holdings Cooperatief U.A., a Netherlands cooperative (“Coop”). IXLA is the Cayman Islands limited time duration holding company of 14 separate subsidiaries located in Central America, South America and the Caribbean. IFC and Coop are the parent companies of Intcomex Holdings SPC-1, LLC (“Intcomex SPC-1 Mexico”), a dually formed company in the U.S. and Mexico and parent company of Comercializadora, S.A. de C.V. (“Intcomex Mexico”). The unaudited condensed consolidated financial statements reflect the Company as the reporting entity for all periods presented.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include certain information and disclosures normally required for comprehensive annual consolidated financial statements. Therefore, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2012 (“Annual Report”). The results of operations for the three months ended March 31, 2012 may not be indicative of the results of operations that can be expected for the full year.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of March 31, 2012, and its results of operations for the three months ended March 31, 2012 and 2011 and its statements of cash flows for the three months ended March 31, 2012 and 2011. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable, notes receivable and other, accounts payable, accrued expenses and other approximate fair value because of the short-term nature of these items. The carrying amounts of outstanding short-term debt approximate fair value because interest rates over the term of these financial instruments approximate current market interest rates available to the Company. The current market price of outstanding long-term debt approximates fair value because the Company’s $120,000 aggregate principal amount 13 1/4% Second Priority Senior Secured Notes due December 15, 2014 (the “13 1/4% Senior Notes”) are currently publicly tradable. As of March 31, 2012 and December 31, 2011, the 13 1/4% Senior Notes were tradable at 99.5 of the principal amount.

The Company is exposed to fluctuations in foreign exchange rates and reduces its exposure to the fluctuations by periodically using derivative financial instruments and entering into derivative transactions with large multinational banks to manage foreign currency price risk, its primary risk. The Company’s derivative transactions may be comprised of the following types of financial instruments:

Foreign currency forward contracts—Derivative instruments that convert one currency to another currency and contain a fixed amount, fixed exchange rate used for conversion and fixed future date on which the conversion will be made. The Company recognizes unrealized loss (gain) in the unaudited condensed consolidated statements of operations for temporary fluctuations in the value of non-qualifying derivative instruments designated as cash flow hedges, if the fair value of the underlying hedged currency increases (decreases) prior to maturity. The Company reports realized loss (gain) upon conversion if the fair value of the underlying hedged currency increases (decreases) as of the maturity date.

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

The amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices approximates the fair value of derivative financial instruments. The Company’s foreign currency forward contracts are measured on a recurring basis based on foreign currency spot rates quoted by financial institutions (Level 2) and are marked-to-market each period with gains and losses on these contracts recorded in foreign exchange (gain) loss in the Company’s unaudited, condensed consolidated statements of operations in the period in which the value changes with the offsetting amount for unsettled positions included in other current assets or liabilities in the unaudited condensed, consolidated balance sheets. The location and amounts of the fair value in the balance sheets and (gain) loss in the statements of operations related to the Company’s derivative instruments are described in “Note 9. Fair Value of Derivative Instruments” in these Notes to Condensed Consolidated Financial Statements (Unaudited).

There were no changes to our valuation methodology for assets and liabilities measured at fair value during the three months ended March 31, 2012 and 2011. The Company did not have any foreign currency collars or contracts outstanding as of March 31,

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

2012. The Company recognized a loss of $569 on the foreign currency forward contract outstanding in one of the Company’s In-Country Operations that closed during the three months ended March 31, 2012. As of December 31, 2011, the notional amount of the foreign currency forward contract outstanding in one of the Company’s In-Country Operations was $9,396.

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

As of March 31, 2012 and December 31, 2011, the Company factored approximately $18,300 and $11,700, respectively, of accounts receivable pursuant to the Company’s agreements, representing the face amount of total outstanding receivables. For the three months ended March 31, 2012, the Company incurred approximately $300 in expenses pursuant to the agreements. For the three months ended March 31, 2011, the Company did not incur any expenses pursuant to the agreements.

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

Prior to the Company’s completion of an investment agreement with two subsidiaries of Brightpoint, Inc. on April 19, 2011, the Company had two classes of common stock: voting (the “Common Stock”) and Class B, non-voting common stock (the “Original Class B Common Stock”) (collectively herein referred to as the “Original Common Stock”). The two classes of common stock had substantially identical rights with respect to any dividends or distributions of cash or property declared on shares of common stock and ranked equally as to the right to receive proceeds on liquidation or dissolution of the Company after the payment of the Company’s indebtedness. Prior to April 19, 2011, the Company used the two-class method for calculating net income (loss) per share. Basic and diluted net income (loss) per share of common stock [for both classes] are the same.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The following table sets forth the computation of basic and diluted net income (loss) per weighted average share of common stock for the periods presented:

	For the Three Months Ended March 31,
	2012	2011
Numerator for basic and diluted net income (loss) per share of common stock(1):
Net income (loss)	$5,317	$(1,318)

Denominator:
Denominator for basic net income (loss) per share of common stock(1) – weighted average shares	167,388	129,357

Effect of dilutive securities:
Stock options and unvested restricted shares of common stock(2)	540	—

Denominator for diluted net income (loss) per share of common stock – adjusted weighted average shares	167, 928	129,357

Net income (loss) per weighted average share of common stock:
Basic	$31.76	$(10.19)

Diluted	$31.66	$(10.19)

(1)	Basic and diluted net income (loss) per share of common stock were calculated using the Common Stock in the denominator for the three months ended March 31, 2012 and the Original Common Stock in the denominator for the three months ended March 31, 2011.
(2)	The stock options were anti-dilutive as of March 31, 2012, as the fair value was below the exercise price. The stock options were antidilutive as of March 31, 2011, as the Company had a net loss for the three months ended March 31, 2011. The shares of restricted Common Stock were dilutive during the three months ended March 31, 2012. The shares of restricted Common Stock were antidilutive during three months ended March 31, 2011.

Note 2.	Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 to our audited consolidated financial statements included in the Company’s Annual Report. These accounting policies have not significantly changed.

Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-12, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities which enhances disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either offset in accordance with either Section 210-20-45 or 815-10-45 or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or 815-10-45. This update is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect the adoption of this guidance will have a material impact on the Company’s financial statements.

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

Recently Adopted Accounting Guidance

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment which amended then existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Entities will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this pronouncement on January 1, 2012. The adoption of this pronouncement did not have an impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 22): Presentation of Comprehensive Income to increase the prominence of other comprehensive income in the financial statements. This update provides that an entity that reports items of other comprehensive income either as a continuous single statement of comprehensive income containing two sections — net income and other comprehensive income or in two separate but consecutive statements. This update was effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company adopted this pronouncement on January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

(Dollars in thousands, except per share data)

(Unaudited)

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed at Acquisition:

In allocating the total preliminary purchase price based on estimated fair values, the Company recognized preliminary amounts of assets acquired and liabilities assumed of the Brightpoint Latin America Operations, consisting of the following:

	Amounts Recognized as of Transaction Date (Provisional)(1)	Adjustments	Amounts Recognized as of March 31, 2012 (Provisional)
Assets acquired:
Current assets
Cash	$—	$—	$—
Accounts receivable	938	(27)	911
Inventories	6,953	(98)	6,855
Prepaid expenses and other	116	1,161 (2)	1,277	(2)

Total current assets	8,007	1,036	9,043
Fixed assets	—	204	204
Goodwill	—	4,352	4,352
Intangible assets	6,937	(5,509)	1,428

Total assets acquired	$14,944	$83	$15,027

Liabilities assumed:
Current liabilities
Accounts payable	$5,789	$(66)	$5,723
Accrued expense	1,481	149	1,630

Total liabilities assumed	7,270	83	7,353

Net assets acquired	$7,674	$—	$7,674

Consideration:
Equity	$7,500	$—	$7,500
Cash paid at closing, net	174	—	174

Total consideration	$7,674	$—	$7,674

(1)	As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.
(2)	Includes $871 working capital adjustment due from Brightpoint; collected in October 2011.

The preliminary purchase price allocation for the Brightpoint Transaction was based upon the Company’s preliminary calculations, valuation, estimates and assumptions, which are subject to change, as the Company obtains additional information for the estimates during the respective measurement period of no later than one year from the Transaction Date. The primary areas of those preliminary purchase price allocations that are not yet finalized relate to certain tangible assets acquired and liabilities assumed, identifiable intangible assets, taxes, valuation of equity consideration and residual goodwill. The Brightpoint Transaction is not material for the pro-forma disclosure in the notes to condensed consolidated financial statements (unaudited).

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 4.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	March 31, 2012	December 31, 2011
Property and equipment, net
Land	$760	$760
Building and leasehold improvements	10,107	9,901
Office furniture, vehicles and equipment	12,947	12,555
Warehouse equipment	2,697	2,622
Software	11,518	11,209

Total property and equipment	38,029	37,047
Less accumulated depreciation	(22,703)	(21,637)

Total property and equipment, net	$15,326	$15,410

Note 5.	Goodwill and Identifiable Intangible Assets, Net

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

The changes in the carrying amount of goodwill relate to the goodwill acquired in the Brightpoint Transaction and the accumulated foreign currency translation effect of the Mexican Peso on previously acquired goodwill and consisted of the following for the periods presented:

	Miami Operations	In-Country Operations	Total
As of December 31, 2011
Goodwill	$14,153	$22,603	$36,756
Accumulated impairment losses	(11,531)	(7,246)	(18,777)

Total goodwill	$2,622	$15,357	$17,979

Activity:
Fair value adjustment	$51	$(171)	$(120)
Translation adjustment	—	228	228

Total activity	$51	$57	$108

As of March 31, 2012
Goodwill	$14,204	$22,660	$36,864
Accumulated impairment losses	(11,531)	(7,246)	(18,777)

Total goodwill	$2,673	$15,414	$18,087

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

There were no impairment charges recorded against goodwill for the three months ended March 31, 2012 and 2011.

Identifiable Intangible Assets, Net

Identifiable intangible assets, net consisted of the assets of Intcomex Mexico including the following:

As of March 31, 2012	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships – Intcomex Mexico	$3,630	$(2,485)	$(180)	$965	10.0
Customer relationships – Brightpoint Transaction	258	(48)	—	210	5.0
Noncompete agreement – Brightpoint Transaction	1,170	(352)	—	818	3.0

Total identifiable intangible assets, net	$5,058	$(2,885)	$(180)	$1,993

As of December 31, 2011	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships – Intcomex Mexico	$3,630	$(2,395)	$(278)	$957	10.0
Customer relationships – Brightpoint Transaction	258	(35)	—	223	5.0
Noncompete agreement – Brightpoint Transaction	1,170	(254)	—	916	3.0

Total identifiable intangible assets, net	$5,058	$(2,684)	$(278)	$2,096

For the three months ended March 31, 2012 and 2011, the Company recorded amortization expense related to the intangible assets of $201 and $91, respectively. There was no impairment charge for identifiable intangible assets for the three months ended March 31, 2012 and 2011.

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The outstanding balance of lines of credits consisted of the following:

	As of
	March 31, 2012	December 31, 2011
Lines of credit

Miami Operations:
SBA Miami	$37,811	$14,530

In-country Operations:
Intcomex S.A. de C.V. – El Salvador	7,075	3,669
Intcomex Peru S.A.C.	3,949	4,022
Intcomex de Guatemala, S.A.	3,001	2,536
Intcomex de Ecuador, S.A.	1,502	1,662
Intcomex Costa Rica Mayorista en Equipo de Cómputo, S.A.	600	2,000
Intcomex Colombia LTDA	558	515
Computación Monrenca Panama, S.A.	500	2,500
TGM S.A. – Uruguay	—	407

Total lines of credit	$54,996	$31,841

The change in the outstanding balance of lines of credit was primarily attributable to the increased borrowing in our Miami Operations under its senior secured revolving credit facility. As of March 31, 2012 and December 31, 2011, the total remaining credit amount available was $22,437 and $39,126, respectively.

SBA Miami—PNC Bank Revolving Credit Facility

On July 25, 2011, SBA terminated the senior secured revolving credit facility with Comerica Bank (the “Comerica Credit Facility”) and, collectively, with its consolidated subsidiaries, replaced it with a revolving credit and security agreement with PNC Bank (the “PNC Credit Facility”). On July 26, 2011, with the proceeds from its PNC Credit Facility, SBA paid the remaining balance outstanding under the Comerica Credit Facility of $15,103 and had no outstanding borrowings under the Comerica Credit Facility. The PNC Credit Facility provided for a secured revolving credit facility in the aggregate amount of $30,000, including standby letters of credit commitments in an aggregate undrawn face amount of up to $3,000. The borrowing capacity under the PNC Credit Facility is based upon 85.0% of eligible accounts receivable, plus the lesser of: (i) 60.0% of eligible domestic inventory; (ii) 90% of the liquidation value of eligible inventory; or (iii) $16,500. The PNC Credit Facility has a three-year term and is scheduled to mature on July 25, 2014. Under the PNC Credit Facility, SBA’s obligations are secured by a first priority lien on all of its assets. The Company entered into a guaranty agreement with PNC Bank to guarantee the performance of SBA’s obligations under the PNC Credit Facility. SBA will use the PNC Credit Facility for working capital, capital expenditures and general corporate purposes.

Borrowings under the PNC Credit Facility bear interest at the daily PNC Bank prime rate plus applicable margin of up to 0.50%, but not less than the federal funds open rate plus 0.50%, or the daily LIBOR rate plus 1.0%, whichever is greater. Alternatively, at SBA’s option, borrowings may bear interest at a rate based on 30, 60 or 90 Day LIBOR plus an applicable margin of up to 2.75%, and in each such case payment is due at the end of the respective period. Additional default interest of 2.0% is payable after an event default. The PNC Credit Facility also required SBA to pay a monthly maintenance fee and commitment fee of 0.25% of the unused commitment amount.

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

As of March 31, 2012, SBA’s outstanding draws against the PNC Credit Facility were $37,811, net of $1,042 of excess cash in bank, and the remaining amount available was $12,189. As of March 31, 2012, SBA did not have any outstanding undrawn stand-by letters of credit.

As of March 31, 2012, SBA was in compliance with all of its covenants under the PNC Credit Facility.

In-country Operations Lines of Credit

The Company’s In-country Operations have lines of credit with various local financial institutions. The lines of credit carry interest rates ranging from 1.0% to 9.8% with maturity dates from May 2012 to July 2014.

As of March 31, 2012 and December 31, 2011, Intcomex S.A. (“Intcomex Chile”) had undrawn stand-by letters of credit of $18,700 and $25,700, respectively.

Note 7.	Long-Term Debt

Long-term debt consisted of the following for the periods presented:

	As of
	March 31, 2012	December 31, 2011
Long-term debt, net of current portion
Intcomex, Inc. –13 1/4% Senior Notes, net of discount of $3,818 and $4,125, respectively	$111,183	$110,875
Other, including various capital leases	749	931

Total long-term debt	111,932	111,806
Current maturities of long-term debt	(5,452)	(5,567)

Total long-term debt, net of current portion	$106,480	$106,239

Intcomex, Inc. —13 1/4% Senior Notes

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

On February 8, 2011, the Company commenced an exchange offer for all of its Original 13 1/4% Senior Notes, for an equal principal amount of the 13 1/4% Senior Notes. The 13 1/4% Senior Notes are substantially identical to the Original 13 1/4% Senior Notes, except that the 13 1/4% Senior Notes have been registered under the Securities Act of 1933 and do not bear any legend restricting their transfer. The exchange offer was scheduled to expire on March 9, 2011 and was extended until March 11, 2011. The Company accepted for exchange all of the $120,000 aggregate principal amount of the Original 13 1/4% Senior Notes, representing 100% of the principal amount of the outstanding Original 13 1/4% Senior Notes, which were validly tendered and not withdrawn.

Subject to certain requirements, the Company was required to redeem $5,000 aggregate principal amount of the 13 1/4% Senior Notes on December 15, 2011 and is required to redeem $5,000 aggregate principal amount of the 13 1/4% Senior Notes on December 15, 2012 and $10,000 aggregate principal amount of the 13 1/4% Senior Notes on December 15, 2013, at a redemption price equal to 100% of the aggregate principal amount of the 13 1/4% Senior Notes to be redeemed, together with accrued and unpaid interest to the redemption date subject to certain requirements. The Company may redeem the 13 1/4% Senior Notes, in whole or in part, at any time on or after December 15, 2012 at a price equal to 100% of the aggregate principal amount of the 13 1/4% Senior Notes plus a “make-whole” premium of 6.625% of the principal amount for any redemptions between December 15, 2012 and December 14, 2013. At any time prior to December 15, 2012, the Company is required to redeem up to 35% of the aggregate principal amount of the 13 1/4% Senior Notes with the net cash proceeds of an IPO which occurs on or prior to December 15, 2012 at a price equal to 113.25% of the principal amount of the 13 1/4% Senior Notes. In addition, at its option, the Company may redeem up to 10% of the original aggregate principal amount of the 13 1/4% Senior Notes from time to time prior to December 15, 2012, but no more than once in any 12-month period, at 103% of the aggregate principal amount of the 13 1/4% Senior Notes.

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

On June 15, 2011 and December 15, 2011, the Company made mandatory semi-annual interest payments of $7,950 and $7,619, respectively, on the 13 1/4% Senior Notes.

For the three months ended March 31, 2012, the Company did not repurchase any of its senior notes. On September 14, September 27 and November 10, 2011, the Company purchased $2,100, $1,750 and $1,150, respectively, (an aggregate of $5,000) of its 13 1/4% Senior Notes in arm’s length transactions, at 98.25, 97.50 and 96.50, respectively, of face value plus accrued interest. The Company recognized a gain on the redemption of the 13 1/4% Senior Notes of $121 for the year ended December 31, 2011, which is included in other expense, net, in the consolidated statements of operations.

As of March 31, 2012 and December 31, 2011, the carrying value of the $115,000 principal amount of the remaining outstanding 13 1/4% Senior Notes was $111,183 and $110,875. As of March 31, 2012 and December 31, 2011, the Company was in compliance with all of the covenants and restrictions under the 13 1/4% Senior Notes.

SBA—Capital lease

On April 30, 2007, SBA entered into a lease agreement with Comerica Bank in the principal amount of $1,505 for the lease of the Miami office and warehouse equipment. Interest is due monthly at 6.84% of the total equipment costs and all outstanding amounts are due April 30, 2012. As of March 31, 2012 and December 31, 2011, $127 and $210, respectively, remained outstanding under the lease agreement.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 8.	Income Taxes

Income tax provision consists of the following for the periods presented:

	For the Three Months Ended March 31,
	2012	2011
Income tax provision
Current expense:
Federal and state	$—	$—
Foreign	1,684	717

Total current expense	1,684	717

Deferred (benefit) expense:
Federal and state	—	—
Foreign	(508)	240

Total deferred (benefit) expense	(508)	240

Total provision for income taxes	$1,176	$957

A reconciliation of the statutory federal income tax rate and effective rate as a percentage of income (loss) before provision for income taxes consisted of the following for the periods presented:

	For the Three Months Ended March 31,
	2012	%	2011	%
Effective tax rate
(Loss) income before provision for income taxes:
U.S.	$(1,333)		$(3,549)
Foreign	7,826		3,187

Income (loss) before provision (benefit) for income taxes	$6,493		$(362)

Tax expense (benefit) at statutory rate	$2,207	34%	$(123)	34%
State income taxes, net of federal income tax (benefit) provision	(144)	(2)%	(182)	50%
Effect of tax rates from non-U.S. operations	(1,311)	(20)%	(77)	21%
Change in valuation allowance	424	6%	1,339	(369)%

Effective tax provision (benefit) for income taxes	$1,176	18%	$957	(264)%

The effective tax provision increased by $219, to $1,176 for the three months ended March 31, 2012, as compared to $957 for the three months ended March 31, 2011. The change was primarily due to the higher taxable earnings in the In-country Operations, primarily Argentina, Peru, Costa Rica and El Salvador and increased levels of valuation allowances recorded against U.S. net operating losses (“NOLs”).

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The Company’s net deferred tax assets were attributable to the following:

	As of
	March 31, 2012	December 31, 2011
Deferred tax assets
Current assets:
Allowance for doubtful accounts	$914	$1,164
Inventories	885	772
Accrued expenses	657	699
Other	1,051	1,002

Total current assets	3,507	3,637

Non-current assets:
Tax goodwill	308	370
Net operating losses	24,006	23,045
Other	1,567	1,524
Valuation allowances	(13,808)	(13,384)

Total non-current assets	12,073	11,555

Total deferred tax assets	$15,580	$15,192

Deferred tax liabilities
Current liabilities:
Other	$—	$—

Total current liabilities	—	—

Non-current liabilities:
Fixed assets	(1,887)	(1,979)
Amortizable intangible assets	(373)	(398)
Other	(23)	(26)

Total non-current liabilities	(2,283)	(2,403)

Total deferred tax liabilities	(2,283)	(2,403)

Net deferred tax assets	$13,297	$12,789

As of March 31, 2012 and December 31, 2011, the balance of SBA’s tax goodwill was $821 and $985, respectively. SBA recorded tax goodwill of approximately $9,843 in July 1998, which is being amortized for tax purposes over 15 years. SBA established $262 of deferred tax assets for foreign withholding taxes paid in El Salvador during 2005.

As of March 31, 2012 and December 31, 2011, the Company’s U.S. federal and state of Florida NOLs resulted in $21,253 and $20,676, respectively, of deferred tax assets, which will begin to expire in 2026. The Company analyzed the available evidence related to the realization of the deferred tax assets, considered the global economic environment and continues to believe it is more likely than not that the Company will not recognize a portion of its deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies.

The Company establishes a valuation allowance against its NOLs when it does not believe that it will realize the full benefit of the NOLs. As of March 31, 2012 and December 31, 2011, the Company recorded a valuation allowance of $13,808 and $12,884, respectively, against the respective NOLs, of which $11,192 and $10,616, respectively, related to the U.S. and $2,616 and $2,268, respectively, related to the Company’s In-country Operations.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The Company’s NOLs, deferred tax asset resulting from the NOLs and the related valuation allowance consisted of the following for the periods presented:

	As of March 31, 2012				As of December 31, 2011
	Gross NOL	NOL Deferred Tax Asset	Valuation Allowance	NOL Expiration	Gross NOL	NOL Deferred Tax Asset	Valuation Allowance	NOL Expiration
U.S. federal and state	$55,700	$21,253	$11,192		$54,499	$20,676	$10,616
Foreign

Intcomex Argentina S.R.L.	6,380	2,234	2,234	2012	5,389	1,886	1,886	2011
Intcomex Jamaica Ltd	411	137	—		303	101	—
Intcomex Mexico	1,274	382	382	2018	1,273	382	382	2018

Total foreign	$8,065	$2,753	$2,616		$6,965	$2,369	$2,268

Total	$63,765	$24,006	$13,808		$61,464	$23,045	$12,884

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

The Company believes its accruals for tax liabilities are adequate for all open fiscal years based upon an assessment of factors, including but not limited to, historical experience and related tax law interpretations. The Company does not have any unrecognized tax benefits as of March 31, 2012 and December 31, 2011 and does not anticipate that the total amount of unrecognized tax benefits related to any particular tax position will change significantly within the next 12 months. The Company classifies tax liabilities that are expected to be paid within the current year, if any, as current income tax liabilities and all other uncertain tax positions as non-current income tax liabilities. The Company recognizes interest and penalties related to income tax matters in the provision for income taxes in the consolidated statements of operations.

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

As of March 31, 2012, the Company did not have any derivative instruments outstanding. As of December 31, 2011, the notional amount of the foreign currency forward contract outstanding in one of the Company’s In-country Operations was $9,396. A summary of the location and amounts of the fair value in the consolidated balance sheets and loss (gain) in the statements of operations related to the Company’s derivative instruments during the periods presented consisted of the following:

	Location of Fair Value(2) in Balance Sheet	As of
		March 31, 2012	December 31, 2011
Derivatives instruments not designated or qualifying as hedging instruments under ASC 815(1) :
Foreign currency contracts	Other assets (liabilities)	$—	$61

Total		$—	$61

(1)	Further information on the Company’s purpose for entering into derivative instruments not designated as hedging instruments and the overall risk management strategies are discussed in Part I—Financial Information, 1A. “Risk Factors,” of the Company’s Annual Report.
(2)	Fair value is classified and disclosed as Level 2 category where significant other observable inputs that can be corroborated by observable market data.

	Location of Loss in Statements of Operations	For the Three Months Ended March 31,
		2012	2011
Derivative instruments not designated or qualifying as hedging instruments under ASC 815:
Foreign currency contracts	Other expense (income)	$569	$—

Total		$569	$—

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

Compensation expense related to the Company’s share-based compensation arrangements consists of the following for the periods presented:

	For the Three Months Ended March 31,
	2012	2011
Share-based compensation arrangements charged against income:
Stock options(1)	$—	$—
Restricted shares(2)	28	27

Total	$28	$27

(1)	Stock options were issued pursuant to the 2007 Founders’ Grant Stock Option Plan (the “2007 Founders’ Option Plan”).
(2)	Restricted shares were issued pursuant to the annual equity compensation in 2009, 2010 and 2011 to certain Directors for service on our Company’s Board (collectively the “2009, 2010 and 2011 Restricted Stock Issuances”.)

Outstanding compensation costs related to the Company’s unvested share-based compensation arrangements consisted of the following:

	As of
	March 31, 2012	December 31, 2011
Outstanding compensation costs for unvested share-based compensation arrangements:
Stock options(1)	$—	$—
Restricted shares(2)	136	164

Total	$136	$164

(1)	Stock options were issued pursuant to the 2007 Founders’ Option Plan.
(2)	Restricted shares were issued pursuant to the 2009, 2010 and 2011 Restricted Stock Issuances.

As of March 31, 2012 and December 31, 2011, the outstanding compensation costs for unvested share-based compensation arrangements will be recognized over a weighted-average period of 1.7 and 1.9 years, respectively.

Stock Options

In February 2007, options to acquire an aggregate of 1,540 shares of Class B common stock, non-voting were granted under the 2007 Founders’ Option Plan to certain management employees and independent, non-employee directors. The options were granted at an exercise price of $1,077 per share, which was equal to the fair value of our common stock on the date of grant. The weighted-average grant date fair value of the options granted during the year ended December 31, 2007 was $566 per share. The shares vest ratably over a three-year vesting period of one-third per year on the annual anniversary date and expire 10 years from the date of grant. There were no stock options granted during the three months ended March 31, 2012 and 2011. As of March 31, 2012 and December 31, 2011, all of the outstanding options were vested.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

A summary of the stock option activity and changes under the 2007 Founders’ Option Plan consisted of the following for the periods presented:

	Shares	Weighted- Average Exercise Price per Share (in dollars)	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2011	1,280	$1,077	6.1

Granted	—	—
Exercised	—	—
Forfeited or expired	(420)	—

Outstanding at December 31, 2011	860	$1,077	5.1

Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2012	860	$1,077	4.8

Vested and expected to vest at March 31, 2012	860	$1,077	4.8

Exercisable at March 31, 2012	860	$1,077	4.8

The options were antidilutive as of March 31, 2012 and December 31, 2011, as the fair value of the options was below the exercise price of the options. The fair value of the options was determined using the Black-Scholes option pricing model as of April 23, 2007, the measurement date or the date the Company received unanimous approval from shareholders for the 2007 Founders’ Option Plan. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, and requires the input of subjective assumptions, including expected price volatility and term. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options. Projected data related to the expected volatility and expected life of stock options is typically based upon historical and other information. The fair value of the options granted in 2007 was estimated at the date of grant using the following assumptions:

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Restricted Shares of Common Stock

On April 1, 2011, the Company adopted a basic employee membership restricted stock grant agreement compensation plan for eligible employees to receive compensation in the form of restricted shares of Common Stock. As of March 31, 2012 and December 31, 2011, there were no shares of Common Stock granted or issued under this plan.

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

On June 30, 2011, the 73 and 41 restricted shares of Common Stock that were issued in June 2008 to Messrs. Henriques and Madden, respectively, vested.

A summary of the unvested restricted shares of common stock award activity and changes consisted of the following during the periods presented:

	Restricted Common Stock (in shares)	Weighted-Average Grant-Date Fair Value per Share (in dollars)
Unvested Balance at January 1, 2011	434	$899	(1)

Granted	220	$580	(2)
Vested	(114)	1,225
Forfeited	—	—

Unvested Balance at December 31, 2011	540	$870	(1)

Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested Balance at March 31, 2012	540	$870	(1)

(1)	The fair value was determined using the weighted-average fair value per share to reflect the portion of the period during which shares were outstanding.
(2)	The fair value was determined as of the date the Company granted the shares.

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

Legal Proceedings

As part of our normal course of business, the Company is involved in certain claims, regulatory and tax matters. In the opinion of the Company’s management, the final disposition of such matters will not have a material adverse impact on the Company’s results of operations and financial condition.

Leases

The Company leases office, warehouse facilities and warehouse equipment under non-cancelable operating leases that expire on various dates through 2021, including SBA’s office and warehouse space in Miami, Florida. The original commencement date of this 10-year lease was May 1, 2007, with a monthly base rent expense of $146 per month and an annual 3.0% escalation clause. In October 2011, SBA entered into an amendment to the agreement for the lease of the Miami office, warehouse facilities and warehouse equipment and decreased the leased space by 48,095 to 172,926 square feet effective September 1, 2011. The amendment also modified the monthly base rent expense to $120 beginning December 1, 2011 with an annual 2.2% escalation clause and extended the term of the lease. The lease has a new commencement date of August 1, 2017 and termination date of August 31, 2021.

Indemnity Letter Agreement

On March 16, 2011, the Company entered into an indemnity letter agreement with Anthony and Michael Shalom, (the “Shaloms”) and a CVC International subsidiary, CVCI Intcomex Investment LP (“CVCI Investment”), pursuant to which the Company agreed to return approximately $927 (the “Reimbursement Amount”) to the Shaloms. The return of the Reimbursement Amount is a result of an overpayment by the Shaloms of an indemnification payment owed to CVCI Investment and paid to the Company pursuant to an indemnity agreement letter between the Shaloms and CVCI Investment, dated as of June 29, 2007. The Reimbursement Amount represents a refund claimed by the Shaloms, as a result of a tax benefit recognized by the Company in connection with the gross indemnifiable loss. Accordingly, the original indemnification payment exceeded the ultimate indemnifiable loss because it did not account for the effect of this tax benefit. The Reimbursement Amount is equal to the indemnifying shareholders’ pro rata share of the tax benefit recognized. The Reimbursement Amount is payable at the earlier of: (i) such time that such payment is not prohibited by any agreement by which the Company or any of its subsidiaries is bound; and (ii) a change of control other than that as a result of an IPO.

Note 12.	Additional Paid in Capital

Total compensation expense for share-based compensation arrangements charged against income was $28 and $27 for the three months ended March 31, 2012 and 2011, respectively. For a detailed discussion of the share-based compensation, see “Note 10. Share-Based Compensation” in these Notes to Condensed Consolidated Financial Statements (Unaudited).

On July 15, 2011, the Company repurchased 852 shares of Common Stock from one of its shareholders using the proceeds from the Brightpoint Transaction, for a total purchase price of $494, in connection with the departure of such shareholder’s principal owner as an employee of Intcomex Argentina, S.R.L.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 13.	Segment Information

FASB ASC 280, Segment Reporting provides guidance on the disclosures about segments and information related to reporting units. The Company operates in a single industry segment, that being a distributor of IT products. The Company’s operating segments are based on geographic location. Geographic areas in which the Company operates include sales generated from and invoiced by the Miami, Florida operations, the Miami Operations, and sales generated from and invoiced by all of the Latin American and Caribbean subsidiary operations. The subsidiary operations conduct business with sales and distribution centers in the following countries: Argentina, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Jamaica, Mexico, Panama, Peru, and Uruguay, collectively, the In-country Operations. The In-country Operations have been aggregated as one segment due to similar products and economic characteristics. The Company sells and distributes one type of product line, IT products, and does not provide any separately billable services. It is impracticable for the Company to report the revenues from external customers for the group of similar products within the product line because the general ledger used to prepare the Company’s financial statements does not track sales by product.

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

	For the Three Months Ended March 31,
	2012	2011
Statement of Operations Data:
Revenue:
Miami Operations
Revenue from unaffiliated customers(1)	$127,263	$60,942
Intersegment	85,287	73,087

Total Miami Operations	212,550	134,029
In-country Operations
In-country Operations, excluding Intcomex Chile	186,441	137,600
Intcomex Chile	76,796	52,209

In-country Operations	263,237	189,809
Eliminations of inter-segment	(85,287)	(73,087)

Total revenue	$390,500	$250,751

Operating income:
Miami Operations	$3,742	$1,416
In-country Operations	5,405	3,114

Total operating income	$9,147	$4,530

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

	As of
	March 31, 2012	December 31, 2011
Balance Sheet Data:
Assets:
Miami Operations	$203,282	$185,918
In-country Operations
In-country Operations, excluding Intcomex Chile	154,399	138,678
Intcomex Chile	131,874	120,385

In-country Operations	286,273	259,063

Total assets	$489,555	$444,981

Property & equipment, net:
Miami Operations	$6,037	$6,245
In-country Operations	9,289	9,165

Total property & equipment, net	$15,326	$15,410

Goodwill:
Miami Operations	$2,673	$2,622
In-country Operations	15,414	15,357

Total goodwill	$18,087	$17,979

(1)	For purposes of geographic disclosure, revenue is attributable to the country in which the Company’s individual business resides.

Note 14.	Guarantor Condensed Consolidating Financial Statements

The 13 1/4% Senior Notes are unconditionally guaranteed on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries (collectively, the “Subsidiary Guarantors”), but not the Company’s foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”). Each of the note guarantees covers the full amount of the 13 1/4% Senior Notes and each of the Subsidiary Guarantors is 100% owned by the Company. Pursuant to Rule 3-10(f) of Regulation S-X under the rules promugated under the Securities Act of 1933, the Parent company has prepared condensed consolidating financial information for the Parent company, the subsidiaries that are Guarantors of the Company’s obligations under the Original 13 1/4% Senior Notes and 13 1/4% Senior Notes on a combined basis and the Non-Guarantor Subsidiaries on a combined basis.

The indentures governing the 13 1/4% Senior Notes and the security documents executed in connection therewith provide that, in the event that Rule 3-16 of Regulation S-X under the rules promulgated under the Securities Act of 1933, or any successor regulation, requires the filing of separate financial statements of any of the Company’s subsidiaries with the SEC, the capital stock pledged as collateral securing the Original 13 1/4% Senior Notes and 13 1/4% Senior Notes, the portion or, if necessary, all of such capital stock pledged as collateral securing the 13 1/4% Senior Notes, necessary to eliminate such filing requirement, will automatically be deemed released and not have been part of the collateral securing the 13 1/4% Senior Notes.

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Supplemental financial information for Intcomex, Inc., our combined Subsidiary Guarantors and Non-Guarantor Subsidiaries is presented below.

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2012

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Current assets
Cash and equivalents	$—	$222	$17,031	$—	$17,253
Trade accounts receivable, net	—	97,897	155,243	(94,098)	159,042
Inventories	—	68,238	131,676	—	199,914
Other	42,389	6,047	88,859	(77,194)	60,101

Total current assets	42,389	172,404	392,809	(171,292)	436,310

Long-term assets
Property and equipment, net	3,908	2,129	9,289	—	15,326
Investments in subsidiaries	176,440	253,215	—	(429,655)	—
Goodwill	2,673	7,418	7,996	—	18,087
Other	15,234	71,452	9,235	(76,089)	19,832

Total assets	$240,644	$506,618	$419,329	$(677,036)	$489,555

Liabilities and shareholders’ equity
Current liabilities	$12,123	$228,649	$239,243	$(171,232)	$308,783
Long-term debt, net of current maturities	106,270	—	210	—	106,480
Other long-term liabilities	52,558	18,154	15,348	(81,461)	4,599

Total liabilities	170,951	246,803	254,801	(252,693)	419,862

Total shareholders’ equity	69,693	259,815	164,528	(424,343)	69,693

Total liabilities and shareholders’ equity	$240,644	$506,618	$419,329	$(677,036)	$489,555

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2012

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$212,550	$263,237	$(85,287)	$390,500
Cost of revenue	—	200,641	241,237	(85,410)	356,468

Gross profit	—	11,909	22,000	123	34,032
Operating expenses	3,481	4,686	16,718	—	24,885

Operating (loss) income	(3,481)	7,223	5,282	123	9,147
Other expense, net
Interest expense, net	4,899	676	(283)	—	5,292
Other, net	(11,035)	(11,046)	(2,374)	21,817	(2,638)

Total other (income) expense	(6,136)	(10,370)	(2,657)	21,817	2,654
Income (loss) before (benefit) provision for income taxes	2,655	17,593	7,939	(21,694)	6,493
(Benefit) provision for income taxes	(2,662)	2,471	1,367	—	1,176

Net income (loss)	$5,317	$15,122	$6,572	$(21,694)	$5,317

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2011

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$134,030	$189,808	$(73,087)	$250,751
Cost of revenue	—	125,321	172,970	(72,878)	225,413

Gross profit	—	8,709	16,838	(209)	25,338
Operating expenses	2,650	4,436	13,722	—	20,808

Operating (loss) income	(2,650)	4,273	3,116	(209)	4,530
Other expense, net
Interest expense, net	5,064	478	(764)	—	4,778
Other, net	(4,748)	(4,425)	973	8,313	113

Total other expense (income)	316	(3,947)	209	8,313	4,891
(Loss) income before (benefit) provision for income taxes	(2,966)	8,220	2,907	(8,522)	(361)
(Benefit) provision for income taxes	(1,648)	1,457	1,148	—	957

Net (loss) income	$(1,318)	$6,763	$1,759	$(8,522)	$(1,318)

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2012

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Cash flows from operating activities	$307	$(22,957)	$(8,120)	$—	$(30,770)

Cash flows from investing activities
Purchases of property and equipment, net	(295)	(43)	(510)	—	(848)
Other	—	—	11	—	11

Cash flows from investing activities	(295)	(43)	(499)	—	(837)

Cash flows from financing activities
Payments (borrowings) under lines of credit, net	—	23,281	(126)		23,155
Payments of long-term debt	(12)	(99)	(70)	—	(181)

Cash flows from financing activities	(12)	23,182	(196)	—	22,974

Effects of exchange rate changes on cash	—	—	179	—	179

Net increase (decrease) in cash and cash equivalents	—	182	(8,636)	—	(8,454)
Cash and cash equivalents, beginning of period	—	40	25,667	—	25,707

Cash and cash equivalents, end of period	$—	$222	$17,031	$—	$17,253

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2011

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Cash flows from operating activities	$(1,309)	$(1,706)	$(2,505)	$—	$(5,520)

Cash flows from investing activities
Purchases of property and equipment, net	(675)	(39)	(278)	—	(992)
Other	1,989	(1,985)	68	—	72

Cash flows from investing activities	1,314	(2,024)	(210)	—	(920)

Cash flows from financing activities
Payments (borrowings) under lines of credit, net	—	3,607	(1,599)		2,008
Borrowings under long-term debt	—	—	—	—	—
Payments of long-term debt	—	(95)	(47)	—	(142)

Cash flows from financing activities	—	3,512	(1,646)	—	1,866

Effects of exchange rate changes on cash	—	—	265	—	265

Net increase (decrease) in cash and cash equivalents	5	(218)	(4,096)	—	(4,309)
Cash and cash equivalents, beginning of period	—	273	28,594	—	28,867

Cash and cash equivalents, end of period	$5	$55	$24,498	$—	$24,558

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 15.	Restructuring Plan

In late March 2012, management implemented a plan to significantly reduce the Company’s In-country Operations in Argentina. Under the plan, the Company will essentially cease operations at its subsidiary, Intcomex Argentina S.R.L. (“Intcomex Argentina”), by the end of fiscal 2012. For the three months ended March 31, 2012, the Company recorded $621 in expenses related to these restructuring actions. The restructuring included involuntary workforce reductions and employee benefits and other costs incurred in connection with vacating leased facilities. These expenses were recorded in operating expenses in the condensed consolidated statement of operations. As of March 31, 2012, no payments have been made.

The Company does not consider its In-country Operations in Argentina to be material. At December 31, 2011, Intcomex Argentina’s total assets represented approximately 1.4% of the Company’s total consolidated assets. For the year ended December 31, 2011, Intcomex Argentina’s total revenues represented approximately 1.3% of the Company’s total consolidated revenues and Intcomex Argentina’s operating loss represented 2.8% of the Company’s consolidated operating income on an absolute value basis. Accordingly, the Company will not present its In-country Operations in Argentina as discontinued operations.

For the three months ended March 31, 2012 and 2011, Intcomex Argentina’s operating loss was $1,134 and $453, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, beliefs, estimates, forecasts, projections and management’s assumptions about our company, our future performance, our liquidity and the Information Technology, or IT, products distribution industry in which we operate. Words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “goal,” “plan,” “seek,” “project,” “target” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances including but are not limited to, management’s expectations for competition, revenues, margin, expenses and other operating results, capital expenditures, liquidity, capital requirements, acquisitions and exchange rate fluctuations, each of which involves numerous risks and uncertainties are forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those identified below, elsewhere herein and under “Part II—Other Information, Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 14, 2012, or Annual Report, under “Part I. Item 1A. Risk Factors.” These risks and uncertainties include, but are not limited to the following:

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

Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statement because of certain factors discussed below or elsewhere in this Quarterly Report or included in our Annual Report. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and notes thereto, which are included in our Annual Report, and our unaudited condensed consolidated financial statements for the fiscal quarter and year to date period ended March 31, 2012, which are included in this Quarterly Report.

Overview

We believe we are the largest pure play value-added distributor of computer IT products focused solely on serving Latin America and the Caribbean, or the Region. We believe the continued convergence of IT, consumer electronics and mobile ‘smart’ device technology extends our products offerings beyond traditional computer based IT products into complimentary products that address consumer demand for mobile computing devices, such as smart phones and tablets, throughout the Region. We distribute computer equipment components, peripherals, software, computer systems, accessories, networking products, digital consumer electronics and mobile devices to more than 47,000 customers in 40 countries. We offer single source purchasing to our customers by providing an in-stock selection of more than 13,000 products from over 140 vendors, including the world’s leading IT product manufacturers. From our headquarters and main distribution center in Miami, we support a network of 25 sales and distribution operations in 12 Latin American and Caribbean countries, or our In-country Operations.

Our results for the three months ended March 31, 2012, reflect an increase in revenue across most of our product lines and our customer markets, with mobile devices representing the most significant portion of the revenue growth, as compared to the corresponding period in 2011. Revenue increased $139.7 million, or 55.7% to $390.5 million for the three months ended March 31, 2012, as compared to $250.7 million for the three months ended March 31, 2011. Gross profit increased $8.7 million, or 34.3% to $34.0 million for the three months ended March 31, 2012, as compared to $25.3 million for the three months ended March 31, 2011. The improvement in gross profit was primarily the result of the higher sales volume.

Total operating expenses increased $4.1 million, or 19.6% to $24.9 million for the three months ended March 31, 2012, as compared to $20.8 million for the three months ended March 31, 2011. The increase in operating expenses resulted primarily from the additional salary and payroll-related expenses, including severance costs, facilities-related expenses, bad debt expense, travel and transportation expenses, incurred during the period. Other expense, net decreased $2.2 million, or 45.7% to $2.7 million during the three months ended March 31, 2012, as compared to $4.9 million during the three months ended March 31, 2011. The decrease was primarily driven by foreign exchange gains realized during the three months ended March 31, 2012, as compared to the foreign exchange losses realized during the same period in 2011.

Net income was $5.3 million for the three months ended March 31, 2012, as compared to net loss of $1.3 million for the three months ended March 31, 2011.

Factors Affecting Our Results of Operations

The following events and developments have in the past, or are expected in the future to have, a significant impact on our financial condition and results of operations:

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

•

Sale of Mobile Devices. Due to the continued convergence of IT products and mobile devices, we launched our initial foray into the mobile devices market in the latter half of 2010. In April 2011, we completed our strategic transaction with Brightpoint, Inc., which facilitates our further expansion into the wireless mobile devices distribution market. Additionally, we have entered into contracts with certain mobile devices manufacturers for the distribution of their products throughout Latin America and the Caribbean. We expect to enter into more contracts with other mobile devices manufacturers, which may result in the increase in revenues related to these products and services. In addition, we expect the growth of our revenues to continue to be significantly driven by growth in the sales of mobile devices.

•

Shift in revenue to In-country Operations. One of our growth strategies is to expand the geographic presence of our In-country Operations into areas in which we believe we can achieve higher gross margins than our Miami Operations. Miami gross margins are generally lower than gross margins from our In-country Operations because the Miami export market is more competitive due to the high concentration of other Miami-based IT distributors who compete for the export business of resellers and retailers located in Latin America or the Caribbean. In addition, these resellers and retailers generally have larger average order quantities than customers of our In-country Operations segment, and as a result, benefit from lower average prices. Revenue from our In-country Operations grew by an average of 18.4% annually between 2001 and 2011, as compared to growth in revenue from our Miami Operations of an average of 13.0% annually over the same period. Revenue from our In-country Operations accounted for 67.4% and 75.7% of consolidated revenue for the three months ended

March 31, 2012 and 2011, respectively. While the recent increase in sales related to mobile devices has resulted in a greater increase in revenue from our Miami Operations than our In-country Operations, we expect the expansion of our In-country Operations to grow at a faster rate than our Miami Operations over the long term.

•

Exposure to fluctuations in foreign currency. A significant portion of the revenues from our In-country Operations is invoiced in currencies other than the United States, or U.S., dollar and a significant amount of the operating expenses from our In-country Operations are denominated in currencies other than U.S. dollar. In markets where we invoice in local currency, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, appreciation of a local currency could have a marginal impact on our gross profit and gross margins in U.S. dollar terms. In markets where our books and records are prepared in currencies other than the U.S. dollar, the appreciation of the local currency will increase our operating expenses and decrease our operating margins in U.S. dollar terms. Our consolidated statements of operations include a foreign exchange gain of $2.7 million for the three months ended March 31, 2012 and a foreign exchange loss of $0.1 million for the three months ended March 31, 2011. We periodically engage in foreign currency forward contracts when available and when doing so is not cost prohibitive. In periods when we do not, foreign currency fluctuations may adversely affect our results of operations, including our gross margins and operating margins.

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

It is necessary for us to increase our use of available cash or borrowings under our credit facility to the extent available to pay certain vendors for their products, which adversely affects our liquidity and can adversely affect our results of operations and opportunities for growth. We purchase credit insurance to support trade credit lines extended to our customers which has been restricted due to regional or global economic events or disruptions in the credit markets. Periodically, credit insurers may tighten the requirements for extending credit insurance coverage thereby limiting our capacity to extend trade credit to our customers and the growth of our business throughout the Region.

•

Increased levels of indebtedness. During December 2009, we completed a cash tender offer for $96.9 million aggregate principal amount of our prior 11 3/4% Senior Notes outstanding. We financed the tender offer with the net cash proceeds of $120.0 million aggregate principal amount of the Original 13 1/4% Second Priority Senior Notes, due December 15, 2014, or the Original 13 1/4% Senior Notes, that were sold in a private placement transaction and closed on December 22, 2009, with an interest rate of 13.25% per year, payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2010. We used the proceeds from the sale of the Original 13 1/4% Senior Notes to repay our borrowings under, and renew our senior secured revolving credit facility, repurchase, redeem or otherwise discharge our Prior 11 3/4% Senior Notes and the balance for general corporate purposes. For the three months ended March 31, 2012 and 2011, interest expense was $5.4 million and $5.0 million, respectively.

Additionally, on January 25, 2012, SBA together with its consolidated subsidiaries executed an amendment to the PNC Credit Facility, or the PNC Credit Facility Amendment, increasing the maximum amount available for borrowing under the facility from $30.0 million to $50.0 million, including standby letters of credit commitments in an aggregate undrawn face amount of up to $3.0 million.

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

As of March 31, 2012 and December 31, 2011, our U.S. and state of Florida NOLs resulted in $21.3 million and $20.7 million, respectively, of deferred tax assets, which will begin to expire in 2026. As of March 31, 2012 and December 31,

2011, Intcomex Argentina, S.R.L. had $6.4 million and $5.4 million, respectively, in NOLs resulting in $2.2 million and $1.9 million, respectively, of deferred tax assets, which began to expire in 2011. As of March 31, 2012 and December 31, 2011, Intcomex Mexico had $1.3 million in NOLs resulting in $0.4 million of deferred tax assets, which will expire in 2018.

We periodically analyze the available evidence related to the realization of the deferred tax assets, considered the current negative economic environment and determined it is now more likely than not that we will not recognize a portion of our deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies. As of March 31, 2012 and December 31, 2011, we had a valuation allowance of $11.2 million and $10.6 million, respectively, related to our U.S. and state of Florida NOLs and $2.6 million and $2.3 million, respectively, related to our foreign NOLs, as management does not believe it will realize the full benefit of these NOLs. Our future results of operations may be impacted by a prolonged weakness in the economic environment, which may result in further valuation allowances on our deferred tax assets and adversely affect our results of operations or financial condition.

•

Restructuring Charges. For the three months ended March 31, 2012 we recorded $0.6 million related to the restructuring actions that we implemented to significantly reduce our In-country Operations in Argentina. The restructuring included involuntary workforce reductions and employee benefits and other costs incurred in connection with vacating leased facilities. The charges were recorded in our statements of operations as an increase to our operating expenses. For the three months ended March 31, 2011, we did not incur any restructuring charges.

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

The comparability of our operating results for the three months ended March 31, 2012, as compared to the same period of 2011, is impacted by the Brightpoint Transaction. In our discussion of the comparison of the three months ended March 31, 2012, as compared to the same period of 2011 in our results of operations, the incremental contribution of the Brightpoint Transaction to our business is presented as if the acquisition was not separately identifiable, as the integration was made directly into our existing operations and was insignificant to our results of operations during the periods presented.

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

Comparison of the quarter ended March 31, 2012 versus the quarter ended March 31, 2011

The following table sets forth selected financial data and percentages of revenue for the periods presented:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Dollars (in thousands)	Percentage of Revenue	Dollars (in thousands)	Percentage of Revenue
Revenue	$390,500	100.0%	$250,751	100.0%
Cost of revenue	356,468	91.3%	225,413	89.9%

Gross profit	34,032	8.7%	25,338	10.1%
Selling, general and administrative	23,705	6.0%	19,686	7.9%
Depreciation and amortization	1,180	0.3%	1,122	0.5%

Total operating expenses	24,885	6.4%	20,808	8.3%

Operating income	9,147	2.3%	4,530	1.8%
Other expense, net	2,654	0.7%	4,891	2.0%

Income (loss) before provision for income taxes	6,493	1.7%	(361)	(0.1)%
Provision for income taxes	1,176	0.3%	957	0.4%

Net income (loss)	$5,317	1.4%	$(1,318)	(0.5)%

Revenue. Revenue increased $139.7 million, or 55.7%, to $390.5 million for the three months ended March 31, 2012, from $250.8 million for the three months ended March 31, 2011. Our revenue growth was driven by the increased demand for our products throughout Latin America and the Caribbean combined with our efforts to grow and diversify our product offerings. Revenue growth was driven primarily by the increase in sales of mobile devices of $71.9 million, notebook computers of $23.6 million, basic “white-box” systems of $13.3 million, software of $5.7 million, central processing units, or CPUs, of $3.9 million, printers of $3.9 million and hard disk drives of $2.0 million, offset by the decrease in sales of memory products. We experienced a 5.3% increase in unit shipments across our core product lines, which excludes mobile devices, for the three months ended March 31, 2012, as compared to the same period in 2011. We experienced an 18.6% increase in average sales prices across the same core products for the three months ended March 31, 2012, as compared to the same period in 2011, due to the impact of pricing on basic “white-box” systems and hard disk drives. Revenue derived from our In-country Operations increased $73.4 million, or 38.7%, to $263.2 million for the three months ended March 31, 2012, from $189.8 million for the three months ended March 31, 2011. Revenue derived from our In-country Operations accounted for 67.4% of our total revenue for the three months ended March 31, 2012, as compared to 75.7% of our total revenue for the three months ended March 31, 2011. The growth in revenue from our In-country Operations was mainly driven by the overall increase in sales in Peru, Chile, El Salvador, Colombia and Guatemala, and, to a lesser extent, also driven by the increase in sales in Ecuador and Costa Rica. This growth was driven by the increased sales volume of mobile devices, notebook computers, basic “white-box” systems, software, CPUs, printers and hard disk drives. Revenue derived from our Miami Operations increased $66.3 million to $127.3 million for the three months ended March 31, 2012 (net of $85.3 million of revenue derived from sales to our In-country Operations) from $60.9 million for the three months ended March 31, 2011 (net of $73.1 million of revenue derived from sales to our In-country Operations). The growth in revenue derived from our Miami Operations reflected the increased sales volume of mobile devices, CPUs, software, printers, basic “white-box” systems and hard disk drives.

Gross profit. Gross profit increased $8.7 million, or 34.3%, to $34.0 million for the three months ended March 31, 2012, from $25.3 million for the three months ended March 31, 2011. The increase was primarily driven by higher sales volume in our In-country Operations and our Miami Operations. Gross profit from our In-country Operations increased $5.5 million, or 33.5%, to $22.1 million for the three months ended March 31, 2012, from $16.5 million for the three months ended March 31, 2011. The improvement in gross profit from our In-country Operations was driven by the increase in sales volume of notebook computers, basic “white-box” systems, mobile devices, software, printers and hard disk drives, particularly in Chile, Colombia, Ecuador, Guatemala and Peru, partially offset by the decreased sales of memory products. Gross profit from our In-country Operations accounted for 64.8% of our consolidated gross profit for the three months ended March 31, 2012, as compared to 65.3% for the three months ended March 31, 2011. Gross profit from our Miami Operations increased $3.2 million, or 35.9%, to $12.0 million for the three months ended March 31, 2012, as compared to $8.8 million for the three months ended March 31, 2011. The improvement in gross profit from our Miami Operations was driven by the increased sales volume of mobile devices, CPUs, software, printers, basic “white-box” systems and hard disk drives, partially offset by the decreased sales of memory products. As a percentage of revenue, gross margin was 8.7% for the three months ended March 31, 2012, as compared to 10.1% for the three months ended March 31, 2011. The decrease in gross margin of 1.4% was primarily driven by the dilutive impact of mobile device sales and the impact of $1.4 million in additional inventory obsolescence provision recognized during the quarter ended March 31, 2012 when compared to the quarter ended March 31, 2011.

Operating expenses. Total operating expenses increased $4.1 million, or 19.6% to $24.9 million for the three months ended March 31, 2012, as compared to $20.8 million for the three months ended March 31, 2011. The increase in operating expenses resulted from higher salary and payroll-related expenses of $2.8 million, facilities-related expenses of $0.3 million, bad debt expense of $0.3 million, travel and transportation expenses of $0.4 million. As a percentage of revenue, operating expenses decreased to 6.4% for the three months ended March 31, 2012, as compared to 8.3% for the three months ended March 31, 2011. As a percentage of total operating expenses, salary and payroll-related expenses increased to 58.0% of total operating expenses for the three months ended March 31, 2012, as compared to 55.8% for the three months ended March 31, 2011. Operating expenses from our In-country Operations increased $3.2 million, or 24.2% to $16.7 million for the three months ended March 31, 2012, as compared to $13.4 million for the three months ended March 31, 2011. The increase resulted from higher salary and payroll-related expenses of $1.8 million, of which $0.6 million related to severance payments related to our operations in Argentina. The increase also resulted from higher facilities-related expenses of $0.4 million. Operating expenses from our Miami Operations increased $0.8 million, or 11.3%, to $8.2 million for the three months ended March 31, 2012, as compared to $7.4 million for the three months ended March 31, 2011, due to the higher salary and payroll-related expenses of $1.0 million, partially offset by lower facilities-related expenses of $0.1 million.

It should be noted that the increase in operating expenses mirrors the Company’s expansion of its product offerings and the need to support the incremental business. While the absolute dollars have increased, the Company has been able to improve leverage due to the increased revenues. As a result, operating expenses as a percentage of revenues has decreased by 1.9% for the three months ended March 31, 2012, compared to the same period in 2011.

Operating income. Operating income increased $4.6 million to $9.1 million for the three months ended March 31, 2012, from $4.5 million for the three months ended March 31, 2011, due to the higher sales volumes of primarily mobile devices. Operating income from our In-country Operations increased $2.3 million, or 73.5%, to $5.4 million for the three months ended March 31, 2012, from $3.1 million for the three months ended March 31, 2011. Operating income from our Miami Operations increased $2.3 million to $3.7 million for the three months ended March 31, 2012, from $1.4 million for the three months ended March 31, 2011.

Other expense, net. Other expense, net decreased $2.2 million, or 45.7%, to $2.7 million for the three months ended March 31, 2012, from $4.9 million for the three months ended March 31, 2011. The decrease in other expense, net was primarily attributable to foreign exchange gains of $2.7 million, primarily in Chile and Colombia, during the three months ended March 31, 2012, as compared to the foreign exchange losses of $0.1 million during the same period in 2011.

Provision for income taxes. Provision for income taxes increased $0.2 million, or 22.9%, to $1.2 million for the three months ended March 31, 2012, from $1.0 million for the three months ended March 31, 2011. The increase was due to higher taxable earnings in our In-country Operations, particularly, Peru, Costa Rica and El Salvador and the reduced levels of valuation allowance recorded in the U.S. against its NOLs.

Net income (loss). Net income was $5.3 million for the three months ended March 31, 2012, as compared to net loss of $1.3 million for the three months ended March 31, 2011.

Liquidity and Capital Resources

The IT products distribution business is working-capital intensive. Historically, we have financed our working capital needs through a combination of cash generated from operations, trade credit from manufacturers, borrowings under revolving bank lines of credit (including issuance of letters of credit), asset-based financing arrangements that we have established in certain Latin American markets and the issuance of our $120.0 million aggregate principal amount 13 1/4% Second Priority Senior Secured Notes due December 15, 2014, or our “13 1/4% Senior Notes.”

Our cash and cash equivalents were $17.3 million as of March 31, 2012, as compared to $25.7 million as of December 31, 2011. The decrease in cash and cash equivalents was primarily attributable to the increase in our inventory, primarily offset by the lines of credit borrowings during the three months ended March 31, 2012. Our working capital increased to $127.5 million as of March 31, 2012, as compared to $121.3 million as of December 31, 2011, primarily as a result of the increase in inventories of $30.8 million and the increase in accounts receivable of $21.1 million, offset by the increase in lines of credit borrowing of $23.2 million and the increase in accounts payable of $12.8 million. We believe our existing cash and cash equivalents, as well as any cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Changes in Financial Condition

The following table summarizes our cash flows for the periods presented:

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Cash flows used in operating activities	$(30,770)	$(5,520)
Cash flows used in investing activities	(837)	(920)
Cash flows provided by financing activities	22,974	1,866
Effect of foreign currency exchange rate changes on cash and cash equivalents	179	265

Net decrease in cash and cash equivalents	$(8,454)	$(4,309)

Cash flows from operating activities. Our cash flows from operating activities resulted in a requirement of $30.8 million for the three months ended March 31, 2012, as compared to $5.5 million during the three months ended March 31, 2011. The change was primarily driven by the growth in inventories, net of the increases in accounts payable and trade accounts receivable.

Cash flows from investing activities. Our cash flows from investing activities resulted in a requirement of $0.8 million for the three months ended March 31, 2012, as compared to $0.9 million during the three months ended March 31, 2011.

Cash flows from financing activities. Our cash flows from financing activities resulted in a generation of $23.0 million for the three months ended March 31, 2012, as compared to $1.9 million for the three months ended March 31, 2011. The change was primarily the result of the higher net borrowings under our lines of credit by our Miami Operations and our operations in El Salvador during the three months ended March 31, 2012.

Working Capital Management

The successful management of our working capital needs is a key driver of our growth and cash flow generation. The following table sets forth certain information about the largest components of our working capital: our trade accounts receivable, inventories and accounts payable:

	As of March 31, 2012	As of December 31, 2011
	(Dollars in thousands)
Balance sheet data:
Trade accounts receivable, net of allowance	$159,042	$137,921
Inventories	199,914	169,138
Accounts payable	221,213	208,409

Other data:
Trade accounts receivable days (1)	37.1	31.5
Inventory days (2)	51.0	42.7
Accounts payable days (3)	(56.5)	(52.7)

Cash conversion cycle (4)	31.6	21.5

(1)	Trade accounts receivable days is defined as our consolidated trade accounts receivable (net of allowance for doubtful accounts) as of the last day of the period divided by our consolidated revenue for such period times 91 days for the three months ended March 31, 2012 and 92 days for the three months ended December 31, 2011. Our consolidated trade accounts receivable for our In-country Operations include value added tax at a rate of between 5% and 27% (depending on the country). The exclusion of such value added tax would result in lower trade accounts receivable days.
(2)	Inventory days is defined as our consolidated inventory as of the last day of the period divided by our consolidated cost of goods sold for such period times 91 days for the three months ended March 31, 2012 and 92 days for the three months ended December 31, 2011.
(3)	Accounts payable days is defined as our consolidated accounts payable as of the last day of the period divided by our consolidated cost of goods sold for such period times 91 days for the three months ended March 31, 2012 and 92 days for the three months ended December 31, 2011.
(4)	Cash conversion cycle is defined as our trade accounts receivable days plus inventory days less accounts payable days.

Cash conversion cycle days. One measurement we use to monitor working capital is the cash conversion cycle, which measures the number of days to convert trade accounts receivable and inventory, net of accounts payable, into cash. Our cash conversion cycle increased to 31.6 days as of March 31, 2012, from 21.5 days as of December 31, 2011. Trade accounts receivable days increased to 37.1 days as of March 31, 2012, from 31.5 days as of December 31, 2011. Trade accounts receivable days were partially influenced by the timing of sales within the respective quarters. Inventory days increased to 51.0 days as of March 31, 2011, from 42.7 days as of December 31, 2011, due to growth in inventory levels primarily in our Miami Operations. Accounts payable days increased to 56.5 days as of March 31, 2012, as compared to 52.7 days as of December 31, 2011, due to the increase in inventory related payables, primarily for mobile devices.

Trade accounts receivable. We principally sell products to a large base of third-party distributors, resellers and retailers throughout Latin America and the Caribbean and to other Miami-based exporters of IT products to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No one customer accounted for more than 3.8% of sales for the three months ended March 31, 2012 and 2.0% of sales for the three months ended March 31, 2011. We provide trade credit to our customers in the normal course of business. The collection of a substantial portion of our receivables is susceptible to changes in Latin America and Caribbean economies and political climates. We monitor our exposure for credit losses and maintain allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting our industry. The financial condition of our customers and the related allowance for doubtful accounts is continually reviewed by management.

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

Capital Expenditures and Investments

Capital expenditures decreased to $0.8 million for the three months ended March 31, 2012, as compared to $1.0 million for the three months ended March 31, 2011.

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

As of March 31, 2012 and December 31, 2011, the total amounts available under our lines of credit, overdraft and credit facilities were $22.4 million and $39.1 million, respectively, of which $12.2 million and $15.5 million, respectively related to our Miami Operations and $10.2 million and $23.6 million, respectively related to our In-country Operations.

SBA Miami—PNC Bank Revolving Credit Facility

On July 25, 2011, Software Brokers of America, Inc., or SBA, terminated the senior secured revolving credit facility with Comerica Bank, or the Comerica Credit Facility and, collectively with its consolidated subsidiaries, replaced it with a revolving credit and security agreement with PNC Bank, or the PNC Credit Facility. On July 26, 2011, with proceeds from the PNC Credit Facility, SBA paid the remaining balance outstanding under the Comerica Credit Facility of $15.1 million and had no outstanding borrowings under the Comerica Credit Facility. The PNC Credit Facility provided for a secured revolving credit facility in the aggregate amount of $30.0 million, including standby letters of credit commitments in an aggregate undrawn face amount of up to $3.0 million. The borrowing capacity under the PNC Credit Facility is based upon 85.0% of eligible accounts receivable, plus the lesser of: (i) 60.0% of eligible domestic inventory; (ii) 90% of the liquidation value of eligible inventory; or (iii) $16.5 million. The PNC Credit Facility has a three-year term and is scheduled to mature on July 25, 2014. SBA’s obligations under the PNC Credit Facility are secured by a first priority lien on of its assets. We entered into a guaranty agreement with PNC Bank to guarantee the performance of SBA’s obligations under the PNC Credit Facility. SBA will use the PNC Credit Facility for working capital, capital expenditures and general corporate purposes.

Borrowings under the PNC Credit Facility bear interest at the daily PNC Bank prime rate plus applicable margin of up to 0.50%, but not less than the federal funds open rate plus 0.50%, or the daily LIBOR rate plus 1.0%, whichever is greater. Alternatively, at SBA’s option, borrowings may bear interest at a rate based on 30, 60 or 90 Day LIBOR plus an applicable margin of up to 2.75%, and in each such case payment is due at the end of the respective period. Additional default interest of 2.0% is payable after an event default. The PNC Credit Facility also required SBA to pay a monthly maintenance fee and commitment fee of 0.25% of the unused commitment amount.

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

On January 25, 2012, SBA together with its consolidated subsidiaries executed an amendment to the PNC Credit Facility, or the PNC Credit Facility Amendment, increasing the maximum amount available for borrowing under the facility from $30.0 million to $50.0 million, including standby letters of credit commitments in an aggregate undrawn face amount of up to $3.0 million. The PNC Credit Facility Amendment also increased the monthly collateral evaluation fee, the annual facility fee of the unused commitment amount from 0.25% to 0.375% and the inventory cap from $16.5 million to $25.0 million.

As of March 31, 2012, SBA’s outstanding draws against the PNC Credit Facility were $37.8 million, net of $1.0 million of excess cash in bank, and the remaining amount available was $12.2 million. As of March 31, 2012, SBA did not have any outstanding undrawn stand-by letters of credit. As of March 31, 2012, we and SBA were in compliance with all of the covenants and restrictions under the PNC Credit Facility.

Intcomex, Inc.—13 1/4% Senior Notes

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

On February 8, 2011, we commenced the exchange offer for all of our outstanding Original 13 1/4% Secured Notes not registered under the Securities Act of 1933, for an equal principal amount of 13 1/4% Second Priority Senior Secured Notes due 2014, which have been registered under the Securities Act of 1933, or the 13 1/4% Senior Notes. The exchange offer was scheduled to expire on March 9, 2011 and was extended until March 11, 2011. We accepted for exchange all of the $120.0 million aggregate principal amount of the Original 13 1/4% Senior Notes, representing 100% of the principal amount of the outstanding Original 13 1/4% Senior Notes, which were validly tendered and not withdrawn.

Subject to certain requirements, we were required to redeem $5.0 million aggregate principal amount of the 13 1/4% Senior Notes on December 15, 2011 and are required to redeem $5.0 million aggregate principal amount of the New 13 1/4% Senior Notes on December 15, 2012 and $10.0 million aggregate principal amount of the 13 1/4% Senior Notes on December 15, 2013, at a redemption price equal to 100% of the aggregate principal amount of the 13 1/4% Senior Notes to be redeemed, plus accrued and unpaid interest to the redemption date subject to certain requirements. We may redeem the 13 1/4% Senior Notes, in whole or in part, at any time prior to December 15, 2012 at a price equal to 100% of the aggregate principal amount of the 13 1/4% Senior Notes plus a “make-whole” premium of 6.625% of the principal amount for any redemptions between December 15, 2012 and December 14, 2013. At any time prior to December 15, 2012, we may redeem up to 35% of the aggregate principal amount of the 13 1/4% Senior Notes with the net cash proceeds of certain equity offerings. In addition, at our option, we may redeem up to 10% of the original aggregate principal amount of the 13 1/4% Senior Notes from time to time prior to December 15, 2012, but no more than once in any 12-month period at $103.00 of the aggregate principal amount of the 13 1/4% Senior Notes. We will be required to redeem up to 35% of the aggregate principal amount of the 13 1/4% Senior Notes if an initial public offering occurs on or prior to December 15, 2012 at a price equal to 113.25% of the principal amount of the 13 1/4% Senior Notes.

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

The 13 1/4% Senior Notes contain a single restrictive covenant. We must maintain a consolidated fixed charges coverage ratio not to exceed 4.75 to 1.00. Our failure to comply with the restrictive covenant could result in an event of default, which, if not cured or waived, could result in either of us having to repay our respective borrowings before their respective due dates. If we are forced to refinance these borrowings on less favorable terms, our results of operations or financial condition could be harmed. In addition, if we are in default under any of our existing or future debt facilities, we also will not be able to borrow additional amounts under those facilities to the extent they would otherwise be available. As of March 31, 2012 and December 31, 2011, we had a consolidated fixed charges coverage ratio of 3.1 to 1.00 and 2.9 to 1.00, respectively.

On June 15 and December 15, 2011, we made mandatory semi-annual interest payments of $8.0 million and $7.6 million, on our New 13 1/4% Senior Notes. On June 15 and December 15, 2010, we made mandatory semi-annual interest payments of $7.6 million and $8.0 million, respectively, on our Original 13 1/4% Senior Notes.

On September 14, September 27 and November 10, 2011, we purchased $2.1 million, $1.8 and $1.1 million, respectively, (an aggregate of $5.0 million) of our 13 1/4% Senior Notes in arm’s length transactions, at 98.25, 97.50 and 96.50, respectively, of face value plus accrued interest and recognized a gain on the redemption of the 13 1/4% Senior Notes of $121 for the year ended December 31, 2011.

As of March 31, 2012 and December 31, 2011, the carrying value of the $115.0 million principal amount of the remaining outstanding 13 1/4% Senior Notes was $111.2 million and $110.9 million, respectively. As of March 31, 2012 and December 31, 2011, we were in compliance with all of the covenants and restrictions under the 13 1/4% Senior Notes.

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

Restricted Stock Grant Agreement

On April 1, 2011, we adopted a basic employee membership restricted stock grant agreement compensation plan for eligible employees to receive compensation in the form of restricted shares of Common Stock. As of March 31, 2012, there were no shares of Common Stock granted or issued under this plan.

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

Accounts Receivable. We provide allowances for doubtful accounts on our accounts receivable for estimated losses resulting from our customers’ inability to make required payments due to changes in our customers’ financial condition or other unanticipated events, which could result in charges for additional allowances exceeding our expectations. These estimates require judgment and are influenced by factors including, but not limited to the following: the large number of customers and their dispersion across wide geographic areas; the fact that no single customer accounted for 3.8% or more of our revenue; the continual credit evaluation of our customers’ financial condition; the aging of our customers’ receivables, individually and in the aggregate; the value and adequacy of credit insurance coverage; the value and adequacy of collateral received from our customers (in certain circumstances); our historical loss experience; and, increases in credit risk due to an economic downturn resulting in our customers’ inability to obtain capital. Uncollectible accounts are written-off against the allowance on an annual basis.

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

Inventories. Our inventory levels are based on our projections of future demand and market conditions. Any unanticipated decline in demand or technological changes could cause us to have excess or obsolete inventories. On an ongoing basis, we review for estimated excess or obsolete inventories and make provisions for our inventories to reflect their estimated net realizable value based upon our forecasts of future demand and market conditions. These forecasts require judgment as to future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory obsolescence provisions may be required. Our estimates are influenced by the following considerations: the availability of protection from loss in value of inventory under certain vendor agreements; the extent of our right to return to vendors a percentage of our purchases; the aging of inventories; variability of demand due to an economicdownturn and other factors; and, the frequency of product improvements and technological changes. Rebates earned on products sold are recognized when the product is shipped to a third party customer and are recorded as a reduction to cost of revenue.

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

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act for the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded as of March 31, 2012, that these controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings.

As of March 31, 2012, we had no material legal proceedings pending. From time to time, we are the subject of legal proceedings arising in the ordinary course of business. We do not believe that the outcome of any legal proceedings currently pending or threatened will have a material adverse affect on our business, future consolidated results of operations and financial condition.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/S/ Anthony Shalom		May 14, 2012
Anthony Shalom	Chairman of the Board of Directors

/S/ Michael F. Shalom
Michael F. Shalom	President and Chief Executive Officer	May 14, 2012

/S/ Russell A. Olson
Russell A. Olson	Chief Financial Officer	May 14, 2012

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.