Form 10-Q
period 2012-06-30
Intcomex, Inc.
filed 2012-08-14
CIK 1359425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 11, 2012, the registrant had 167,580 shares of Common Stock, par value $0.01 per share, outstanding. There is no public trading market for the stock.

INTCOMEX, INC.

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$17,470	$25,707
Restricted cash	224	206
Trade accounts receivable (net of allowance for doubtful accounts of $5,322 and $5,232 at June 30, 2012 and December 31, 2011, respectively)	143,459	137,921
Inventories	180,397	169,138
Prepaid expenses, notes receivable and other	71,511	58,617
Due from related parties	534	298

Total current assets	413,595	391,887
Property and equipment, net	14,816	15,410
Goodwill	17,925	17,979
Identifiable intangible assets	1,039	2,096
Notes receivable and other	17,751	17,609

Total assets	$465,126	$444,981

Liabilities and Shareholders’ Equity
Liabilities
Current liabilities
Lines of credit	$60,000	$31,841
Current maturities of long-term debt	5,378	5,567
Accounts payable	196,632	208,409
Accrued expenses and other	22,965	24,726
Due to related parties	39	40

Total current liabilities	285,014	270,583
Long-term debt, net of current maturities	106,714	106,239
Other long-term liabilities	4,538	4,645

Total liabilities	396,266	381,467

Commitments and contingencies

Shareholders’ equity
Common stock, voting $0.01 par value, 200,000 shares authorized, 168,432 shares issued and 167,580 shares outstanding as of June 30, 2012 and 168,240 shares issued and 167,388 shares outstanding as of December 31, 2011	2	2
Additional paid in capital	63,822	64,153
Treasury stock, 852 shares	(494)	(494)
Retained earnings	11,125	5,684
Accumulated other comprehensive loss	(5,595)	(5,831)

Total shareholders’ equity	68,860	63,514

Total liabilities and shareholders’ equity	$465,126	$444,981

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$347,335	$295,390	$737,835	$546,141

Cost of revenue	317,646	265,967	674,114	491,380

Gross profit	29,689	29,423	63,721	54,761

Operating expenses
Selling, general and administrative	23,575	21,699	47,280	41,385
Depreciation and amortization	1,181	1,159	2,361	2,281

Total operating expenses	24,756	22,858	49,641	43,666

Operating income	4,933	6,565	14,080	11,095

Other expense (income)
Interest expense	5,551	5,098	10,929	10,116
Interest income	(59)	(54)	(145)	(294)
Foreign exchange loss (gain)	3,359	(1,743)	645	(1,639)
Other (income) expense, net	(4,201)	53	(4,125)	62

Total other expense	4,650	3,354	7,304	8,245

Income before provision for income taxes	283	3,211	6,776	2,850

Provision for income taxes	159	1,129	1,335	2,086

Net income	$124	$2,082	$5,441	$764

Net income per weighted average share of common stock:
Basic	$0.74	$12.98	$32.50	$5.27

Diluted	$0.74	$12.97	$32.44	$5.27

Weighted average number of common shares used in per share calculation:
Basic	167,460	160,459	167,424	144,994

Diluted	167,760	160,571	167,724	145,107

Comprehensive (loss) income:
Net income	$124	$2,082	$5,441	$764
Foreign currency translation adjustment	(979)	175	236	620

Total comprehensive (loss) income	$(855)	$2,257	$5,677	$1,384

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$5,441	$764
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expense	50	55
Depreciation expense	1,959	2,099
Amortization expense	1,654	1,384
Bad debt expense	398	511
Inventory obsolescence expense	2,971	134
Deferred income tax expense	(1,775)	255
Gain on termination of non-compete agreement	(4,285)	—
Gain on disposal of property and equipment and other	(1)	(32)

Change in operating assets and liabilities:
Decrease (increase) in:
Trade accounts receivables	(5,923)	2,881
Inventories	(14,036)	(20,504)
Prepaid expenses, notes receivable and other	(7,180)	(8,929)
Due from related parties	(236)	—
(Decrease) increase in:
Accounts payable	(11,992)	13,356
Accrued expenses and other	(1,789)	1,055
Due to related parties	(1)	(4)

Net cash used in operating activities	(34,745)	(6,975)

Cash flows from investing activities:
Purchases of property and equipment	(1,328)	(1,489)
Acquisition of business, net of cash acquired	—	(174)
Proceeds from notes receivable and other	13	47
Proceeds from disposition of assets	16	78

Net cash used in investing activities	(1,299)	(1,538)

Cash flows from financing activities:
Borrowings under lines of credit, net	28,159	(1,980)
Proceeds from borrowings under long-term debt	45	238
Payments of long-term debt	(385)	(554)
Proceeds from issuance of common stock	—	15,000

Net cash provided by financing activities	27,819	12,704
Effect of foreign currency exchange rate changes on cash and cash equivalents	(12)	372

Net (decrease) increase in cash and cash equivalents	(8,237)	4,563
Cash and cash equivalents, beginning of period	$25,707	$28,867

Cash and cash equivalents, end of period	$17,470	$33,430

Supplemental disclosure of noncash investing and financing activities in connection with business acquisition:
Fair value of assets acquired	$—	$14,944
Cash received(1)	—	14,826
Fair value of liabilities assumed	—	(7,270)

Fair value of total consideration connection with business acquisition	$—	$22,500

(1)	Reflects $15,000 received on issuance of Common Stock, net of cash paid on acquisition of net assets.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include certain information and disclosures normally required for comprehensive annual consolidated financial statements. Therefore, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2012 (“Annual Report”). The results of operations for the three and six months ended June 30, 2012 may not be indicative of the results of operations that can be expected for the full year.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of June 30, 2012, and its results of operations for the three and six months ended June 30, 2012 and 2011 and its statements of cash flows for the six months ended June 30, 2012 and 2011. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The Company evaluated subsequent events through the date of the filing of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (“Quarterly Report”), the date the Company issued its unaudited condensed consolidated financial statements.

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

The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable, notes receivable and other, accounts payable, accrued expenses and other approximate fair value because of the short-term nature of these items. The carrying amounts of outstanding short-term debt approximate fair value because interest rates over the term of these financial instruments approximate current market interest rates available to the Company. The current market price of outstanding long-term debt approximates fair value because the Company’s $115,000 aggregate principal amount 13 1/4% Second Priority Senior Secured Notes due December 15, 2014 (the “13 1/4% Senior Notes”) are currently publicly tradable. As of June 30, 2012 and December 31, 2011, the 13 1/4% Senior Notes were tradable at 100.0 and 99.5, respectively, of the principal amount.

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

Foreign currency forward contracts—Derivative instruments that convert one currency to another currency and contain a fixed amount, fixed exchange rate used for conversion and fixed future date on which the conversion will be made. The Company recognizes unrealized loss (gain) in the unaudited, condensed consolidated statements of operations for temporary fluctuations in the value of non-qualifying derivative instruments designated as cash flow hedges, if the fair value of the underlying hedged currency increases (decreases) prior to maturity. The Company reports realized loss (gain) upon conversion if the fair value of the underlying hedged currency increases (decreases) as of the maturity date.

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

The amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices approximates the fair value of derivative financial instruments. The Company’s foreign currency forward contracts are measured on a recurring basis based on foreign currency spot rates quoted by financial institutions (Level 2) and are marked-to-market each period with gains and losses on these contracts recorded in foreign exchange (gain) loss in the Company’s unaudited, condensed consolidated statements of operations and comprehensive income (loss) in the period in which the value changes with the offsetting amount for unsettled positions included in other current assets or liabilities in the Company’s unaudited, condensed consolidated balance sheets. The location and amounts of the fair value in the balance sheets and (gain) loss in the statements of operations and comprehensive income (loss) related to the Company’s derivative instruments are described in “Note 9. Fair Value of Derivative Instruments” in these Notes to Condensed Consolidated Financial Statements (Unaudited).

There were no changes to our valuation methodology for assets and liabilities measured at fair value during the three and six months ended June 30, 2012 and 2011. The Company did not have any foreign currency forward contracts or collars outstanding as of June 30, 2012. The Company recognized a loss of $0 and $569 on the foreign currency forward contract outstanding in one of the Company’s In-Country Operations during the three and six months ended June 30, 2012, respectively. The Company did not recognize any gains or losses related to foreign currency forward contracts or collars during the three and six months ended June 30, 2011. As of December 31, 2011, the notional amount of the foreign currency forward contract outstanding in one of the Company’s In-Country Operations was $9,396.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Off-Balance Sheet Arrangements

The Company has agreements with unrelated third parties for factoring of specific accounts receivable in several of its In-country Operations. The factoring is treated as a sale in accordance with FASB ASC 860, Transfers and Servicing, and is accounted for as an off-balance sheet arrangement. Proceeds from the transfers reflect the face value of the account less a discount, which is recorded as a charge to interest expense in the Company’s unaudited, condensed consolidated statements of operations and comprehensive income (loss) in the period the sale occurs. Net funds received are recorded as an increase to cash and a reduction to accounts receivable outstanding in the Company’s unaudited, condensed consolidated balance sheets. The Company reports the cash flows attributable to the sale of receivables to third parties and the cash receipts from collections made on behalf of and paid to third parties, on a net basis as trade accounts receivables in cash flows from operating activities in the Company’s condensed consolidated statement of cash flows.

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

As of June 30, 2012 and December 31, 2011, the Company factored approximately $17,911 and $11,700, respectively, of accounts receivable pursuant to the Company’s agreements, representing the face amount of total outstanding receivables. For the three and six months ended June 30, 2012, the Company incurred approximately $105 and $405, respectively, in expenses pursuant to the agreements. For the three and six months ended June 30, 2011, the Company did not incur any expenses pursuant to the agreements.

Computation of Net Income per Share

The Company reports both basic and diluted net income per share. Basic net income per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily reflect the potential dilution that could occur if stock options and other commitments to issue common stock were exercised using the treasury stock method.

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

Prior to the Company’s completion of an investment agreement with two subsidiaries of Brightpoint, Inc. on April 19, 2011, the Company had two classes of common stock: voting (the “Common Stock”) and Class B, non-voting common stock (the “Original Class B Common Stock”) (collectively herein referred to as the “Original Common Stock”). The two classes of common stock had substantially identical rights with respect to any dividends or distributions of cash or property declared on shares of common stock and ranked equally as to the right to receive proceeds on liquidation or dissolution of the Company after the payment of the Company’s indebtedness. Prior to April 19, 2011, the Company used the two-class method for calculating net income per share. Basic and diluted net income per share of common stock for both classes are the same.

On April 19, 2011, the Company amended its certificate of incorporation to increase the number of authorized shares of Common Stock to 200,000 shares, eliminated the Original Class B Common Stock and converted all outstanding shares of Original Class B Common Stock to shares of Common Stock.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The following table sets forth the computation of basic and diluted net income per weighted average share of common stock for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Numerator for basic and diluted net income per share of common stock(1):
Net income	$124	$2,082	$5,441	$764

Denominator:
Denominator for basic net income per share of common stock(1)—weighted average shares	167,460	160,459	167,424	144,994

Effect of dilutive securities:
Stock options and unvested restricted shares of common stock(2)	300	—	300	—

Denominator for diluted net income per share of common stock—adjusted weighted average shares	167,760	160,571	167,724	145,107

Net income per share of common stock:
Basic	$0.74	$12.98	$32.50	$5.27

Diluted	$0.74	$12.97	$32.44	$5.27

(1)	Basic and diluted net income per share of common stock were calculated using the Common Stock in the denominator for the three and six months ended June 30, 2012 and 2011.
(2)	The stock options were anti-dilutive as of June 30, 2012 and 2011, as the fair value was below the exercise price of the options. The shares of restricted Common Stock were dilutive during the three and six months ended June 30, 2012. The shares of restricted Common Stock were antidilutive during three and six months ended June 30, 2011.

Note 2.    Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 to our audited consolidated financial statements included in the Company’s Annual Report. These accounting policies have not significantly changed.

Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities which enhances disclosures required by U.S. GAAP requiring improved information about financial instruments and derivative instruments that are either offset in accordance with either Section 210-20-45 or 815-10-45 or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either of these sections. This update is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect the adoption of this guidance will have a material impact on the Company’s financial statements.

Recently Adopted Accounting Guidance

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update indefinitely defers the provisions ASU 2011-05, Comprehensive Income (Topic 22): Presentation of Comprehensive Income (“ASU 2011-05”) that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented for both interim and annual financial statements. The other provisions in ASU 2011-05 are unaffected by the deferral. During the deferral period, entities will still need to comply with the existing U.S. GAAP requirement for the presentation of reclassification adjustments. This update is effective for annual and interim periods beginning after December 15, 2011. The Company adopted this pronouncement on January 1, 2012. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment which amended then existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Entities will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this pronouncement on January 1, 2012. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05 to increase the prominence of other comprehensive income in the financial statements. This update provides that an entity that reports items of other comprehensive income either as a continuous single statement of comprehensive income containing two sections—net income and other comprehensive income or in two separate but consecutive statements. This update was effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company adopted this pronouncement on January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In May 2011, the FASB and International Accounting Standards Board issued a new accounting standard that amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This accounting standard does not extend the use of fair value accounting but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards. The Company adopted this standard on April 1, 2012. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Note 3.    Brightpoint Transaction

April 2011 Transaction

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

For the six months ended June 30, 2011, the cash flows from the transaction have been presented in the consolidated statement of cash flows as $15,000 received on issuance of Common Stock in cash flows from financing activities and $174 net, paid on acquisition of net assets in cash flows from investing activities.

The Company engaged independent valuation experts to assist in the determination of the fair value of the assets and liabilities acquired in the Brightpoint Transaction. Goodwill has been allocated, with $2,673 allocated to the Miami Operations and $1,679 allocated to the In-country Operations in Guatemala and Colombia. The total transaction value was approximately $22,674, consisting of the following:

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

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed at Acquisition:

In allocating the total purchase price based on estimated fair values, the Company recognized amounts of assets acquired and liabilities assumed of the Brightpoint Latin America Operations, consisting of the following:

	Amounts Recognized as of Transaction Date (Provisional)(1)	Adjustments	Final Allocation
Assets acquired:
Current assets
Cash	$—	$—	$—
Accounts receivable	938	(27)	911
Inventories	6,953	(98)	6,855
Prepaid expenses and other	116	1,161 (2)	1,277	(2)

Total current assets	8,007	1,036	9,043
Fixed assets	—	204	204
Goodwill	—	4,352	4,352
Intangible assets	6,937	(5,509)	1,428

Total assets acquired	$14,944	$83	$15,027

Liabilities assumed:
Current liabilities
Accounts payable	$5,789	$(66)	$5,723
Accrued expense	1,481	149	1,630

Total liabilities assumed	7,270	83	7,353

Net assets acquired	$7,674	$—	$7,674

Consideration:
Equity	$7,500	$—	$7,500
Cash paid at closing, net	174	—	174

Total consideration	$7,674	$—	$7,674

(1)	As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.
(2)	Includes $871 working capital adjustment due from Brightpoint; collected in October 2011.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The purchase price allocation for the Brightpoint Transaction was based upon the Company’s calculations, valuation, estimates and assumptions. The Brightpoint Transaction is not material for the pro-forma disclosure in the notes to condensed consolidated financial statements (unaudited).

June 2012 Transaction

In a separate transaction, on June 29, 2012, related to Brightpoint entering into a merger agreement with a global IT wholesale distributor and after the end of the one year measurement period, the Company entered into an agreement with Brightpoint to, among other things, eliminate the mutual non-competition covenants included in the purchase agreement dated March 16, 2011 underlying the Brightpoint Transaction and the Company’s shareholders’ agreement, as well as terminate the license agreement dated April 19, 2011 (the “License Agreement”) with immediate effect, provided that the Company retains the right to use the Brightpoint names and logos as set forth in the License Agreement in accordance with its terms for a period of 90 days from June 29, 2012. Additionally, Brightpoint agreed to pay $5,000 to the Company, which was collected during July 2012. The Company recognized a gain of approximately $4,285 as a result of this transaction.

On June 29, 2012, the Company entered into a separate agreement with Brightpoint pursuant to which Brightpoint granted to the Company an option to purchase the Company’s 38,769 shares of common stock held by Brightpoint for $3,000, less any dividends paid on such shares to Brightpoint. The option becomes exercisable upon the closing of a change of control of Brightpoint and is exercisable for five years from the date of that event. In the event the option becomes exercisable, the Company is currently precluded from exercising the option pursuant to the terms of the indenture governing the Company’s 13 1/4% Senior Notes.

Note 4.    Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	June 30, 2012	December 31, 2011
Property and equipment, net
Land	$760	$760
Building and leasehold improvements	9,871	9,901
Office furniture, vehicles and equipment	12,617	12,555
Warehouse equipment	2,681	2,622
Software	11,552	11,209

Total property and equipment	37,481	37,047
Less accumulated depreciation	(22,665)	(21,637)

Total property and equipment, net	$14,816	$15,410

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The changes in the carrying amount of goodwill relate to the goodwill acquired in the Brightpoint Transaction and the accumulated foreign currency translation effect of the Mexican Peso on previously acquired goodwill and consisted of the following for the periods presented:

	Miami Operations	In-Country Operations	Total
As of December 31, 2011
Goodwill	$14,153	$22,603	$36,756
Accumulated impairment losses	(11,531)	(7,246)	(18,777)

Total goodwill	$2,622	$15,357	$17,979

Activity:
Fair value adjustment	$51	$(171)	$(120)
Translation adjustment	—	66	66

Total activity	$51	$(105)	$(54)

As of June 30, 2012
Goodwill	$14,204	$22,498	$36,702
Accumulated impairment losses	(11,531)	(7,246)	(18,777)

Total goodwill	$2,673	$15,252	$17,925

There were no impairment charges recorded against goodwill for the three and six months ended June 30, 2012 and 2011.

Identifiable Intangible Assets, Net

Identifiable intangible assets, net consisted of the assets of Intcomex Mexico including the following:

As of June 30, 2012	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships—Intcomex Mexico	$3,630	$(2,576)	$(212)	$842	10.0
Customer relationships—Brightpoint Transaction	258	(61)	—	197	5.0
Non-compete agreement—Brightpoint Transaction	—	—	—	—	3.0

Total identifiable intangible assets, net	$3,888	$(2,637)	$(212)	$1,039

As of December 31, 2011	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships—Intcomex Mexico	$3,630	$(2,395)	$(278)	$957	10.0
Customer relationships—Brightpoint Transaction	258	(35)	—	223	5.0
Non-compete agreement—Brightpoint Transaction	1,170	(254)	—	916	3.0

Total identifiable intangible assets, net	$5,058	$(2,684)	$(278)	$2,096

For the three and six months ended June 30, 2012, the Company recorded amortization expense related to the intangible assets of $201 and $402, respectively. For the three and six months ended June 30, 2011, the Company recorded amortization expense related to the intangible assets of $91 and $182, respectively. There was no impairment charge for identifiable intangible assets for the three and six months ended June 30, 2012 and 2011.

As described above, the non-compete agreement with Brightpoint was terminated on June 29, 2012 in exchange for $5,000, which was collected during July 2012. The Company recognized a gain of approximately $4,285 as a result of this transaction, which is included in other (income) expense in the Company’s unaudited, condensed consolidated statements of operations and comprehensive income (loss).

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

The outstanding balance of lines of credits consisted of the following:

	As of
	June 30, 2012	December 31, 2011
Lines of credit

Miami Operations:
SBA Miami	$42,961	$14,530

In-country Operations:
Intcomex S.A. de C.V.—El Salvador	4,709	3,669
Intcomex Peru S.A.C.	3,816	4,022
Intcomex de Guatemala, S.A.	2,031	2,536
Intcomex S.A.—Chile	1,790	—
Intcomex de Ecuador, S.A.	1,502	1,662
Computación Monrenca Panama, S.A.	1,000	2,500
TGM S.A.—Uruguay	887	407
Intcomex Costa Rica Mayorista en Equipo de Cómputo, S.A.	800	2,000
Intcomex Colombia LTDA	504	515

Total lines of credit	$60,000	$31,841

The change in the outstanding balance of lines of credit was primarily attributable to the increased borrowing in our Miami Operations under its senior secured revolving credit facility. As of June 30, 2012 and December 31, 2011, the total remaining credit amount available was $17,486 and $39,126, respectively.

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

As of June 30, 2012, SBA’s outstanding draws against the PNC Credit Facility were $42,961, including outstanding checks issued in excess of bank balances were $962, and the remaining amount available was $7,039. As of June 30, 2012, SBA did not have any outstanding undrawn stand-by letters of credit.

As of June 30, 2012, SBA was in compliance with all of its covenants under the PNC Credit Facility.

In-country Operations Lines of Credit

The Company’s In-country Operations have lines of credit with various local financial institutions. The lines of credit carry interest rates ranging from 1.0% to 9.8% with maturity dates from August 2012 to May 2013.

As of June 30, 2012 and December 31, 2011, Intcomex S.A. (“Intcomex Chile”) had undrawn stand-by letters of credit of $18,700 and $25,700, respectively.

Note 7.    Long-Term Debt

Long-term debt consisted of the following for the periods presented:

	As of
	June 30, 2012	December 31, 2011
Long-term debt, net of current portion
Intcomex, Inc.—13 1/4% Senior Notes, net of discount of $3,498 and $4,125, respectively	$111,502	$110,875
Other, including various capital leases	590	931

Total long-term debt	112,092	111,806
Current maturities of long-term debt	(5,378)	(5,567)

Total long-term debt, net of current portion	$106,714	$106,239

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

The indenture governing the Company’s New 13 1/4% Senior Notes imposes operating and financial restrictions on the Company. These restrictive covenants limit the Company’s ability, among other things to: (i) incur additional indebtedness or enter into sale and leaseback obligations; (ii) pay certain dividends or make certain distributions on the Company’s capital stock or repurchase the Company’s capital stock; (iii) make certain investments or other restricted payments; (iv) place restrictions on the ability of subsidiaries to pay dividends or make other payments to the Company; (v) engage in transactions with shareholders or affiliates; (vi) sell certain assets or merge with or into other companies; (vii) guarantee indebtedness; and (viii) create liens. The Company may only pay a dividend if the Company is in compliance with all covenants and restrictions in the indenture prior to and after payment of a dividend.

On June 14, 2012, the Company made a mandatory semi-annual interest payment of $7,619 on the 13 1/4% Senior Notes. On June 15, 2011 and December 15, 2011, the Company made mandatory semi-annual interest payments of $7,950 and $7,619, respectively, on the 13 1/4% Senior Notes.

As of June 30, 2012 and December 31, 2011, the carrying value of the $115,000 principal amount of the remaining outstanding 13 1/4% Senior Notes was $111,502 and $110,875. As of June 30, 2012 and December 31, 2011, the Company was in compliance with all of the covenants and restrictions under the 13 1/4% Senior Notes.

SBA—Capital lease

On April 30, 2007, SBA entered into a lease agreement with Comerica Bank in the principal amount of $1,505 for the lease of the Miami office and warehouse equipment. Interest is due monthly at 6.84% of the total equipment costs and all outstanding amounts are due August 31, 2012. As of June 30, 2012 and December 31, 2011, $36 and $210, respectively, remained outstanding under the lease agreement.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 8.    Income Taxes

Income tax provision consists of the following for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Income tax provision
Current expense:
Federal and state	$—	$—	$—	$—
Foreign	1,426	1,215	3,110	1,932

Total current expense	1,426	1,215	3,110	1,932

Deferred (benefit) expense
Federal and state	—	—	—	—
Foreign	(1,267)	(86)	(1,775)	154

Total deferred (benefit) expense	(1,267)	(86)	(1,775)	154

Total provision for income taxes	$159	$1,129	$1,335	$2,086

A reconciliation of the statutory federal income tax rate and effective rate as a percentage of income (loss) before provision for income taxes consisted of the following for the periods presented:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2012	%	2011	%	2012	%	2011	%
Effective tax rate
(Loss) income before provision for income taxes:
U.S	$(362)		$(2,771)		$(1,695)		$(6,320)
Foreign	645		5,982		8,471		9,170

Income before provision for income taxes	$283		$3,211		$6,776		$2,850

Tax expense at statutory rate	$96	34%	$1,092	34%	$2,304	34%	$969	34%
State income taxes, net of federal income tax provision (benefit) for income taxes	(45)	(16)%	(98)	(3)%	(190)	(3)%	(280)	(10)%
Effect of tax rates from non-U.S. operations	(433)	(153)%	(673)	(21)%	(1,744)	(25)%	(750)	(26)%
Change in valuation allowance	541	191%	808	25%	965	14%	2,147	75%

Effective tax provision for income taxes	$159	56%	$1,129	35%	$1,335	20%	$2,086	73%

The effective tax provision decreased by $970, to $159 for the three months ended June 30, 2012, as compared to $1,129 for the three months ended June 30, 2011. The change was primarily due to the lower taxable earnings in the In-country Operations, primarily Colombia, Guatemala, Uruguay, Peru and Costa Rica. The effective tax provision decreased by $751, to $1,335 for the six months ended June 30, 2012, as compared to $2,086 for the six months ended June 30, 2011. The change was primarily due to the lower taxable earnings in the In-country Operations, primarily Colombia, Guatemala and Uruguay.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The Company’s net deferred tax assets were attributable to the following:

	As of
	June 30, 2012	December 31, 2011
Deferred tax assets
Current assets:
Allowance for doubtful accounts	$986	$1,164
Inventories	722	772
Accrued expenses	1,008	699
Other	2,233	1,002

Total current assets	4,949	3,637

Non-current assets:
Tax goodwill	247	370
Net operating losses	24,246	23,045
Other	1,622	1,524
Valuation allowances	(14,349)	(13,384)

Total non-current assets	11,766	11,555

Total deferred tax assets	$16,715	$15,192

Deferred tax liabilities
Current liabilities:
Other	$—	$—

Total current liabilities	—	—

Non-current liabilities:
Fixed assets	(1,775)	(1,979)
Amortizable intangible assets	(347)	(398)
Other	(28)	(26)

Total non-current liabilities	(2,150)	(2,403)

Total deferred tax liabilities	(2,150)	(2,403)

Net deferred tax assets	$14,565	$12,789

As of June 30, 2012 and December 31, 2011, the balance of SBA’s tax goodwill was $657 and $985, respectively. SBA recorded tax goodwill of approximately $9,843 in July 1998, which is being amortized for tax purposes over 15 years. SBA established $262 of deferred tax assets for foreign withholding taxes paid in El Salvador during 2005.

As of June 30, 2012 and December 31, 2011, the Company’s U.S. federal and state of Florida net operating losses (“NOLs”) resulted in $21,103 and $20,676, respectively, of deferred tax assets, which will begin to expire in 2026. The Company analyzed the available evidence related to the realization of the deferred tax assets, considered the global economic environment and continues to believe it is more likely than not that the Company will not recognize a portion of its deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies.

The Company establishes a valuation allowance against its NOLs when it does not believe that it will realize the full benefit of the NOLs. As of June 30, 2012 and December 31, 2011, the Company recorded a valuation allowance of $14,349 and $12,884, respectively, against the respective NOLs, of which $11,363 and $10,616, respectively, related to the U.S. and $2,986 and $2,268, respectively, related to the Company’s In-country Operations.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The Company’s NOLs, deferred tax asset resulting from the NOLs and the related valuation allowance consisted of the following for the periods presented:

	As of June 30, 2012				As of December 31, 2011
	Gross NOL	NOL Deferred Tax Asset	Valuation Allowance	NOL Expiration	Gross NOL	NOL Deferred Tax Asset	Valuation Allowance	NOL Expiration
U.S. federal and state	$55,710	$21,103	$11,363		$54,499	$20,676	$10,616
Foreign
Intcomex Argentina S.R.L.	7,442	2,604	2,604	2012	5,389	1,886	1,886	2011
Intcomex Jamaica Ltd	469	156	—		303	101	—
Intcomex Mexico	1,274	382	382	2018	1,273	382	382	2018

Total foreign	$9,185	$3,142	$2,986		$6,965	$2,369	$2,268

Total	$64,895	$24,245	$14,349		$61,464	$23,045	$12,884

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

The Company believes its accruals for tax liabilities are adequate for all open fiscal years based upon an assessment of factors, including but not limited to, historical experience and related tax law interpretations. The Company does not have any unrecognized tax benefits as of June 30, 2012 and December 31, 2011 and does not anticipate that the total amount of unrecognized tax benefits related to any particular tax position will change significantly within the next 12 months. The Company classifies tax liabilities that are expected to be paid within the current year, if any, as current income tax liabilities and all other uncertain tax positions as non-current income tax liabilities. The Company recognizes interest and penalties related to income tax matters in the provision for income taxes in the Company’s unaudited, condensed consolidated statements of operations and comprehensive income (loss).

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

All derivative instruments are recorded in the Company’s unaudited, condensed consolidated balance sheets at fair value, which represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices. The derivative instruments are not designated as hedging instruments and therefore, the changes in fair value are recognized currently in earnings during the period of change. The notional amount of forward exchange contracts is the amount of foreign currency bought or sold at maturity and is indicative of the extent of the Company’s involvement in the various types and uses of derivative instruments, but not a measure of the Company’s exposure to credit or market risks through its use of derivative instruments.

As of June 30, 2012, the Company did not have any derivative instruments outstanding. As of December 31, 2011, the notional amount of the foreign currency forward contract outstanding in one of the Company’s In-country Operations was $9,396. A summary of the location and amounts of the fair value in the Company’s unaudited, condensed consolidated balance sheets and loss (gain) in the Company’s unaudited, condensed consolidated statements of operations and comprehensive income (loss) related to the Company’s derivative instruments during the periods presented consisted of the following:

	Location of Fair Value(2) in Balance Sheet	As of
		June 30, 2012	December 31, 2011
Derivatives instruments not designated or qualifying as hedging instruments under ASC 815(1) :
Foreign currency contracts	Other assets (liabilities)	$—	$61

Total		$—	$61

(1)	Further information on the Company’s purpose for entering into derivative instruments not designated as hedging instruments and the overall risk management strategies are discussed in Part I—Financial Information, 1A. “Risk Factors,” of the Company’s Annual Report.
(2)	Fair value is classified and disclosed as Level 2 category where significant other observable inputs that can be corroborated by observable market data.

	Location of Loss in Statement of Operations	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2012	2011	2012	2011
Derivative instruments not designated or qualifying as hedging instruments under ASC 815:
Foreign currency contracts	Other (income) expense	$—	$—	$569	$—

Total		$—	$—	$569	$—

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The Company recognizes compensation expense for its share-based compensation plans utilizing the modified prospective method for awards issued, modified, repurchased or canceled under the provisions of FASB ASC 718, Compensation-Stock Compensation. Share-based compensation expense is based on the fair value of the award and measured at grant date, recognized as an expense in earnings over the requisite service period and is recorded in salary, wages and benefits in the Company’s unaudited, condensed consolidated statements of operations and comprehensive income (loss) as part of selling, general and administrative expenses.

Compensation expense related to the Company’s share-based compensation arrangements consists of the following for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2021	2011
Share-based compensation arrangements charged against income:
Stock options(1)	$—	$—	$—	$—
Restricted shares(2)	23	27	50	55

Total	$23	$27	$50	$55

(1)	Stock options were issued pursuant to the 2007 Founders’ Grant Stock Option Plan (the “2007 Founders’ Option Plan”).
(2)	Restricted shares were issued pursuant to the annual equity compensation in 2009, 2010 and 2011 to certain Directors for service on our Company’s Board (collectively the “2009, 2010 and 2011 Restricted Stock Issuances”).

Outstanding compensation costs related to the Company’s unvested share-based compensation arrangements consisted of the following:

	As of
	June 30, 2012	December 31, 2011
Outstanding compensation costs for unvested share-based compensation arrangements:
Stock options(1)	$—	$—
Restricted shares(2)	86	164

Total	$86	$164

(1)	Stock options were issued pursuant to the 2007 Founders’ Option Plan.
(2)	Restricted shares were issued pursuant to the 2009, 2010 and 2011 Restricted Stock Issuances.

As of June 30, 2012 and December 31, 2011, the outstanding compensation costs for unvested share-based compensation arrangements will be recognized over a weighted-average period of 1.5 and 1.9 years, respectively.

Stock Options

In February 2007, options to acquire an aggregate of 1,540 shares of Class B common stock, non-voting were granted under the 2007 Founders’ Option Plan to certain management employees and independent, non-employee directors. The options were granted at an exercise price of $1,077 per share, which was equal to the fair value of our common stock on the date of grant. The weighted-average grant date fair value of the options granted during the year ended December 31, 2007 was $566 per share. The shares vest ratably over a three-year vesting period of one-third per year on the annual anniversary date and expire 10 years from the date of grant. There were no stock options granted during the three and six months ended June 30, 2012 and 2011. As of June 30, 2012 and December 31, 2011, all of the outstanding options were vested.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

A summary of the stock option activity and changes under the 2007 Founders’ Option Plan consisted of the following for the periods presented:

	Shares	Weighted- Average Exercise Price per Share (in dollars)	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2011	1,280	$1,077	6.1
Granted	—	—
Exercised	—	—
Forfeited or expired	(420)	—

Outstanding at December 31, 2011	860	$1,077	5.1
Granted	—	—
Exercised	—	—
Forfeited or expired	(200)	—

Outstanding at June 30, 2012	660	$1,077	4.6

Vested and expected to vest at June 30, 2012	660	$1,077	4.6

Exercisable at June 30, 2012	660	$1,077	4.6

The options were antidilutive as of June 30, 2012 and December 31, 2011, as the fair value of the stock was below the exercise price of the options. The fair value of the options was determined using the Black-Scholes option pricing model as of April 23, 2007, the measurement date or the date the Company received unanimous approval from shareholders for the 2007 Founders’ Option Plan. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, and requires the input of subjective assumptions, including expected price volatility and term. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options. Projected data related to the expected volatility and expected life of stock options is typically based upon historical and other information. The fair value of the options granted in 2007 was estimated at the date of grant using the following assumptions:

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

Restricted Shares of Common Stock

On April 1, 2011, the Company adopted a basic employee membership restricted stock grant agreement compensation plan for eligible employees to receive compensation in the form of restricted shares of Common Stock. As of June 30, 2012 and December 31, 2011, there were no shares of Common Stock granted or issued under this plan.

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

On June 30, 2011, the 73 and 41 restricted shares of Common Stock that were issued in June 2008 to Messrs. Henriques and Madden, respectively, vested.

On May 28, 2012, the 96 and 96 restricted shares of Common Stock that were issued in May 2009 to Messrs. Henriques and Madden, respectively, vested.

A summary of the unvested restricted shares of common stock award activity and changes consisted of the following during the periods presented:

	Restricted Common Stock (in shares)	Weighted-Average Grant-Date Fair Value per Share (in dollars)
Unvested Balance at January 1, 2011	434	$899	(1)
Granted	220	$580	(2)
Vested	(114)	$1,225
Forfeited	—	—

Unvested Balance at December 31, 2011	540	$870	(1)

Granted	—	—
Vested	(192)	$521	(2)
Forfeited	(48)	$580	(2)

Unvested Balance at June 30, 2012	300	$666	(1)

(1)	The fair value was determined using the weighted-average fair value per share to reflect the portion of the period during which shares were outstanding.
(2)	The fair value was determined as of the date the Company granted the shares.

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

Leases

The Company leases office, warehouse facilities and warehouse equipment under non-cancelable operating leases that expire on various dates through 2021, including SBA’s office and warehouse space in Miami, Florida. The original commencement date of this 10-year lease was May 1, 2007, with a monthly base rent expense of $146 per month and an annual 3.0% escalation clause. In October 2011, SBA entered into an amendment to the agreement for the lease of the Miami office, warehouse facilities and warehouse equipment and decreased the leased space by 48,095 to 172,926 square feet effective September 1, 2011. The amendment also modified the monthly base rent expense to $120 beginning December 1, 2011 with an annual 2.2% escalation clause and extended the term of the lease. The lease has a termination date of August 31, 2021.

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

Note 12.    Additional Paid in Capital

Total compensation expense for share-based compensation arrangements charged against income was $23 and $27 for the three months ended June 30, 2012 and 2011, respectively, and $50 and $55 for the six months ended June 30, 2012 and 2011, respectively. For a detailed discussion of the share-based compensation, see “Note 10. Share-Based Compensation” in these Notes to Condensed Consolidated Financial Statements (Unaudited).

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Statement of Operations Data:
Revenue:
Miami Operations
Revenue from unaffiliated customers(1)	$92,523	$78,448	$219,786	$139,390
Intersegment	80,166	82,739	165,453	155,826

Total Miami Operations	172,689	161,187	385,239	295,216
In-country Operations
In-country Operations, excluding Intcomex Chile	184,191	156,945	370,632	294,545
Intcomex Chile	70,621	59,997	147,417	112,206

In-country Operations	254,812	216,942	518,049	406,751
Eliminations of inter-segment	(80,166)	(82,739)	(165,453)	(155,826)

Total revenue	$347,335	$295,390	$737,835	$546,141

Operating income:
Miami Operations	$683	$2,267	$4,425	$3,683
In-country Operations	4,250	4,298	9,655	7,412

Total operating income	$4,933	$6,565	$14,080	$11,095

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

	As of
	June 30, 2012	December 31, 2011
Balance Sheet Data:
Assets:
Miami Operations	$188,960	$185,918
In-country Operations
In-country Operations, excluding Intcomex Chile	148,250	138,678
Intcomex Chile	127,916	120,385

In-country Operations	276,166	259,063

Total assets	$465,126	$444,981

Property & equipment, net:
Miami Operations	$5,740	$6,245
In-country Operations	9,076	9,165

Total property & equipment, net	$14,816	$15,410

Goodwill:
Miami Operations	$2,673	$2,622
In-country Operations	15,252	15,357

Total goodwill	$17,925	$17,979

(1)	For purposes of geographic disclosure, revenue is attributable to the country in which the Company’s individual business resides.

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Supplemental financial information for Intcomex, Inc., our combined Subsidiary Guarantors and Non-Guarantor Subsidiaries is presented below.

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2012

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Current assets
Cash and equivalents	$—	$108	$17,362	$—	$17,470
Trade accounts receivable, net	—	92,733	139,674	(88,948)	143,459
Inventories	—	54,229	126,168	—	180,397
Other	47,435	6,426	98,204	(79,796)	72,269

Total current assets	47,435	153,496	381,408	(168,744)	413,595
Long-term assets
Property and equipment, net	3,693	2,048	9,075	—	14,816
Investments in subsidiaries	178,251	253,820	—	(432,071)	—
Goodwill	2,673	7,418	7,834	—	17,925
Other	13,789	81,665	5,742	(82,406)	18,790

Total assets	$245,841	$498,447	$404,059	$(683,221)	$465,126

Liabilities and shareholders’ equity
Current liabilities	$8,268	$217,921	$227,476	$(168,651)	$285,014
Long-term debt, net of current maturities	106,575	—	139	—	106,714
Other long-term liabilities	62,138	18,154	13,528	(89,282)	4,538

Total liabilities	176,981	236,075	241,143	(257,933)	396,266
Total shareholders’ equity	68,860	262,372	162,916	(425,288)	68,860

Total liabilities and shareholders’ equity	$245,841	$498,447	$404,059	$(683,221)	$465,126

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2012

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$172,689	$254,812	$(80,166)	$347,335
Cost of revenue	—	164,102	233,710	(80,166)	317,646

Gross profit	—	8,587	21,102	—	29,689
Operating expenses	3,013	4,891	16,852	—	24,756

Operating (loss) income	(3,013)	3,696	4,250	—	4,933
Other expense, net
Interest expense, net	4,938	770	(216)	—	5,492
Other, net	(6,967)	(2,490)	3,784	4,831	(842)

Total other (income) expense	(2,029)	(1,720)	3,568	4,831	4,650
Income (loss) before (benefit) provision for income taxes	(984)	5,416	682	(4,831)	283
(Benefit) provision for income taxes	(1,108)	916	351	—	159

Net income (loss)	$124	$4,500	$331	$(4,831)	$124

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2011

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$161,186	$216,943	$(82,739)	$295,390
Cost of revenue	—	151,044	197,085	(82,162)	265,967

Gross profit	—	10,142	19,858	(577)	29,423
Operating expenses	2,878	4,367	15,613	—	22,858

Operating (loss) income	(2,878)	5,775	4,245	(577)	6,565
Other expense, net
Interest expense, net	5,043	709	(708)	—	5,044
Other, net	(7,962)	(7,800)	(405)	14,477	(1,690)

Total other (income) expense	(2,919)	(7,091)	(1,113)	14,477	3,354
Income (loss) before (benefit) provision for income taxes	41	12,866	5,358	(15,054)	3,211
(Benefit) provision for income taxes	(2,041)	1,848	1,322	—	1,129

Net income (loss)	$2,082	$11,018	$4,036	$(15,054)	$2,082

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2012

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$385,239	$518,049	$(166,453)	$737,835
Cost of revenue	—	364,743	474,947	(166,576)	674,114

Gross profit	—	20,496	43,102	123	63,721
Operating expenses	6,494	9,577	33,570	—	49,641

Operating (loss) income	(6,494)	10,919	9,532	123	14,080
Other expense, net
Interest expense, net	9,837	1,446	(499)	—	10,784
Other, net	(18,002)	(13,536)	1,410	26,648	(3,480)

Total other (income) expense	(8,165)	(12,090)	911	26,648	7,304
(Loss) income before (benefit) provision for income taxes	1,671	23,009	8,621	(26,525)	6,776
(Benefit) provision for income taxes	(3,770)	3,387	1,718	—	1,335

Net income (loss)	$5,441	$19,622	$6,903	$(26,525)	$5,441

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2011

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$295,216	$406,751	$(155,826)	$546,141
Cost of revenue	—	276,365	370,055	(155,040)	491,380

Gross profit	—	18,851	36,696	(786)	54,761
Operating expenses	5,528	8,803	29,335	—	43,666

Operating (loss) income	(5,528)	10,048	7,361	(786)	11,095
Other expense, net
Interest expense, net	10,110	1,187	(1,472)	—	9,822
Other, net	(12,710)	(12,225)	568	22,790	(1,577)

Total other (income) expense	(2,603)	(11,038)	(904)	22,790	8,245
(Loss) income before (benefit) provision for income taxes	(2,925)	21,086	8,265	(23,576)	2,850
(Benefit) provision for income taxes	(3,689)	3,305	2,470	—	2,086

Net income (loss)	$764	$17,781	$5,795	$(23,576)	$764

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2012

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Cash flows from operating activities	$495	$(28,066)	$(7,174)	$—	$(34,745)

Cash flows from investing activities
Purchases of property and equipment, net	(470)	(97)	(761)	—	(1,328)
Other	—	—	29	—	29

Cash flows from investing activities	(470)	(97)	(732)	—	(1,299)

Cash flows from financing activities
Payments (borrowings) under lines of credit, net	—	28,431	(272)		28,159
Payments of long-term debt	(25)	(200)	(115)	—	(340)

Cash flows from financing activities	(25)	28,231	(387)	—	27,819

Effects of exchange rate changes on cash	—	—	(12)	—	(12)

Net increase (decrease) in cash and cash equivalents	—	68	(8,305)	—	(8,237)
Cash and cash equivalents, beginning of period	—	40	25,667	—	25,707

Cash and cash equivalents, end of period	$—	$108	$17,362	$—	$17,470

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

Note 15.    Restructuring Plan

In late March 2012, management implemented a plan to significantly reduce the Company’s In-country Operations in Argentina. Under the plan, the Company will essentially cease operations at its subsidiary, Intcomex Argentina S.R.L. (“Intcomex Argentina”), by the end of fiscal 2012. For the three and six months ended June 30, 2012, the Company recorded $0 and $621, respectively, in expenses related to these restructuring actions. The restructuring included involuntary workforce reductions and employee benefits and other costs incurred in connection with vacating leased facilities. These expenses were recorded in operating expenses in the condensed consolidated statement of operations. As of June 30, 2012, $318 in payments have been made.

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

For the three and six months ended June 30, 2012, Intcomex Argentina’s operating loss was $309 and $1,443, respectively. For the three and six months ended June 30, 2011, Intcomex Argentina’s operating loss was $16 and $469, respectively.

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

•

business interruptions due to natural or manmade disasters, extreme weather conditions including earthquakes, fires, floods, hurricanes, medical epidemics, power and/or water shortages, telecommunication failures, tsunamis;

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

Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statement because of certain factors discussed below or elsewhere in this Quarterly Report or included in our Annual Report. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and notes thereto, which are included in our Annual Report, and our unaudited condensed consolidated financial statements for the fiscal quarter and year to date period ended June 30, 2012, which are included in this Quarterly Report.

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

Our results for the three months ended June 30, 2012, reflect an increase in revenue across most of our product lines and our customer markets, with mobile devices representing the most significant portion of the revenue growth, as compared to the corresponding period in 2011. Revenue increased $51.9 million, or 17.6% to $347.3 million for the three months ended June 30, 2012, as compared to $295.4 million for the three months ended June 30, 2011. Revenue increased $191.7 million, or 35.1% to $737.8 million for the six months ended June 30, 2012, as compared to $546.1 million for the six months ended June 30, 2011. Gross profit increased $0.3 million, or 0.9% to $29.7 million for the three months ended June 30, 2012, as compared to $29.4 million for the three months ended June 30, 2011. Gross profit increased $9.0 million, or 16.4% to $63.7 million for the six months ended June 30, 2012, as compared to $54.7 million for the six months ended June 30, 2011. The improvement in gross profit was primarily the result of the higher sales volume.

Total operating expenses increased $1.9 million, or 8.3% to $24.8 million for the three months ended June 30, 2012, as compared to $22.8 million for the three months ended June 30, 2011. Total operating expenses increased $5.9 million, or 13.7% to $49.6 million for the six months ended June 30, 2012, as compared to $43.7 million for the six months ended June 30, 2011. The increase in operating expenses resulted primarily from the additional salary and payroll-related expenses, including severance costs incurred during the period. Other expense, net increased $1.3 million, or 38.6% to $4.7 million during the three months ended June 30, 2012, as compared to $3.4 million during the three months ended June 30, 2011. The increase was primarily driven by foreign exchange losses realized during the three months ended June 30, 2012, as compared to the foreign exchange gains realized during the same period in 2011, offset by the $4.3 million gain recognized on the termination of the mutual non-compete agreement with Brightpoint. Other expense, net decreased $0.9 million, or 11.4% to $7.3 million during the six months ended June 30, 2012, as compared to $8.2 million during the six months ended June 30, 2011. The decrease was primarily driven by the $4.3 million gain recognized on the termination of the mutual non-compete agreement with Brightpoint, offset by the foreign exchange losses realized during the six months ended June 30, 2012, as compared to the foreign exchange gains realized during the same period in 2011.

Net income was $0.1 million for the three months ended June 30, 2012, as compared to $2.1 million for the three months ended June 30, 2011. Net income was $5.4 million for the six months ended June 30, 2012, as compared to $0.8 million for the six months ended June 30, 2011.

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

•

Sale of Mobile Devices. Due to the continued convergence of IT products and mobile devices, we launched our initial foray into the mobile devices market in the latter half of 2010. In April 2011, we completed our strategic transaction with Brightpoint, Inc., which facilitated our further expansion into the wireless mobile devices distribution market. Additionally, we have entered into contracts with certain mobile devices manufacturers for the distribution of their products throughout Latin America and the Caribbean. We expect to enter into more contracts with other mobile devices manufacturers, which may result in the increase in revenues related to these products and services. In addition, we expect the growth of our revenues to continue to be significantly driven by growth in the sales of mobile devices.

•

Shift in revenue to In-country Operations. One of our growth strategies is to expand the geographic presence of our In-country Operations into areas in which we believe we can achieve higher gross margins than our Miami Operations. Miami gross margins are generally lower than gross margins from our In-country Operations because the Miami export market is more competitive due to the high concentration of other Miami-based IT distributors who compete for the export business of resellers and retailers located in Latin America or the Caribbean. In addition, these resellers and retailers generally have larger average order quantities than customers of our In-country Operations segment, and as a result, benefit from lower average prices. Revenue from our In-country Operations grew by an average of 18.4% annually between 2001 and 2011, as compared to growth in revenue from our Miami Operations of an average of 13.0% annually over the same period. Revenue from our In-country Operations accounted for 73.4% of consolidated revenue for the three months ended June 30, 2012 and 2011, respectively. Revenue from our In-country Operations accounted for 70.2% and 74.5% of consolidated revenue for the six months ended June 30, 2012 and 2011, respectively. While the recent increase in sales related to mobile devices has resulted in a greater increase in revenue from our Miami Operations than our In-country Operations, we expect the expansion of our In-country Operations to grow at a faster rate than our Miami Operations over the long term.

•

Exposure to fluctuations in foreign currency. A significant portion of the revenues from our In-country Operations is invoiced in currencies other than the United States, or U.S., dollar and a significant amount of the operating expenses from our In-country Operations are denominated in currencies other than U.S. dollar. In markets where we invoice in local currency, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, appreciation of a local currency could have a marginal impact on our gross profit and gross margins in U.S. dollar terms. In markets where our books and records are prepared in currencies other than the U.S. dollar, the appreciation of the local currency will increase our operating expenses and decrease our operating margins in U.S. dollar terms. Our unaudited, condensed consolidated statements of operations and comprehensive income (loss) include a foreign exchange loss of $3.4 million for the three months ended June 30, 2012 and a foreign exchange gain of $1.7 million for the three months ended June 30, 2011. Our consolidated statements of operations include a foreign exchange loss of $0.6 million for the six months ended June 30, 2012 and a foreign exchange gain of $1.6 million for the six months ended June 30, 2011. We periodically engage in foreign currency forward contracts when available and when doing so is not cost prohibitive. In periods when we do not, foreign currency fluctuations may adversely affect our results of operations, including our gross margins and operating margins.

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

•

Increased levels of indebtedness. During December 2009, we completed a cash tender offer for $96.9 million aggregate principal amount of our prior 11 3/4% Senior Notes outstanding. We financed the tender offer with the net cash proceeds of $120.0 million aggregate principal amount of the Original 13 1/4% Second Priority Senior Notes, due December 15, 2014, or the Original 13 1/4% Senior Notes, that were sold in a private placement transaction and closed on December 22, 2009, with an interest rate of 13.25% per year, payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2010. We used the proceeds from the sale of the Original 13 1/4% Senior Notes to repay our borrowings under, and renew our senior secured revolving credit facility, repurchase, redeem or otherwise discharge our Prior 11 3/4% Senior Notes and the balance for general corporate purposes. For the three months ended June 30, 2012 and 2011, interest expense was $5.6 million and $5.1 million, respectively. For the six months ended June 30, 2012 and 2011, interest expense was $10.9 million and $10.1 million, respectively.

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

As of June 30, 2012 and December 31, 2011, our U.S. and state of Florida NOLs resulted in $21.1 million and $20.7 million, respectively, of deferred tax assets, which will begin to expire in 2026. As of June 30, 2012 and December 31, 2011, Intcomex Argentina, S.R.L. had $7.4 million and $5.4 million, respectively, in NOLs resulting in $2.6 million and $1.9 million, respectively, of deferred tax assets, which began to expire in 2011. As of June 30, 2012 and December 31, 2011, Intcomex Mexico had $1.3 million in NOLs resulting in $0.4 million of deferred tax assets, which will expire in 2018.

We periodically analyze the available evidence related to the realization of the deferred tax assets, considered the current negative economic environment and determined it is now more likely than not that we will not recognize a portion of our deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies. As of June 30, 2012 and December 31, 2011, we had a valuation allowance of $11.4 million and $10.6 million, respectively, related to our U.S. and state of

Florida NOLs and $3.1 million and $2.3 million, respectively, related to our foreign NOLs, as management does not believe it will realize the full benefit of these NOLs. Our future results of operations may be impacted by a prolonged weakness in the economic environment, which may result in further valuation allowances on our deferred tax assets and adversely affect our results of operations or financial condition.

•

Restructuring Charges. For the three and six months ended June 30, 2012 we recorded $0 and $0.6 million, respectively, related to the restructuring actions that we implemented to significantly reduce our In-country Operations in Argentina. The restructuring included involuntary workforce reductions and employee benefits and other costs incurred in connection with vacating leased facilities. The charges were recorded in our unaudited, condensed consolidated statements of operations and comprehensive income (loss) as an increase to our operating expenses. For the three and six months ended June 30, 2011, we did not incur any restructuring charges.

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

The comparability of our operating results for the three and six months ended June 30, 2012, as compared to the same period of 2011, is impacted by the Brightpoint Transaction. In our discussion of the comparison of the three and six months ended June 30, 2012, as compared to the same period of 2011 in our results of operations, the incremental contribution of the Brightpoint Transaction to our business is presented as if the acquisition was not separately identifiable, as the integration was made directly into our existing operations and was insignificant to our results of operations during the periods presented.

In a separate transaction, on June 29, 2012, related to Brightpoint entering into a merger agreement with a global IT wholesale distributor, we entered into an agreement with Brightpoint to, among other things, eliminate the mutual non-competition covenants included in the purchase agreement dated March 16, 2011 underlying the Brightpoint Transaction and our shareholders’ agreement, as well as terminate the license agreement dated April 19, 2011 (the “License Agreement”) with immediate effect, provided that we retain the right to use the Brightpoint names and logos as set forth in the License Agreement in accordance with its terms for a period of 90 days from June 29, 2012. Additionally, Brightpoint agreed to pay $5.0 million to us, which we received in July 2012. We recognized a gain of approximately $4.3 million as a result of this transaction.

On June 29, 2012, we entered into a separate agreement with Brightpoint pursuant to which Brightpoint granted to us an option to purchase our 38,769 shares of common stock held by Brightpoint for $3.0 million, less any dividends paid on such shares to Brightpoint. The option becomes exercisable upon the closing of a change of control of Brightpoint and is exercisable for five years from the date of that event. In the event the option becomes exercisable, the Company is currently precluded from exercising the option pursuant to the terms of the indenture governing the Company’s 13 1/4% Senior Notes.

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

Comparison of the quarter ended June 30, 2012 versus the quarter ended June 30, 2011

The following table sets forth selected financial data and percentages of revenue for the periods presented:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Dollars (in thousands)	Percentage of Revenue	Dollars (in thousands)	Percentage of Revenue
Revenue	$347,335	100.0%	$295,390	100.0%
Cost of revenue	317,646	91.5%	265,967	90.0%

Gross profit	29,689	8.5%	29,423	10.0%
Selling, general and administrative	23,575	6.8%	21,699	7.3%
Depreciation and amortization	1,181	0.3%	1,159	0.4%

Total operating expenses	24,756	7.1%	22,858	7.7%

Operating income	4,933	1.4%	6,565	2.2%
Other expense, net	4,650	1.3%	3,354	1.1%

Income before provision for income taxes	283	0.1%	3,211	1.1%
Provision for income taxes	159	0.0%	1,129	0.4%

Net income	$124	0.0%	$2,082	0.7%

Revenue. Revenue increased $51.9 million, or 17.6%, to $347.3 million for the three months ended June 30, 2012, from $295.4 million for the three months ended June 30, 2011. Our revenue growth was driven by the increased demand for our products throughout Latin America and the Caribbean combined with our efforts to grow and diversify our product offerings. Revenue growth was driven primarily by the increase in sales of mobile devices of $21.2 million, software of $10.0 million, notebook computers of $4.8 million, basic “white-box” systems of $3.9 million, hard disk drives of $3.8 million and printers of $1.8 million, offset by the decrease in sales of memory products and monitors. We experienced a 23.2% increase in unit shipments across our core product lines, which include mobile devices, for the three months ended June 30, 2012, as compared to the same period in 2011. During the three months ended June 30, 2012, we began lapping over the effects of the Brightpoint Transaction (which was completed in April 2011) and our expansion into the mobile devices market. We experienced a 5.2% decrease in average sales prices across the same core products for the three months ended June 30, 2012, as compared to the same period in 2011, due to the impact of pricing on mobile devices and memory products. Revenue derived from our In-country Operations increased $37.9 million, or 17.5%, to $254.8 million for the three months ended June 30, 2012, from $216.9 million for the three months ended June 30, 2011. Revenue derived from our In-country Operations accounted for 73.4% of our total revenue for the three months ended June 30, 2012 and 2011. The growth in revenue from our In-country Operations was mainly driven by the overall increase in sales in Peru, Panama, Colombia, El Salvador and Chile, and, to a lesser extent, also driven by the increase in sales in Mexico and Ecuador. This growth was driven by the increased sales volume of mobile devices, software, notebook computers, basic “white-box” systems, hard disk drives and printers. Revenue derived from our Miami Operations increased $14.1 million, or 17.9%, to $92.5 million for the three months ended June 30, 2012 (net of $80.2 million of revenue derived from sales to our In-country Operations) from $78.4 million for the three months ended June 30, 2011 (net of $82.7 million of revenue derived from sales to our In-country Operations). The growth in revenue derived from our Miami Operations reflected the increased sales volume of mobile devices, software, hard disk drives, printers and basic “white-box” systems.

In general we have experienced the dilutive effect of mobile device sales on our gross margins. However, during the three months ended June 30, 2012, we also realized a negative impact on sales of mobile devices due to softening demand, increased competition and excess availability of certain models in the market. This resulted in lowered sales prices, reduced gross margins and increased obsolescence expense. We continue to focus our efforts on broadening our product offerings to counteract these market conditions.

Gross profit. Gross profit increased $0.3 million, or 0.9%, to $29.7 million for the three months ended June 30, 2012, from $29.4 million for the three months ended June 30, 2011. The increase was primarily driven by higher sales volume in our In-country Operations and our Miami Operations. Gross profit from our In-country Operations increased $2.7 million, or 14.5%, to $21.3 million for the three months ended June 30, 2012, from $18.6 million for the three months ended June 30, 2011. The improvement in gross profit from our In-country Operations was driven by the increase in sales volume of mobile devices, software, notebook computers, hard disk drives and printers, particularly in Chile, Colombia and Peru, partially offset by the decreased sales of memory products and monitors. Gross profit from our In-country Operations accounted for 71.7% of our consolidated gross profit for the three months ended June 30, 2012, as compared to 63.2% for the three months ended June 30, 2011. Gross profit from our Miami Operations decreased $2.4 million, or 22.4%, to $8.4 million for the three months ended June 30, 2012, as compared to $10.8 million for the three months ended June 30, 2011. The decline in gross profit from our Miami Operations was driven by the decreased gross margins on the sales of mobile devices. As a percentage of revenue, gross margin was 8.5% for the three months ended June 30, 2012, as compared to 10.0% for the three months ended June 30, 2011. The decrease in gross margin of 1.5% was primarily driven by the dilutive impact of mobile device sales and the impact of $1.5 million in additional inventory obsolescence provision recognized during the three months ended June 30, 2012, as compared to the same period in 2011.

Operating expenses. Total operating expenses increased $1.9 million, or 8.3% to $24.8 million for the three months ended June 30, 2012, as compared to $22.8 million for the three months ended June 30, 2011. Excluding the effects of weakening foreign currencies, the increase in operating expenses resulted from higher salary and payroll-related expenses of $1.6 million and marketing and advertising expenses of $0.4 million, partially offset by lower professional fees of $0.4 million. The increase in operating expenses reflects the Company’s expansion of its product offerings and the need to support the incremental business. As a percentage of revenue, operating expenses decreased to 7.1% for the three months ended June 30, 2012, as compared to 7.7% for the three months ended June 30, 2011, due to the Company’s improved leverage resulting from the increase in revenues. As a percentage of total operating expenses, salary and payroll-related expenses increased to 57.3% of total operating expenses for the three months ended June 30, 2012, as compared to 56.4% for the three months ended June 30, 2011. Operating expenses from our In-country Operations increased $2.7 million, or 19.2% to $17.0 million for the three months ended June 30, 2012, as compared to $14.3 million for the three months ended June 30, 2011. Excluding the effects of weakening foreign currencies, the increase resulted from higher salary and payroll-related expenses of $0.8 million, marketing and advertising expenses of $0.4 million and transportation expenses of $0.2 million. Operating expenses from our In-country Operations benefited from the effects of weakening foreign currencies of $0.5 million primarily in Chile and Mexico. Operating expenses from our Miami Operations decreased $0.8 million, or 9.9%, to $7.7 million for the three months ended June 30, 2012, as compared to $8.6 million for the three months ended June 30, 2011, due to the lower facilities-related expenses of $1.2 million, partially offset by the higher salary and payroll-related expenses of $0.8 million.

Operating income. Operating income decreased $1.6 million, or 24.9%, to $4.9 million for the three months ended June 30, 2012, from $6.6 million for the three months ended June 30, 2011, due to the higher operating expenses in our In-country Operations and the lower margins on the sale of mobile devices in our Miami Operations. Operating income from our In-country Operations remained steady at $4.3 million for the three months ended June 30, 2012 and 2011. Operating income from our Miami Operations decreased $1.6 million to $0.7 million for the three months ended June 30, 2012, from $2.3 million for the three months ended June 30, 2011.

Other expense, net. Other expense, net increased $1.3 million, or 38.6%, to $4.7 million for the three months ended June 30, 2012, from $3.4 million for the three months ended June 30, 2011. The increase in other expense, net was primarily attributable to foreign exchange losses of $3.4 million, primarily in Chile, during the three months ended June 30, 2012, as compared to the foreign exchange gains of $1.7 million during the same period in 2011, offset by the $4.3 million gain recognized on the termination of the mutual non-compete agreement with Brightpoint.

Provision for income taxes. Provision for income taxes decreased $0.9 million, to $0.2 million for the three months ended June 30, 2012, from $1.1 million for the three months ended June 30, 2011. The decrease was due to lower taxable earnings in our In-country Operations, particularly, Colombia, Guatemala, Uruguay, Peru and Costa Rica.

Net income. Net income was $0.1 million for the three months ended June 30, 2012, as compared to $2.1 million for the three months ended June 30, 2011.

Comparison of the six months ended June 30, 2012 versus the six months ended June 30, 2011

The following table sets forth selected financial data and percentages of revenue for the periods presented:

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Dollars (in thousands)	Percentage of Revenue	Dollars (in thousands)	Percentage of Revenue
Revenue	$737,835	100.0%	$546,141	100.0%
Cost of revenue	674,114	91.4%	491,380	90.0%

Gross profit	63,721	8.6%	54,761	10.0%
Selling, general and administrative	47,280	6.4%	41,385	7.6%
Depreciation and amortization	2,361	0.3%	2,281	0.4%

Total operating expenses	49,641	6.7%	43,666	8.0%

Operating income	14,080	1.9%	11,095	2.0%
Other expense, net	7,304	1.0%	8,245	1.5%

Income before provision for income taxes	6,776	0.9%	2,850	0.5%
Provision for income taxes	1,335	0.2%	2,086	0.4%

Net income	$5,441	0.7%	$764	0.1%

Revenue. Revenue increased $191.7 million, or 35.1%, to $737.8 million for the six months ended June 30, 2012, from $546.1 million for the six months ended June 30, 2011. Our revenue growth was driven by the increased demand for our products throughout Latin America and the Caribbean combined with our efforts to grow and diversify our product offerings. Revenue growth was driven primarily by the increase in sales of mobile devices of $93.6 million, notebook computers of $29.0 million, basic “white-box” systems of $17.2 million, software of $15.7 million, hard disk drives of $5.8 million, printers of $5.7 million and central processing units, or CPUs, of $3.8 million, offset by the decrease in sales of memory products and monitors. We experienced a 18.8% increase in unit shipments across our core product lines, which includes mobile devices, for the six months ended June 30, 2012, as compared to the same period in 2011. During the six months ended June 30, 2012, we began lapping over the effects of the Brightpoint Transaction (which was completed in April 2011) and our expansion into the mobile devices market. We experienced a 16.5% increase in average sales prices across the same core products for the six months ended June 30, 2012, as compared to the same period in 2011, due to the impact of pricing on hard disk drives. Revenue derived from our In-country Operations increased $111.3 million, or 27.4%, to $518.0 million for the six months ended June 30, 2012, from $406.7 million for the six months ended June 30, 2011. Revenue derived from our In-country Operations accounted for 70.2% of our total revenue for the six months ended June 30, 2012, as compared to 74.5% of our total revenue for the six months ended June 30, 2011. The growth in revenue from our In-country Operations was mainly driven by the overall increase in sales in Peru, Chile, Colombia, El Salvador and Panama, and, to a lesser extent, also driven by the increase in sales in Ecuador and Mexico. This growth was driven by the increased sales volume of mobile devices, notebook computers, basic “white-box” systems, software, printers and hard disk drives. Revenue derived from our Miami Operations increased $80.4 million, or 57.7% to $219.8 million for the six months ended June 30, 2012 (net of $165.5 million of revenue derived from sales to our In-country Operations) from $139.4 million for the six months ended June 30, 2011 (net of $155.8 million of revenue derived from sales to our In-country Operations). The growth in revenue derived from our Miami Operations reflected the increased sales volume of mobile devices, software, CPUs, hard disk drives, printers and basic “white-box” systems.

In general we have experienced the dilutive effect of mobile device sales on our gross margins. However, during the six months ended June 30, 2012, we also realized a negative impact on sales of mobile devices due to softening demand, increased competition and excess availability of certain models in the market. This resulted in lowered sales prices, reduced gross margins and increased obsolescence expense. We continue to focus our efforts on broadening our product offerings to counteract these market conditions.

Gross profit. Gross profit increased $9.0 million, or 16.4%, to $63.7 million for the six months ended June 30, 2012, from $54.7 million for the six months ended June 30, 2011. The increase was primarily driven by higher sales volume in our In-country Operations. Gross profit from our In-country Operations increased $8.2 million, or 23.4%, to $43.3 million for the six months ended June 30, 2012, from $35.1 million for the six months ended June 30, 2011. The improvement in gross profit from our In-country Operations was driven by the increase in sales volume of notebook computers, mobile devices, basic “white-box” systems, software, printers and hard disk drives, particularly in Chile, Colombia, El Salvador and Panama, partially offset by the decreased sales of memory products. Gross profit from our In-country Operations accounted for 68.0% of our consolidated gross profit for the six months ended June 30, 2012, as compared to 64.1% for the six months ended June 30, 2011. Gross profit from our Miami Operations increased $0.7 million, or 3.7%, to $20.4 million for the six months ended June 30, 2012, as compared to $19.6 million for the six months ended June 30, 2011. The improvement in gross profit from our Miami Operations was driven by the increased sales volume of mobile devices, software, CPUs, hard disk drives, printers and basic “white-box” systems, offset by the decreased sales of memory products and monitors. As a percentage of revenue, gross margin was 8.6% for the six months ended June 30, 2012, as compared to 10.0% for the six months ended June 30, 2011. The decrease in gross margin of 1.4% was primarily driven by the dilutive impact of mobile device sales and the impact of $2.8 million in additional inventory obsolescence provision recognized during the six months ended June 30, 2012, as compared to the same period in 2011.

Operating expenses. Total operating expenses increased $5.9 million, or 13.7% to $49.6 million for the six months ended June 30, 2012, as compared to $43.7 million for the six months ended June 30, 2011. Excluding the effects of weakening foreign currencies, the increase in operating expenses resulted from higher salary and payroll-related expenses of $4.5 million, travel and transportation expenses of $0.5 million, facilities-related expenses of $0.5 million and marketing and advertising expenses of $0.2 million, partially offset by lower professional fees of $0.3 million. The increase in operating expenses reflects the Company’s expansion of its product offerings and the need to support the incremental business. As a percentage of revenue, operating expenses decreased to 6.7% for the six months ended June 30, 2012, as compared to 8.0% for the six months ended June 30, 2011, due to the Company’s improved leverage resulting from the increase in revenues. As a percentage of total operating expenses, salary and payroll-related expenses increased to 57.7% of total operating expenses for the six months ended June 30, 2012, as compared to 56.2% for the six months ended June 30, 2011. Operating expenses from our In-country Operations increased $6.0 million, or 21.6% to $33.7 million for the six months ended June 30, 2012, as compared to $27.7 million for the six months ended June 30, 2011. Excluding the effects of weakening foreign currencies, the increase resulted from higher salary and payroll-related expenses of $2.7 million, of which $0.6 million related to severance costs related to our operations in Argentina, and higher facilities-related expenses of $0.6 million. Operating expenses from our In-country Operations benefited from the effects of weakening foreign currencies of $0.6 million primarily in Chile and Mexico. Operating expenses from our Miami Operations remained steady at $16.0 million for the six months ended June 30, 2012 and 2011.

Operating income. Operating income increased $3.0 million to $14.1 million for the six months ended June 30, 2012, from $11.1 million for the six months ended June 30, 2011, due to the higher sales volumes of primarily mobile devices. Operating income from our In-country Operations increased $2.2 million, or 30.3%, to $9.7 million for the six months ended June 30, 2012, from $7.4 million for the six months ended June 30, 2011. Operating income from our Miami Operations increased $0.7 million, or 20.1%, to $4.4 million for the six months ended June 30, 2012, from $3.7 million for the six months ended June 30, 2011.

Other expense, net. Other expense, net decreased $0.9 million, or 11.4%, to $7.3 million for the six months ended June 30, 2012, from $8.2 million for the six months ended June 30, 2011. The decrease in other expense, net was primarily attributable to the $4.3 million gain recognized related to the termination of the mutual non-compete agreement with Brightpoint, offset by the foreign exchange losses of $0.6 million, primarily in Chile, during the six months ended June 30, 2012, as compared to the foreign exchange gains of $1.6 million during the same period in 2011.

Provision for income taxes. Provision for income taxes decreased $0.8 million, or 36.0%, to $1.3 million for the six months ended June 30, 2012, from $2.1 million for the six months ended June 30, 2011. The decrease was due to lower taxable earnings in our In-country Operations, particularly, Colombia, Guatemala and Uruguay.

Net income. Net income was $5.4 million for the six months ended June 30, 2012, as compared to $0.8 million for the six months ended June 30, 2011.

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

Our cash and cash equivalents were $17.5 million as of June 30, 2012, as compared to $25.7 million as of December 31, 2011. Our working capital increased to $128.6 million as of June 30, 2012, as compared to $121.3 million as of December 31, 2011, primarily as a result of the increase in inventories of $11.3 million, increase in accounts receivable of $5.5 million and the decrease in accounts payable of $11.8 million, offset by the increase in lines of credit borrowing of $28.2 million. We believe our existing cash and cash equivalents, as well as any cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Changes in Financial Condition

The following table summarizes our cash flows for the periods presented:

	For the Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)
Cash flows used in operating activities	$(34,745)	$(6,975)
Cash flows used in investing activities	(1,299)	(1,538)
Cash flows provided by financing activities	27,819	12,704
Effect of foreign currency exchange rate changes on cash and cash equivalents	(12)	372

Net (decrease) increase in cash and cash equivalents	$(8,237)	$4,563

Cash flows from operating activities. Our cash flows from operating activities resulted in a requirement of $34.7 million for the six months ended June 30, 2012, as compared to $7.0 million during the six months ended June 30, 2011. The change was primarily driven by the growth in inventories and trade accounts receivable, net of the decrease in accounts payable.

Cash flows from investing activities. Our cash flows from investing activities resulted in a requirement of $1.3 million for the six months ended June 30, 2012, as compared to $1.5 million during the six months ended June 30, 2011.

Cash flows from financing activities. Our cash flows from financing activities resulted in a generation of $27.8 million for the six months ended June 30, 2012, as compared to $12.7 million for the six months ended June 30, 2011. The change was primarily the result of the higher net borrowings under our lines of credit by our Miami Operations during the six months ended June 30, 2012.

Working Capital Management

The successful management of our working capital needs is a key driver of our growth and cash flow generation. The following table sets forth certain information about the largest components of our working capital: our trade accounts receivable, inventories and accounts payable:

	As of June 30, 2012	As of December 31, 2011
	(Dollars in thousands)
Balance sheet data:
Trade accounts receivable, net of allowance	$143,459	$137,921
Inventories	180,397	169,138
Accounts payable	196,632	208,409

Other data:
Trade accounts receivable days (1)	35.4	33.9
Inventory days (2)	48.7	45.9
Accounts payable days (3)	(53.1)	(56.5)

Cash conversion cycle (4)	31.0	23.3

(1)	Trade accounts receivable days is defined as our consolidated trade accounts receivable (net of allowance for doubtful accounts) as of the last day of the period divided by our consolidated revenue for such period times 182 days for the six months ended June 30, 2012 and for the six months ended December 31, 2011. Our consolidated trade accounts receivable for our In-country Operations include value added tax at a rate of between 5% and 27% (depending on the country). The exclusion of such value added tax would result in lower trade accounts receivable days.
(2)	Inventory days is defined as our consolidated inventory as of the last day of the period divided by our consolidated cost of goods sold for such period times 182 days for the six months ended June 30, 2012 and for the six months ended December 31, 2011.
(3)	Accounts payable days is defined as our consolidated accounts payable as of the last day of the period divided by our consolidated cost of goods sold for such period times 182 days for the six months ended June 30, 2012 and for the six months ended December 31, 2011.
(4)	Cash conversion cycle is defined as our trade accounts receivable days plus inventory days less accounts payable days.

Cash conversion cycle days. One measurement we use to monitor working capital is the cash conversion cycle, which measures the number of days to convert trade accounts receivable and inventory, net of accounts payable, into cash. Our cash conversion cycle increased to 31.0 days as of June 30, 2012, from 23.3 days as of December 31, 2011. Trade accounts receivable days increased to 35.4 days as of June 30, 2012, from 33.9 days as of December 31, 2011. Inventory days increased to 48.7 days as of June 30, 2012, from 45.9 days as of December 31, 2011, due to growth in inventory levels. Accounts payable days decreased to 53.1 days as of June 30, 2012, as compared to 56.5 days as of December 31, 2011, due to the decrease in inventory related payables.

Trade accounts receivable. We principally sell products to a large base of third-party distributors, resellers and retailers throughout Latin America and the Caribbean and to other Miami-based exporters of IT products to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No one customer accounted for more than 2.0% of sales for the six months ended June 30, 2012 and 2011. We provide trade credit to our customers in the normal course of business. The collection of a substantial portion of our receivables is susceptible to changes in Latin America and Caribbean economies and political climates. We monitor our exposure for credit losses and maintain allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting our industry. The financial condition of our customers and the related allowance for doubtful accounts is continually reviewed by management.

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

Capital Expenditures and Investments

Capital expenditures decreased to $1.3 million for the six months ended June 30, 2012, as compared to $1.5 million for the six months ended June 30, 2011.

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

As of June 30, 2012 and December 31, 2011, the total amounts available under our lines of credit, overdraft and credit facilities were $17.5 million and $39.1 million, respectively, of which $7.0 million and $15.5 million, respectively related to our Miami Operations and $10.5 million and $23.6 million, respectively related to our In-country Operations.

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

As of June 30, 2012, SBA’s outstanding draws against the PNC Credit Facility were $43.0 million, including outstanding checks issued in excess of bank balances of $1.0 million, and the remaining amount available was $7.0 million. As of June 30, 2012, SBA did not have any outstanding undrawn stand-by letters of credit. As of June 30, 2012, we and SBA were in compliance with all of the covenants and restrictions under the PNC Credit Facility.

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

The 13 1/4% Senior Notes contain a single restrictive covenant. We must maintain a consolidated fixed charges coverage ratio not to exceed 4.75 to 1.00. Our failure to comply with the restrictive covenant could result in an event of default, which, if not cured or waived, could result in either of us having to repay our respective borrowings before their respective due dates. If we are forced to refinance these borrowings on less favorable terms, our results of operations or financial condition could be harmed. In addition, if we are in default under any of our existing or future debt facilities, we also will not be able to borrow additional amounts under those facilities to the extent they would otherwise be available. As of June 30, 2012 and December 31, 2011, we had a consolidated fixed charges coverage ratio of 3.1 to 1.00 and 2.9 to 1.00, respectively.

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

On June 14, 2012, we made a mandatory semi-annual interest payment of $7.6 million on our 13 1/4% Senior Notes. As of June 30, 2012 and December 31, 2011, the carrying value of the $115.0 million principal amount of the remaining outstanding 13 1/4% Senior Notes was $111.5 million and $110.9 million, respectively. As of June 30, 2012 and December 31, 2011, we were in compliance with all of the covenants and restrictions under the 13 1/4% Senior Notes.

Off-Balance Sheet Arrangements

We have agreements with unrelated third parties to factor specific accounts receivable in several of our In-country Operations. The factoring is treated as a sale in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, ASC, 860, Transfers and Servicing, and is accounted for as an off-balance sheet arrangement. Proceeds from the transfers reflect the face value of the account less a discount, which is recorded as a charge to interest expense in our unaudited, condensed consolidated statements of operations and comprehensive income (loss) in the period the sale occurs. Net funds received are recorded as an increase to cash and a reduction to accounts receivable outstanding in our unaudited, condensed consolidated balance sheets. We report the cash flows attributable to the sale of receivables to third parties and the cash receipts from collections made on behalf of and paid to third parties, on a net basis as trade accounts receivables in cash flows from operating activities in our consolidated statement of cash flows.

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

Restricted Stock Grant Agreement

On April 1, 2011, we adopted a basic employee membership restricted stock grant agreement compensation plan for eligible employees to receive compensation in the form of restricted shares of Common Stock. As of June 30, 2012, there were no shares of Common Stock granted or issued under this plan.

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

In a separate transaction, on June 29, 2012, related to Brightpoint entering into a merger agreement with a global IT wholesale distributor, we entered into an agreement with Brightpoint to, among other things, eliminate the mutual non-competition covenants included in the purchase agreement dated March 16, 2011 underlying the Brightpoint Transaction and our shareholders’ agreement, as well as terminate the license agreement dated April 19, 2011 (the “License Agreement”) with immediate effect, provided that we retain the right to use the Brightpoint names and logos as set forth in the License Agreement in accordance with its terms for a period of 90 days from June 29, 2012. Additionally, Brightpoint agreed to pay $5.0 million to us, which we received in July 2012. We recognized a gain of approximately $4.3 million as a result of this transaction.

On June 29, 2012, we entered into a separate agreement with Brightpoint pursuant to which Brightpoint granted to us an option to purchase our 38,769 shares of common stock held by Brightpoint for $3.0 million, less any dividends paid on such shares to Brightpoint. The option becomes exercisable upon the closing of a change of control of Brightpoint and is exercisable for five years from the date of that event. In the event the option becomes exercisable, we are currently precluded from exercising the option pursuant to the terms of the indenture governing the Company’s 13 1/4% Senior Notes.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments related to assets, liabilities, contingent assets and liabilities, revenue and expenses. Our estimates are based on our historical experience and a variety of other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making our estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe our estimates, judgments and assumptions are appropriate and reasonable based upon available information, these assessments are subject to various other factors. Actual results may differ from these estimates under different assumptions and conditions.

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

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act for the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded as of June 30, 2012, that these controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings.

As of June 30, 2012, we had no material legal proceedings pending. From time to time, we are the subject of legal proceedings arising in the ordinary course of business. We do not believe that the outcome of any legal proceedings currently pending or threatened will have a material adverse affect on our business, future consolidated results of operations and financial condition.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit No.	Description

10.1	Release Agreement dated as of June 29, 2012, by and among Brightpoint, Inc., Brightpoint Latin America, Inc., Brightpoint International Ltd., Intcomex, Inc., Intcomex Colombia LTDA and Intcomex de Guatemala, S.A., as PA Parties, and Intcomex, Inc., CVCI Intcomex Investment LP, Brightpoint Latin America, Inc., Michael Shalom, Anthony Shalom, Isaac Shalom, Shalom Holdings 1, LLLP, Shalom Holdings 3, LLLP, the Additional Shareholders, as SA Parties.*

10.2	Option Agreement dated as of June 29, 2012, by and among Brightpoint, Inc., Brightpoint Latin America, Inc., Brightpoint International Ltd., Intcomex, Inc., Intcomex Colombia LTDA and Intcomex de Guatemala, S.A., as PA Parties, and Intcomex, Inc., CVCI Intcomex Investment LP, Brightpoint Latin America, Inc., Michael Shalom, Anthony Shalom, Isaac Shalom, Shalom Holdings 1, LLLP, Shalom Holdings 3, LLLP, the Additional Shareholders, as SA Parties.*

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Anthony Shalom Anthony Shalom	Chairman of the Board of Directors	August 13, 2012

/s/ Michael F. Shalom Michael F. Shalom	President and Chief Executive Officer	August 13, 2012

/s/ Jose I. Ortega Jose I. Ortega	Interim Chief Financial Officer	August 13, 2012

Exhibit Index

Exhibit No.	Description

10.1	Release Agreement dated as of June 29, 2012, by and among Brightpoint, Inc., Brightpoint Latin America, Inc., Brightpoint International Ltd., Intcomex, Inc., Intcomex Colombia LTDA and Intcomex de Guatemala, S.A., as PA Parties, and Intcomex, Inc., CVCI Intcomex Investment LP, Brightpoint Latin America, Inc., Michael Shalom, Anthony Shalom, Isaac Shalom, Shalom Holdings 1, LLLP, Shalom Holdings 3, LLLP, the Additional Shareholders, as SA Parties.

10.2	Option Agreement dated as of June 29, 2012, by and among Brightpoint, Inc., Brightpoint Latin America, Inc., Brightpoint International Ltd., Intcomex, Inc., Intcomex Colombia LTDA and Intcomex de Guatemala, S.A., as PA Parties, and Intcomex, Inc., CVCI Intcomex Investment LP, Brightpoint Latin America, Inc., Michael Shalom, Anthony Shalom, Isaac Shalom, Shalom Holdings 1, LLLP, Shalom Holdings 3, LLLP, the Additional Shareholders, as SA Parties.

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase