Form 10-Q
period 2012-09-30
Intcomex, Inc.
filed 2012-11-14
CIK 1359425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 13, 2012, the registrant had 167,580 shares of Common Stock, par value $0.01 per share, outstanding. There is no public trading market for the stock.

INTCOMEX, INC.

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$24,761	$25,707
Restricted cash	222	206
Trade accounts receivable (net of allowance for doubtful accounts of $5,024 and $5,232 at September 30, 2012 and December 31, 2011, respectively)	136,546	137,921
Inventories	168,562	169,138
Prepaid expenses, notes receivable and other	65,045	58,617
Due from related parties	703	298

Total current assets	395,839	391,887
Property and equipment, net	14,983	15,410
Goodwill	18,100	17,979
Identifiable intangible assets	1,002	2,096
Notes receivable and other	17,939	17,609

Total assets	$447,863	$444,981

Liabilities and Shareholders’ Equity
Liabilities
Current liabilities
Lines of credit	$45,596	$31,841
Current maturities of long-term debt	4,632	5,567
Accounts payable	194,137	208,409
Accrued expenses and other	23,915	24,726
Due to related parties	40	40

Total current liabilities	268,320	270,583
Long-term debt, net of current maturities	106,950	106,239
Other long-term liabilities	4,206	4,645

Total liabilities	379,476	381,467
Commitments and contingencies

Shareholders’ equity
Common stock, voting $0.01 par value, 200,000 shares authorized, 168,432 shares issued and 167,580 shares outstanding as of September 30, 2012 and 168,240 shares issued and 167,388 shares outstanding as of December 31, 2011	2	2
Additional paid in capital	64,021	64,153
Treasury stock, 852 shares	(494)	(494)
Retained earnings	9,480	5,684
Accumulated other comprehensive loss	(4,622)	(5,831)

Total shareholders’ equity	68,387	63,514

Total liabilities and shareholders’ equity	$447,863	$444,981

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$330,317	$337,917	$1,068,152	$884,058
Cost of revenue	303,288	306,780	977,402	798,160

Gross profit	27,029	31,137	90,750	85,898
Operating expenses
Selling, general and administrative	23,844	21,811	71,124	63,196
Depreciation and amortization	1,096	1,204	3,457	3,485

Total operating expenses	24,940	23,015	74,581	66,681

Operating income	2,089	8,122	16,169	19,217
Other expense (income)
Interest expense	5,296	5,100	16,225	15,216
Interest income	(175)	(104)	(320)	(398)
Foreign exchange (gain) loss	(1,440)	5,338	(795)	3,699
Other expense (income), net	65	(72)	(4,060)	(10)

Total other expense	3,746	10,262	11,050	18,507

(Loss) income before provision (benefit) for income taxes	(1,657)	(2,140)	5,119	710

(Benefit) provision for income taxes	(12)	(424)	1,323	1,662

Net (loss) income	$(1,645)	$(1,716)	$3,796	$(952)

Net (loss) income per weighted average share of common stock:
Basic	$(9.82)	$(10.24)	$22.67	$(6.24)

Diluted	$(9.82)	$(10.24)	$22.54	$(6.24)

Weighted average number of common shares used in per share calculation:
Basic	167,580	167,518	167,476	152,584

Diluted	167,580	167,518	168,389	152,584

Comprehensive (loss) income:
Net (loss) income	$(1,645)	$(1,716)	$3,796	$(952)
Foreign currency translation adjustment	973	(2,156)	1,209	(1,536)

Total comprehensive (loss) income	$(672)	$(3,872)	$5,005	$(2,488)

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$3,796	$(952)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	249	72
Depreciation expense	2,951	3,212
Amortization expense	2,402	2,122
Bad debt expense	1,110	1,098
Inventory obsolescence expense	4,578	505
Deferred income tax expense	(1,912)	(199)
Gain on termination of non-compete agreement	(4,285)	—
Loss (gain) on extinguishment of long-term debt	23	(81)
Loss (gain) on disposal of property and equipment and other	13	(32)

Change in operating assets and liabilities:
Decrease (increase) in:
Trade accounts receivables	468	(6,496)
Inventories	(3,210)	(41,534)
Prepaid expenses, notes receivable and other	(6,457)	(10,020)
Due from related parties	(405)	33
(Decrease) increase in:
Accounts payable	(14,897)	34,019
Accrued expenses and other	(846)	4,145
Due to related parties	—	(11)

Net cash used in operating activities	(16,422)	(14,119)

Cash flows from investing activities:
Purchases of property and equipment	(2,392)	(2,439)
Proceeds from termination of non-compete agreement	5,000	—
Acquisition of business, net of cash acquired	—	(174)
Proceeds from notes receivable and other	345	55
Proceeds from disposition of assets	38	169

Net cash provided by (used in) investing activities	2,991	(2,389)

Cash flows from financing activities:
Borrowings under lines of credit, net	13,755	7,096
Proceeds from borrowings under long-term debt	355	248
Payments of long-term debt	(1,558)	(4,476)
Proceeds from issuance of common stock	—	15,000
Payments for purchase of treasury stock	—	(494)

Net cash provided by financing activities	12,552	17,374
Effect of foreign currency exchange rate changes on cash and cash equivalents	(67)	(499)

Net (decrease) increase in cash and cash equivalents	(946)	367
Cash and cash equivalents, beginning of period	$25,707	$28,867

Cash and cash equivalents, end of period	$24,761	$29,234

Supplemental disclosure of noncash investing and financing activities in connection with business acquisition:
Fair value of assets acquired	$—	$14,944
Cash received (1)	—	14,826
Fair value of liabilities assumed	—	(7,270)

Fair value of total consideration connection with business acquisition	$—	$22,500

(1)	Reflects $15,000 received on issuance of Common Stock, net of cash paid on acquisition of net assets.

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include certain information and disclosures normally required for comprehensive annual consolidated financial statements. Therefore, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“Annual Report”). The results of operations for the three and nine months ended September 30, 2012 may not be indicative of the results of operations that can be expected for the full year.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of September 30, 2012, and its results of operations for the three and nine months ended September 30, 2012 and 2011 and its statements of cash flows for the nine months ended September 30, 2012 and 2011. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The Company evaluated subsequent events through the date of the filing of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (“Quarterly Report”), the date the Company issued its unaudited condensed consolidated financial statements.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

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

The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable, notes receivable and other, accounts payable, accrued expenses and other approximate fair value because of the short-term nature of these items. The carrying amounts of outstanding short-term debt approximate fair value because interest rates over the term of these financial instruments approximate current market interest rates available to the Company. The current market price of outstanding long-term debt approximates fair value because the Company’s $114,000 aggregate principal amount 13 1/4% Second Priority Senior Secured Notes due December 15, 2014 (the “13 1/4% Senior Notes”) are currently publicly tradable. As of September 30, 2012 and December 31, 2011, the 13 1/4% Senior Notes were tradable at 101.75 and 99.5, respectively, of the principal amount.

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

Foreign currency forward contracts—Derivative instruments that convert one currency to another currency and contain a fixed amount, fixed exchange rate used for conversion and fixed future date on which the conversion will be made. The Company recognizes unrealized loss (gain) in the unaudited, condensed consolidated statements of operations and comprehensive income (loss) for temporary fluctuations in the value of non-qualifying derivative instruments designated as cash flow hedges, if the fair value of the underlying hedged currency increases (decreases) prior to maturity. The Company reports realized loss (gain) upon conversion if the fair value of the underlying hedged currency increases (decreases) as of the maturity date.

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

The amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices approximates the fair value of derivative financial instruments. The Company’s foreign currency forward contracts are measured on a recurring basis based on foreign currency spot rates quoted by financial institutions (Level 2) and are marked-to-market each period with gains and losses on these contracts recorded in foreign exchange (gain) loss in the Company’s unaudited, condensed consolidated statements of operations and comprehensive income (loss) in the period in which the value changes with the offsetting amount for unsettled positions included in other current assets or liabilities in the Company’s unaudited, condensed consolidated balance sheets. The location and amounts of the fair value in the Company’s unaudited, condensed consolidated balance sheets and (gain) loss in the Company’s unaudited, condensed consolidated statements of operations and comprehensive income (loss) related to the Company’s derivative instruments are described in “Note 9. Fair Value of Derivative Instruments” in these Notes to Condensed Consolidated Financial Statements (Unaudited).

There were no changes to our valuation methodology for assets and liabilities measured at fair value during the three and nine months ended September 30, 2012 and 2011. The Company did not have any foreign currency forward contracts or collars outstanding as of September 30, 2012. The Company recognized a loss of $0 and $569 on the foreign currency forward contract outstanding in one of the Company’s In-Country Operations during the three and nine months ended September 30, 2012, respectively. The Company recognized no gain or loss related to foreign currency forward contracts or collars during the three and nine months ended September 30, 2011. As of December 31, 2011, the notional amount of the foreign currency forward contract outstanding in one of the Company’s In-Country Operations was $9,396.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

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

As of September 30, 2012 and December 31, 2011, the Company factored approximately $9,700 and $11,700, respectively, of accounts receivable pursuant to the Company’s agreements, representing the face amount of total outstanding receivables. For the three and nine months ended September 30, 2012, the Company incurred approximately $328 and $733, respectively, in expenses pursuant to the agreements. For the three and nine months ended September 30, 2011, the Company incurred $204 in fees pursuant to the agreements.

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

(Unaudited)

The following table sets forth the computation of basic and diluted net income per weighted average share of common stock for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator for basic and diluted net (loss) income per share of common stock (1):
Net (loss) income	$(1,645)	$(1,716)	$3,796	$(952)

Denominator:
Denominator for basic net (loss) income per share of common stock (1) – weighted average shares	167,580	167,518	167,476	152,584

Effect of dilutive securities:
Stock options and unvested restricted shares of common stock (2)	—	—	913	—

Denominator for diluted net (loss) income per share of common stock – adjusted weighted average shares	167,580	167,518	168,389	152,584

Net (loss) income per share of common stock:
Basic	$(9.82)	$(10.24)	$22.67	$(6.24)

Diluted	$(9.82)	$(10.24)	$22.54	$(6.24)

(1)	Basic and diluted net (loss) income per share of common stock were calculated using the Common Stock in the denominator for the three and nine months ended September 30, 2012 and 2011.
(2)	The stock options were anti-dilutive as of September 30, 2012, as the Company had a net loss for the three months ended September 30, 2012 and the fair value was below the exercise price of the options. The stock options were anti-dilutive as of September 30, 2011, as the Company had a net loss for the three and nine months ended September 30, 2011. The shares of restricted Common Stock were antidilutive during the three months ended September 30, 2012. The shares of restricted Common Stock were dilutive during the nine months ended September 30, 2012. The shares of restricted Common Stock were antidilutive during three and nine months ended September 30, 2011.

Note 2. Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 to our audited consolidated financial statements included in the Company’s Annual Report. These accounting policies have not significantly changed.

Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Intangibles-Goodwill and Other (Topic 350) which amended then existing guidance by giving an entity the option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. Previous guidance required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. The update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company will adopt this guidance for the fiscal year ended December 31, 2013. The Company does not expect the adoption of this guidance will have a material impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities which enhances disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) by requiring improved information about financial instruments and derivative instruments that are either offset in accordance with either Section 210-20-45 or 815-10-45 or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

(Unaudited)

they are offset in accordance with either of these sections. This update is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect the adoption of this guidance will have a material impact on the Company’s financial statements.

Recently Adopted Accounting Guidance

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update indefinitely defers the provisions ASU 2011-05, Comprehensive Income (Topic 22): Presentation of Comprehensive Income (“ASU 2011-05”) that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented for both interim and annual financial statements. The other provisions in ASU 2011-05 are unaffected by the deferral. During the deferral period, entities will still need to comply with the existing U.S. GAAP requirement for the presentation of reclassification adjustments. This update is effective for annual and interim periods beginning after December 15, 2011. The Company adopted this guidance on January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment which amended the existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Entities will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance on January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05 to increase the prominence of other comprehensive income in the financial statements. This update provides that an entity that reports items of other comprehensive income either as a continuous single statement of comprehensive income containing two sections — net income and other comprehensive income or in two separate but consecutive statements. This update was effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company adopted this guidance on January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

Additionally, the acquisition of the Brightpoint Latin America Operations provided for a post-closing working capital adjustment to be settled in cash. In September 2011, together with Brightpoint, the Company finalized the working capital adjustment resulting in an additional payable by Brightpoint to the Company of $871, which the Company received in October 2011. The Company included the financial results of Brightpoint in its consolidated financial statements from the Transaction Date. These results were not material to the Company’s consolidated financial statements.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

(Unaudited)

For the nine months ended September 30, 2011, the cash flows from the transaction have been presented in the consolidated statement of cash flows as $15,000 received on issuance of Common Stock in cash flows from financing activities and $174 net, paid on acquisition of business in cash flows from investing activities.

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

(Dollars in thousands, except share and per share data)

(Unaudited)

The purchase price allocation for the Brightpoint Transaction was based upon the Company’s calculations, valuation, estimates and assumptions. The Brightpoint Transaction is not material for the pro-forma disclosure in the notes to condensed consolidated financial statements (unaudited).

June 2012 Transaction

On June 29, 2012, in a separate transaction related to Brightpoint entering into a merger agreement with a global IT wholesale distributor and after the end of the one year measurement period, the Company entered into an agreement with Brightpoint to, among other things, eliminate the mutual non-competition covenants included in the purchase agreement dated March 16, 2011 underlying the Brightpoint Transaction and the Company’s shareholders’ agreement, and terminate the license agreement dated April 19, 2011 (the “License Agreement”) with immediate effect, provided that the Company retained the right to use the Brightpoint names and logos as set forth in the License Agreement in accordance with its terms for a period of 90 days from June 29, 2012. Additionally, Brightpoint agreed to pay $5,000 to the Company, which was collected during July 2012. As a result of this transaction, the Company recognized a gain of $4,285, which was recorded in other income in the unaudited, condensed consolidated statement of operations and comprehensive income (loss).

On June 29, 2012, the Company entered into a separate agreement with Brightpoint pursuant to which Brightpoint granted to the Company an option to purchase the Company’s 38,769 shares of common stock held by Brightpoint for $3,000, less any dividends paid on such shares to Brightpoint. The option became exercisable upon the closing of a change of control of Brightpoint on October 15, 2012, and is exercisable for five years from the date of that event. The Company is currently precluded from exercising the option pursuant to the terms of the indenture governing the Company’s 13 1/4% Senior Notes.

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	September 30, 2012	December 31, 2011
Property and equipment, net
Land	$760	$760
Building and leasehold improvements	9,998	9,901
Office furniture, vehicles and equipment	13,218	12,555
Warehouse equipment	2,693	2,622
Software	11,909	11,209

Total property and equipment	38,578	37,047
Less accumulated depreciation	(23,595)	(21,637)

Total property and equipment, net	$14,983	$15,410

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

(Dollars in thousands, except share and per share data)

(Unaudited)

The changes in the carrying amount of goodwill relate to the goodwill acquired in the Brightpoint Transaction and the accumulated foreign currency translation effect of the Mexican Peso on previously acquired goodwill and consisted of the following for the periods presented:

	Miami Operations	In-Country Operations	Total
As of December 31, 2011
Goodwill	$14,153	$22,603	$36,756
Accumulated impairment losses	(11,531)	(7,246)	(18,777)

Total goodwill	$2,622	$15,357	$17,979

Activity:
Fair value adjustment	$51	$(171)	$(120)
Translation adjustment	—	241	241

Total activity	$51	$70	$121
As of September 30, 2012
Goodwill	$14,204	$22,673	$36,877
Accumulated impairment losses	(11,531)	(7,246)	(18,777)

Total goodwill	$2,673	$15,427	$18,100

There were no impairment charges recorded against goodwill for the three and nine months ended September 30, 2012 and 2011.

Identifiable Intangible Assets, Net

Identifiable intangible assets, net consisted of the assets of Intcomex Mexico and that of the Brightpoint Transaction including the following:

As of September 30, 2012	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships – Intcomex Mexico	$3,630	$(2,667)	$(147)	$816	10.0
Customer relationships – Brightpoint Transaction	258	(72)	—	186	5.0
Non-compete agreement – Brightpoint Transaction	—	—	—	—	3.0

Total identifiable intangible assets, net	$3,888	$(2,739)	$(147)	$1,002

As of December 31, 2011	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships – Intcomex Mexico	$3,630	$(2,395)	$(278)	$957	10.0
Customer relationships – Brightpoint Transaction	258	(35)	—	223	5.0
Non-compete agreement – Brightpoint Transaction	1,170	(254)	—	916	3.0

Total identifiable intangible assets, net	$5,058	$(2,684)	$(278)	$2,096

For the three and nine months ended September 30, 2012, the Company recorded amortization expense related to the intangible assets of $104 and $506, respectively. For the three and nine months ended September 30, 2011, the Company recorded amortization expense related to the intangible assets of $90 and $272, respectively. There was no impairment charge for identifiable intangible assets for the three and nine months ended September 30, 2012 and 2011.

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

(Dollars in thousands, except share and per share data)

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

The outstanding balance of lines of credits consisted of the following:

	As of
	September 30, 2012	December 31, 2011
Lines of credit

Miami Operations:
SBA Miami	$33,067	$14,530

In-country Operations:
Intcomex Peru S.A.C.	3,948	4,022
Intcomex de Guatemala, S.A.	3,020	2,536
Intcomex S.A. de C.V. – El Salvador	2,209	3,669
Intcomex de Ecuador, S.A.	1,501	1,662
TGM S.A. – Uruguay	834	407
Intcomex Colombia LTDA	500	515
Intcomex Costa Rica Mayorista en Equipo de Cómputo, S.A.	380	2,000
Intcomex S.A. – Chile	137	—
Computación Monrenca Panama, S.A.	—	2,500

Total lines of credit	$45,596	$31,841

The change in the outstanding balance of lines of credit was primarily attributable to the increased borrowing in our Miami Operations under its senior secured revolving credit facility. As of September 30, 2012 and December 31, 2011, the total remaining credit amount available under our lines of credit was $37,458 and $39,126, respectively.

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

(Dollars in thousands, except share and per share data)

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

As of September 30, 2012, SBA’s outstanding draws against the PNC Credit Facility were $33,067, net of $3,825 excess cash in bank, and the remaining amount available was $16,933. As of September 30, 2012, SBA did not have any outstanding undrawn stand-by letters of credit.

As of September 30, 2012, SBA was in compliance with all of its covenants under the PNC Credit Facility.

In-country Operations Lines of Credit

The Company’s In-country Operations have lines of credit with various local financial institutions. The lines of credit carry interest rates ranging from 1.0% to10.1% with maturity dates from December 2012 to October 2013.

As of September 30, 2012 and December 31, 2011, Intcomex S.A. (“Intcomex Chile”) had undrawn stand-by letters of credit of $19,200 and $25,700, respectively.

Note 7. Long-Term Debt

Long-term debt consisted of the following for the periods presented:

	As of
	September 30, 2012	December 31, 2011
Long-term debt, net of current portion
Intcomex, Inc. –13 1/4% Senior Notes, net of discount of $3,167and $4,125, respectively	$110,833	$110,875
Other, including various capital leases	749	931

Total long-term debt	111,582	111,806
Current maturities of long-term debt	(4,632)	(5,567)

Total long-term debt, net of current portion	$106,950	$106,239

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

(Dollars in thousands, except share and per share data)

(Unaudited)

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

On September 5, 2012, the Company purchased $1,000 face value of its 13 1/4% Senior Notes in an arm’s length transaction, at 102.25 of face value plus accrued interest. The Company recognized a loss on the redemption of the 13 1/4% Senior Notes of $23 for the three and nine months ended September 30, 2012, which is included in other expense, net in the unaudited, condensed consolidated statements of operations and comprehensive income (loss). On September 14 and 27, 2011, the Company purchased $2,100 and $1,750 face value, respectively, of its 13 1/4% Senior Notes in arm’s length transactions, at 98.25 and 97.50, respectively, of face value plus accrued interest. The Company recognized a gain on the redemption of the 13 1/4% Senior Notes of $81 for the three and nine months ended September 30, 2011.

As of September 30, 2012 and December 31, 2011, the principal amount of the remaining outstanding 13 1/4% Senior Notes was $114,000 and $115,000, respectively, and the carrying value was $110,833 and $110,875, respectively. As of September 30, 2012 and December 31, 2011, the Company was in compliance with all of the covenants and restrictions under the 13 1/4% Senior Notes.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

(Unaudited)

SBA—Capital lease

On April 30, 2007, SBA entered into a lease agreement with Comerica Bank in the principal amount of $1,505 for the lease of the Miami office and warehouse equipment. Interest is due monthly at 6.84% of the total equipment costs and all outstanding amounts are due August 31, 2012. As of September 30, 2012 and December 31, 2011, $0 and $210, respectively, remained outstanding under the lease agreement.

Note 8. Income Taxes

Income tax provision consists of the following for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Income tax provision
Current expense:
Federal and state	$—	$—	$—	$—
Foreign	125	(70)	3,235	1,861

Total current expense	125	(70)	3,235	1,861

Deferred (benefit) expense
Federal and state	—	—	—	—
Foreign	(137)	(354)	(1,912)	(199)

Total deferred (benefit) expense	(137)	(354)	(1,912)	(199)

Total benefit provision for income taxes	$(12)	$(424)	$1,323	$1,662

A reconciliation of the statutory federal income tax rate and effective rate as a percentage of income (loss) before provision for income taxes consisted of the following for the periods presented:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2012	%	2011	%	2012	%	2011	%
Effective tax rate
(Loss) income before (benefit) provision for income taxes:
U.S	$(4,387)		$(1,030)		$(6,082)		$(7,350)
Foreign	2,730		(1,110)		11,201		8,060

(Loss) income before (benefit) provision for income taxes	$(1,657)		$(2,140)		$5,119		$710

Tax expense at statutory rate	(564)	34%	$(728)	34%	$1,740	34%	$241	34%
State income taxes, net of federal income tax (benefit) provision for income taxes	(137)	8%	(29)	1%	(327)	(6)%	(309)	(43)%
Effect of tax rates from non-U.S. operations	(442)	27%	242	(11)%	(2,186)	(43)%	(508)	(72)%
Change in valuation allowance	1,131	(68)%	91	(4)%	2,096	41%	2,238	315%

Effective tax (benefit) provision for income taxes	$(12)	1%	$(424)	20%	$1,323	26%	$1,662	234%

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

(Unaudited)

The effective tax benefit decreased by $412, to $12 for the three months ended September 30, 2012, as compared to $424 for the three months ended September 30, 2011. The change was primarily due to the higher taxable earnings in the In-country Operations, partially offset by the additional tax benefit from the Miami Operations during the three months ended September 30, 2012. The effective tax provision decreased by $339, to $1,323 for the nine months ended September 30, 2012, as compared to a benefit of $1,662 for the nine months ended September 30, 2011. The change was primarily due to the higher taxable earnings in the In-country Operations offset by the additional tax benefit from the Miami Operations during the nine month ended September 30, 2012.

The Company’s net deferred tax assets were attributable to the following:

	As of
	September 30, 2012	December 31, 2011
Deferred tax assets
Current assets:
Allowance for doubtful accounts	$973	$1,164
Inventories	780	772
Accrued expenses	699	699
Other	1,186	1,002

Total current assets	3,638	3,637

Non-current assets:
Tax goodwill	185	370
Net operating losses	25,545	23,045
Other	2,560	1,524
Valuation allowances	(15,479)	(13,384)

Total non-current assets	12,811	11,555

Total deferred tax assets	$16,449	$15,192

Deferred tax liabilities
Current liabilities:
Other	$—	$—

Total current liabilities	—	—

Non-current liabilities:
Fixed assets	(1,396)	(1,979)
Amortizable intangible assets	(322)	(398)
Other	(29)	(26)

Total non-current liabilities	(1,747)	(2,403)

Total deferred tax liabilities	(1,747)	(2,403)

Net deferred tax assets	$14,702	$12,789

As of September 30, 2012 and December 31, 2011, the balance of SBA’s tax goodwill was $493 and $985, respectively. SBA recorded tax goodwill of approximately $9,843 in July 1998, which is being amortized for tax purposes over 15 years. SBA established $262 of deferred tax assets for foreign withholding taxes paid in El Salvador during 2005.

As of September 30, 2012 and December 31, 2011, the Company’s U.S. federal and state of Florida net operating losses (“NOLs”) resulted in $22,412 and $20,676, respectively, of deferred tax assets, which will begin to expire in 2026. The Company analyzed the available evidence related to the realization of the deferred tax assets, considered the global economic environment and continues to believe it is more likely than not that the Company will not recognize a portion of its deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies.

The Company establishes a valuation allowance against its NOLs when it does not believe that it will realize the full benefit of the NOLs. As of September 30, 2012 and December 31, 2011, the Company recorded a valuation allowance of $15,479 and $12,884, respectively, against the respective NOLs, of which $12,469 and $10,616, respectively, related to the U.S. and $3,010 and $2,268, respectively, related to the Company’s In-country Operations.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

(Unaudited)

The Company’s NOLs, deferred tax asset resulting from the NOLs and the related valuation allowance consisted of the following for the periods presented:

	As of September 30, 2012				As of December 31, 2011
	Gross NOL	NOL Deferred Tax Asset	Valuation Allowance	NOL Expiration	Gross NOL	NOL Deferred Tax Asset	Valuation Allowance	NOL Expiration
U.S. federal and state	$58,773	$22,412	$12,469		$54,499	$20,676	$10,616
Foreign
Intcomex Argentina S.R.L.	7,511	2,628	2,628	2012	5,389	1,886	1,886	2011
Intcomex Jamaica Ltd	372	123	—		303	101	—
Intcomex Mexico	1,273	382	382	2018	1,273	382	382	2018

Total foreign	$9,156	$3,133	$3,010		$6,965	$2,369	$2,268

Total	$67,929	$25,545	$15,479		$61,464	$23,045	$12,884

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

The Company files tax returns in the state of Florida, the U.S. and in various foreign jurisdictions and is subject to periodic audits by state, domestic and foreign tax authorities. By statute, the Company’s U.S. tax returns are subject to examination by the Florida Department of Revenue and the Internal Revenue Service for fiscal years 2009 through 2011. The Company is subject to inspection by the tax authorities under the applicable law in the foreign jurisdictions throughout Latin America and the Caribbean in which the Company conducts business, for various statutes of limitation.

The Company believes its accruals for tax liabilities are adequate for all open fiscal years based upon an assessment of factors, including but not limited to, historical experience and related tax law interpretations. The Company does not have any unrecognized tax benefits as of September 30, 2012 and December 31, 2011 and does not anticipate that the total amount of unrecognized tax benefits related to any particular tax position will change significantly within the next 12 months. The Company classifies tax liabilities that are expected to be paid within the current year, if any, as current income tax liabilities and all other uncertain tax positions as non-current income tax liabilities. The Company recognizes interest and penalties related to income tax matters in the provision for income taxes in the Company’s unaudited, condensed consolidated statements of operations and comprehensive income (loss).

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

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

As of September 30, 2012, the Company did not have any derivative instruments outstanding. As of December 31, 2011, the notional amount of the foreign currency forward contract outstanding in one of the Company’s In-country Operations was $9,396. A summary of the location and amounts of the fair value in the Company’s unaudited, condensed consolidated balance sheets and loss (gain) in the Company’s unaudited, condensed statements of operations and comprehensive income (loss) related to the Company’s derivative instruments during the periods presented consisted of the following:

	Location of Fair Value(2) in Balance Sheet	As of
		September 30, 2012	December 31, 2011
Derivatives instruments not designated or qualifying as hedging instruments under ASC 815(1):
Foreign currency contracts	Other assets (liabilities)	$—	$61

Total		$—	$61

(1)	Further information on the Company’s purpose for entering into derivative instruments not designated as hedging instruments and the overall risk management strategies are discussed in Part I—Financial Information, 1A. “Risk Factors,” of the Company’s Annual Report.
(2)	Fair value is classified and disclosed as Level 2 category where significant other observable inputs that can be corroborated by observable market data.

	Location of Loss in Statement of Operations	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2012	2011	2012	2011
Derivative instruments not designated or qualifying as hedging instruments under ASC 815:
Foreign currency contracts	Other (income) expense	$—	$—	$569	$—

Total		$—	$—	$569	$—

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

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

Compensation expense related to the Company’s share-based compensation arrangements consists of the following for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Share-based compensation arrangements charged against income:
Stock options(1)	$—	$—	$—	$—
Restricted shares(2)	199	17	249	72

Total	$199	$17	$249	$72

(1)	Stock options were issued pursuant to the 2007 Founders’ Grant Stock Option Plan (the “2007 Founders’ Option Plan”).
(2)	Restricted shares were issued pursuant to the annual equity compensation in 2009, 2010 and 2011 to certain Directors for service on our Company’s Board (collectively the “2009, 2010 and 2011 Restricted Stock Issuances”) and the restricted stock compensation plan for eligible employees (“Employee Restricted Stock Plan”).

Outstanding compensation costs related to the Company’s unvested share-based compensation arrangements consisted of the following:

	As of
	September 30, 2012	December 31, 2011
Outstanding compensation costs for unvested share-based compensation arrangements:
Stock options(1)	$—	$—
Restricted shares(2)	725	164

Total	$725	$164

(1)	Stock options were issued pursuant to the 2007 Founders’ Option Plan.
(2)	Restricted shares were issued pursuant to the 2009, 2010 and 2011 Restricted Stock Issuances.

As of September 30, 2012 and December 31, 2011, the outstanding compensation costs for unvested share-based compensation arrangements will be recognized over a weighted-average period of 2.2 and 1.9 years, respectively.

Stock Options

In February 2007, options to acquire an aggregate of 1,540 shares of Class B common stock, non-voting were granted under the 2007 Founders’ Option Plan to certain management employees and independent, non-employee directors. The options were granted at an exercise price of $1,077 per share, which was equal to the fair value of our common stock on the date of grant. The weighted-average grant date fair value of the options granted during the year ended December 31, 2007 was $566 per share. The shares vest ratably over a three-year vesting period of one-third per year on the annual anniversary date and expire 10 years from the date of grant. There were no stock options granted during the three and nine months ended September 30, 2012 and 2011. As of September 30, 2012 and December 31, 2011, all of the outstanding options were vested.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

(Unaudited)

A summary of the stock option activity and changes under the 2007 Founders’ Option Plan consisted of the following for the periods presented:

	Shares	Weighted- Average Exercise Price per Share (in dollars)	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2011	1,280	$1,077	6.1
Granted	—	—
Exercised	—	—
Forfeited or expired	(420)	—

Outstanding at December 31, 2011	860	$1,077	5.1
Granted	—	—
Exercised	—	—
Forfeited or expired	(200)	—

Outstanding at September 30, 2012	660	$1,077	4.3

Vested and expected to vest at September 30, 2012	660	$1,077	4.3

Exercisable at September 30, 2012	660	$1,077	4.3

The options were antidilutive as of September 30, 2012 and December 31, 2011, as the fair value of the stock was below the exercise price of the options. The fair value of the options was determined using the Black-Scholes option pricing model as of April 23, 2007, the measurement date or the date the Company received unanimous approval from shareholders for the 2007 Founders’ Option Plan. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, and requires the input of subjective assumptions, including expected price volatility and term. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options. Projected data related to the expected volatility and expected life of stock options is typically based upon historical and other information. The fair value of the options granted in 2007 was estimated at the date of grant using the following assumptions:

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

(Unaudited)

Restricted Shares of Common Stock

On April 1, 2011, the Company adopted the Employee Restricted Stock Plan for eligible employees to receive compensation in the form of restricted shares of Common Stock.

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

On July 1, 2012, 1,444 restricted shares of Common Stock were issued to employees under the Employee Restricted Stock Plan. As of September 30, 2012 and December 31, 2011, 1,444 and 0 restricted shares of Common Stock, respectively, were issued under the Employee Restricted Stock Plan.

A summary of the unvested restricted shares of common stock award activity and changes consisted of the following during the periods presented:

	Restricted Common Stock (in shares)	Weighted-Average Grant-Date Fair Value per Share (1) (in dollars)
Unvested Balance at January 1, 2011	434	$899
Granted	220	$580	(2)
Vested	(114)	$1,225
Forfeited	—	—

Unvested Balance at December 31, 2011	540	$870

Granted	1,444	$580	(2)
Vested	(192)	$521
Forfeited	(48)	$580

Unvested Balance at September 30, 2012	1,744	$595

(1)	The fair value was determined using the weighted-average fair value per share to reflect the portion of the period during which the shares were outstanding.
(2)	The fair value was determined as of the date the Company granted the shares.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

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

Note 12. Additional Paid in Capital

Total compensation expense for share-based compensation arrangements charged against income was $199 and $249 for the three and nine months ended September 30, 2012, respectively, and $17 and $72 for the three and nine months ended September 30, 2011, respectively. For a detailed discussion of the share-based compensation, see “Note 10. Share-Based Compensation” in these Notes to Condensed Consolidated Financial Statements (Unaudited).

On July 15, 2011, the Company repurchased 852 shares of Common Stock from one of its shareholders using the proceeds from the Brightpoint Transaction, for a total purchase price of $494, in connection with the departure of such shareholder’s principal owner as an employee of Intcomex Argentina, S.R.L.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Statement of Operations Data:
Revenue:
Miami Operations
Revenue from unaffiliated customers(1)	$93,276	$109,349	$313,062	$248,739
Intersegment	71,307	88,174	236,760	244,000

Total Miami Operations	164,583	197,523	549,822	492,739
In-country Operations
In-country Operations, excluding Intcomex Chile	171,559	170,746	542,191	465,290
Intcomex Chile	65,482	57,822	212,899	170,029

In-country Operations	237,041	228,568	755,090	635,319
Eliminations of inter-segment	(71,307)	(88,174)	(236,760)	(244,000)

Total revenue	$330,317	$337,917	$1,068,152	$884,058

Operating income:
Miami Operations	$808	$4,175	$5,233	$7,858
In-country Operations	1,281	3,947	10,936	11,359

Total operating income	$2,089	$8,122	$16,169	$19,217

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

(Unaudited)

	As of
	September 30, 2012	December 31, 2011
Balance Sheet Data:
Assets:
Miami Operations	$176,690	$185,918
In-country Operations
In-country Operations, excluding Intcomex Chile	139,123	138,678
Intcomex Chile	131,660	120,385

In-country Operations	270,783	259,063

Total assets	$447,473	$444,981

Property & equipment, net:
Miami Operations	$5,965	$6,245
In-country Operations	9,018	9,165

Total property & equipment, net	$14,983	$15,410

Goodwill:
Miami Operations	$2,673	$2,622
In-country Operations	15,427	15,357

Total goodwill	$18,100	$17,979

(1)	For purposes of geographic disclosure, revenue is attributable to the country in which the Company’s individual business resides.

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

(Unaudited)

Supplemental financial information for Intcomex, Inc., our combined Subsidiary Guarantors and Non-Guarantor Subsidiaries is presented below.

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2012

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Current assets
Cash and equivalents	$—	$97	$24,664	$—	$24,761
Trade accounts receivable, net	—	93,761	130,716	(87,931)	136,546
Inventories	—	44,945	123,617	—	168,562
Other	42,578	6,964	98,376	(81,948)	65,970

Total current assets	42,578	145,767	377,373	(169,879)	395,839

Long-term assets
Property and equipment, net	4,014	1,951	9,018	—	14,983
Investments in subsidiaries	183,779	260,216	—	(443,995)	—
Goodwill	2,673	7,418	8,009	—	18,100
Other	13,623	81,055	5,562	(81,299)	18,941

Total assets	$246,667	$496,407	$399,962	$(695,173)	$447,863

Liabilities and shareholders’ equity
Current liabilities	$11,302	$207,718	$219,125	$(169,825)	$268,320
Long-term debt, net of current maturities	106,867	—	83	—	106,950
Other long-term liabilities	60,111	18,092	13,751	(87,748)	4,206

Total liabilities	178,280	225,810	232,959	(257,573)	379,476
Total shareholders’ equity	68,387	270,597	167,003	(437,600)	68,387

Total liabilities and shareholders’ equity	$246,667	$496,407	$399,962	$(695,173)	$447,863

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2012

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$164,583	$237,041	$(71,307)	$330,317
Cost of revenue	—	156,160	218,435	(71,307)	303,288

Gross profit	—	8,423	18,606	—	27,029
Operating expenses	2,795	4,819	17,326	—	24,940

Operating (loss) income	(2,795)	3,604	1,280	—	2,089
Other expense, net
Interest expense, net	4,984	648	(511)	—	5,121
Other, net	(4,477)	(4,419)	(936)	8,457	(1,375)

Total other expense (income)	507	(3,771)	(1,447)	8,457	3,746
(Loss) income before (benefit) provision for income taxes	(3,302)	7,375	2,727	(8,457)	(1,657)
(Benefit) provision for income taxes	(1,657)	1,076	569	—	(12)

Net (loss) income	$(1,645)	$6,299	$2,158	$(8,457)	$(1,645)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2011

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$197,524	$228,567	$(88,174)	$337,917
Cost of revenue	—	186,969	209,657	(89,846)	306,780

Gross profit	—	10,555	18,910	1,672	31,137
Operating expenses	2,278	4,940	15,797	—	23,015

Operating (loss) income	(2,278)	5,615	3,113	1,672	8,122
Other expense, net
Interest expense, net	5,030	494	(528)	—	4,996
Other, net	(3,101)	(3,359)	5,510	6,216	5,266

Total other expense (income)	1,929	(2,865)	4,982	6,216	10,262
(Loss) income before (benefit) provision for income taxes	(4,207)	8,480	(1,869)	(4,544)	(2,140)
(Benefit) provision for income taxes	(2,491)	2,301	(234)	—	(424)

Net (loss) income	$(1,716)	$6,179	$(1,635)	$(4,544)	$(1,716)

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2012

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$549,822	$755,090	$(236,760)	$1,068,152
Cost of revenue	—	520,903	693,382	(236,883)	977,402

Gross profit	—	28,919	61,708	123	90,750
Operating expenses	9,289	14,396	50,896	—	74,581

Operating (loss) income	(9,289)	14,523	10,812	123	16,169
Other expense, net
Interest expense, net	14,821	2,094	(1,010)	—	15,905
Other, net	(22,479)	(17,955)	474	35,105	(4,855)

Total other (income) expense	(7,658)	(15,861)	(536)	35,105	11,050
(Loss) income before (benefit) provision for income taxes	(1,631)	30,384	11,348	(34,982)	5,119
(Benefit) provision for income taxes	(5,427)	4,463	2,287	—	1,323

Net income (loss)	$3,796	$25,921	$9,061	$(34,982)	$3,796

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2011

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$492,740	$635,318	$(244,000)	$884,058
Cost of revenue	—	463,334	579,712	(244,886)	798,160

Gross profit	—	29,406	55,606	(886)	85,898
Operating expenses	7,806	13,743	45,132	—	66,681

Operating (loss) income	(7,806)	15,663	10,474	(886)	19,217
Other expense, net
Interest expense, net	15,137	1,681	(2,000)	—	14,818
Other, net	(15,811)	(15,584)	6,078	29,006	3,689

Total other (income) expense	(674)	(13,903)	4,078	29,006	18,507
(Loss) income before (benefit) provision for income taxes	(7,132)	29,566	6,396	(28,120)	710
(Benefit) provision for income taxes	(6,180)	5,606	2,236	—	1,662

Net (loss) income	$(952)	$23,960	$4,160	$(28,120)	$(952)

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2012

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Cash flows from operating activities	$(3,045)	$(18,111)	$4,734	$—	$(16,422)

Cash flows from investing activities
Purchases of property and equipment, net	(1,177)	(133)	(1,082)	—	(2,392)
Other	5,000	—	383	—	5,383

Cash flows from investing activities	3,823	(133)	(699)	—	2,991

Cash flows from financing activities
Payments (borrowings) under lines of credit, net	—	18,537	(4,782)		13,755
Proceeds from borrowings under long-term debt	306	—	49		355
Payments of long-term debt	(1,084)	(236)	(238)	—	(1,558)

Cash flows from financing activities	(778)	18,301	(4,971)	—	12,552

Effects of exchange rate changes on cash	—	—	(67)	—	(67)

Net increase (decrease) in cash and cash equivalents	—	57	(1,003)	—	(946)
Cash and cash equivalents, beginning of period	—	40	25,667	—	25,707

Cash and cash equivalents, end of period	$—	$97	$24,664	$—	$24,761

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2011

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Cash flows from operating activities	$(12,639)	$1,519	$(2,999)	$—	$(14,119)

Cash flows from investing activities
Purchases of property and equipment, net	(1,168)	(91)	(1,180)	—	(2,439)
Acquisition of business, net of cash acquired	(1,973)	—	1,799	—	(174)
Other	1,989	(1,985)	220	—	224

Cash flows from investing activities	(1,152)	(2,076)	839	—	(2,389)

Cash flows from financing activities
Borrowings (payments) under lines of credit, net	—	750	6,346		7,096
Proceeds from borrowings under long-term debt	—	—	248	—	248
Payments of long-term debt	(3,769)	(291)	(416)	—	(4,476)
Proceeds from issuance of common stock in connection with Brightpoint transaction	15,000	—	—	—	15,000
Intercompany financing of business acquisition by foreign subsidiaries	3,054	—	(3,054)	—	—
Payments for purchase of treasury stock	(494)	—	—	—	(494)

Cash flows from financing activities	13,791	459	3,124	—	17,374

Effects of exchange rate changes on cash	—	—	(499)	—	(499)

Net (decrease) increase in cash and cash equivalents	—	(98)	465	—	367
Cash and cash equivalents, beginning of period	—	273	28,594	—	28,867

Cash and cash equivalents, end of period	$—	$175	$29,059	$—	$29,234

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

(Unaudited)

Note 15. Restructuring Plan

In late March 2012, management implemented a plan to significantly reduce the Company’s In-country Operations in Argentina. Under the plan, the Company will essentially cease operations at its subsidiary, Intcomex Argentina S.R.L. (“Intcomex Argentina”), by the end of fiscal 2012. For the three and nine months ended September 30, 2012, the Company recorded $0 and $621, respectively, in expenses related to these restructuring actions. The restructuring included involuntary workforce reductions and employee benefits and other costs incurred in connection with vacating leased facilities. These expenses were recorded in operating expenses in the condensed consolidated statement of operations. As of September 30, 2012, all of the payments have been made.

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

For the three and nine months ended September 30, 2012, Intcomex Argentina’s operating loss was $58 and $1,501, respectively. For the three and nine months ended September 30, 2011, Intcomex Argentina’s operating loss was $162 and $631, respectively.

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

Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statement because of certain factors discussed below or elsewhere in this Quarterly Report or included in our Annual Report. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and notes thereto, which are included in our Annual Report, and our unaudited condensed consolidated financial statements for the fiscal quarter and year to date period ended September 30, 2012, which are included in this Quarterly Report.

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

Our results for the three months ended September 30, 2012, reflect a decrease in revenue, primarily resulting from the decline in sales of mobile devices. Our results for the nine months ended September 30, 2012, reflect an increase in revenue across most of our product lines and our customer markets, with mobile devices representing the most significant portion of the revenue growth, as compared to the corresponding period in 2011. Revenue decreased $7.6 million, or 2.2% to $330.3 million for the three months ended September 30, 2012, as compared to $337.9 million for the three months ended September 30, 2011. Revenue increased $184.1 million, or 20.8% to $1,068.2 million for the nine months ended September 30, 2012, as compared to $884.1 million for the nine months ended September 30, 2011. Gross profit decreased $4.1 million, or 13.2% to $27.0 million for the three months ended September 30, 2012, as compared to $31.1 million for the three months ended September 30, 2011. The decline in gross profit was primarily the result of the lower sales volumes coupled with the lower average selling price on our core products, most notably mobile devices. Gross profit increased $4.9 million, or 5.6% to $90.8 million for the nine months ended September 30, 2012, as compared to $85.9 million for the nine months ended September 30, 2011. The improvement in gross profit was primarily the result of the higher sales volume.

Total operating expenses increased $1.9 million, or 8.4% to $24.9 million for the three months ended September 30, 2012, as compared to $23.0 million for the three months ended September 30, 2011. Total operating expenses increased $7.9 million, or 11.8% to $74.6 million for the nine months ended September 30, 2012, as compared to $66.7 million for the nine months ended September 30, 2011. The increase in operating expenses resulted primarily from the additional salary and payroll-related expenses, including severance costs incurred during the period. Other expense, net decreased $6.5 million, or 63.5% to $3.7 million during the three months ended September 30, 2012, as compared to $10.2 million during the three months ended September 30, 2011. The decrease was primarily driven by foreign exchange gains realized during the three months ended September 30, 2012, as compared to foreign exchange losses realized during the same period in 2011. Other expense, net decreased $7.5 million, or 40.3% to $11.0 million during the nine months ended September 30, 2012, as compared to $18.5 million during the nine months ended September 30, 2011. The decrease was primarily driven by the $4.3 million gain recognized on the termination of the mutual non-compete agreement with Brightpoint, Inc. and foreign exchange gains realized during the nine months ended September 30, 2012, as compared to foreign exchange losses realized during the same period in 2011.

Net loss was $1.6 million for the three months ended September 30, 2012, as compared to $1.7 million for the three months ended September 30, 2011. Net income was $3.8 million for the nine months ended September 30, 2012, as compared to net loss of $1.0 million for the nine months ended September 30, 2011.

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

•

Shift in revenue to In-country Operations. One of our growth strategies is to expand the geographic presence of our In-country Operations into areas in which we believe we can achieve higher gross margins than our Miami Operations. Miami gross margins are generally lower than gross margins from our In-country Operations because the Miami export market is more competitive due to the high concentration of other Miami-based IT distributors who compete for the export business of resellers and retailers located in Latin America or the Caribbean. In addition, these resellers and retailers generally have larger average order quantities than customers of our In-country Operations segment, and as a result, benefit from lower average prices. Revenue from our In-country Operations grew by an average of 18.4% annually between 2001 and 2011, as compared to growth in revenue from our Miami Operations of an average of 13.0% annually over the same period. Revenue from our In-country Operations accounted for 71.8% and 67.6% of consolidated revenue for the three months ended September 30, 2012 and 2011, respectively. Revenue from our In-country Operations accounted for 70.7% and 71.9% of consolidated revenue for the nine months ended September 30, 2012 and 2011, respectively. While the recent increase in sales related to mobile devices has resulted in a greater increase in revenue from our Miami Operations than our In-country Operations for the nine months ended September 30, 2012, we expect the expansion of our In-country Operations to grow at a faster rate than our Miami Operations over the long term.

•

Exposure to fluctuations in foreign currency. A significant portion of the revenues from our In-country Operations is invoiced in currencies other than the United States, or U.S., dollar and a significant amount of the operating expenses from our In-country Operations are denominated in currencies other than U.S. dollar. In markets where we invoice in local currency, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, appreciation of a local currency could have a marginal impact on our gross profit and gross margins in U.S. dollar terms. In markets where our books and records are prepared in currencies other than the U.S. dollar, the appreciation of the local currency will increase our operating expenses and decrease our operating margins in U.S. dollar terms. Our unaudited, condensed consolidated statements of operations and comprehensive income (loss) include foreign exchange gains of $1.4 million for the three months ended September 30, 2012, and foreign exchange losses of $5.3 million for the three months ended September 30, 2011. Our consolidated statements of operations include foreign exchange gains of $0.8 million for the nine months ended September 30, 2012, and foreign exchange losses of $3.7 million for the nine months ended September 30, 2011. We periodically engage in foreign currency forward contracts when available and when doing so is not cost prohibitive. In periods when we do not, foreign currency fluctuations may adversely affect our results of operations, including our gross margins and operating margins.

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

•

Increased levels of indebtedness. During December 2009, we completed a cash tender offer for $96.9 million aggregate principal amount of our prior 11 3/4% Senior Notes outstanding. We financed the tender offer with the net cash proceeds of $120.0 million aggregate principal amount of the Original 13 1/4% Second Priority Senior Notes, due December 15, 2014, or the Original 13 1/4% Senior Notes, that were sold in a private placement transaction and closed on December 22, 2009, with an interest rate of 13.25% per year, payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2010. We used the proceeds from the sale of the Original 13 1/4% Senior Notes to repay our borrowings under, and renew our senior secured revolving credit facility, repurchase, redeem or otherwise discharge our Prior 11 3/4% Senior Notes and the balance for general corporate purposes. For the three months ended September 30, 2012 and 2011, interest expense was $5.3 million and $5.1 million, respectively. For the nine months ended September 30, 2012 and 2011, interest expense was $16.2 million and $15.2 million, respectively.

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

As of September 30, 2012 and December 31, 2011, our U.S. and state of Florida NOLs resulted in $22.4 million and $20.7 million, respectively, of deferred tax assets, which will begin to expire in 2026. As of September 30, 2012 and December 31, 2011, Intcomex Argentina, S.R.L. had $7.5 million and $5.4 million, respectively, in NOLs resulting in $2.6 million and $1.9 million, respectively, of deferred tax assets, which began to expire in 2011. As of September 30, 2012 and December 31, 2011, Intcomex Mexico had $1.3 million in NOLs resulting in $0.4 million of deferred tax assets, which will expire in 2018.

We periodically analyze the available evidence related to the realization of the deferred tax assets, considered the current negative economic environment and determined it is now more likely than not that we will not recognize a portion of our deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies. As of September 30, 2012 and December 31, 2011, we had a valuation allowance of $12.5 million and $10.6 million, respectively, related to our U.S. and state of Florida NOLs and $3.0 million and $2.3 million, respectively, related to our foreign NOLs, as management does not believe it will realize the full benefit of these NOLs. Our future results of operations may be impacted by a prolonged weakness in the economic environment, which may result in further valuation allowances on our deferred tax assets and adversely affect our results of operations or financial condition.

•

Restructuring Charges. For the three and nine months ended September 30, 2012 we recorded $0 and $0.6 million, respectively, related to the restructuring actions that we implemented to significantly reduce our In-country Operations in Argentina. The restructuring included involuntary workforce reductions and employee benefits and other costs incurred in connection with vacating leased facilities. The charges were recorded in our unaudited, condensed consolidated statements of operations and comprehensive income (loss) as an increase to our operating expenses. For the three and nine months ended September 30, 2011, we did not incur any restructuring charges.

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

The comparability of our operating results for the three and nine months ended September 30, 2012, as compared to the same period of 2011, is impacted by the Brightpoint Transaction. In our discussion of the comparison of the three and nine months ended September 30, 2012, as compared to the same period of 2011 in our results of operations, the incremental contribution of the Brightpoint Transaction to our business is presented as if the acquisition was not separately identifiable, as the integration was made directly into our existing operations and was insignificant to our results of operations during the periods presented.

On June 29, 2012, in a separate transaction related to Brightpoint entering into a merger agreement with a global IT wholesale distributor, we entered into an agreement with Brightpoint to, among other things, eliminate the mutual non-competition covenants included in the purchase agreement dated March 16, 2011 underlying the Brightpoint Transaction and our shareholders’ agreement, and terminate the license agreement dated April 19, 2011, or the License Agreement, with immediate effect, provided that we retained the right to use the Brightpoint names and logos as set forth in the License Agreement in accordance with its terms for a period of 90 days from June 29, 2012. Additionally, Brightpoint agreed to pay $5.0 million to us, which we received in July 2012. As a result of this transaction, we recognized a gain of $4.3 million, which was recorded in other income in the unaudited, condensed consolidated statement of operations and comprehensive income (loss).

On June 29, 2012, we entered into a separate agreement with Brightpoint pursuant to which Brightpoint granted to us an option to purchase our 38,769 shares of common stock held by Brightpoint for $3.0 million, less any dividends paid on such shares to Brightpoint. The option became exercisable upon the closing of a change of control of Brightpoint on October 15, 2012, and is exercisable for five years from the date of that event. We are currently precluded from exercising the option pursuant to the terms of the indenture governing our 13 1/4% Senior Notes.

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

Comparison of the quarter ended September 30, 2012 versus the quarter ended September 30, 2011

The following table sets forth selected financial data and percentages of revenue for the periods presented:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Dollars (in thousands)	Percentage of Revenue	Dollars (in thousands)	Percentage of Revenue
Revenue	$330,317	100.0%	$337,917	100.0%
Cost of revenue	303,288	91.8%	306,780	90.8%

Gross profit	27,029	8.2%	31,137	9.2%
Selling, general and administrative	23,844	7.2%	21,811	6.4%
Depreciation and amortization	1,096	0.3%	1,204	0.4%

Total operating expenses	24,940	7.5%	23,015	6.8%

Operating income	2,089	0.6%	8,122	2.4%
Other expense, net	3,746	1.1%	10,262	3.0%

(Loss) income before provision (benefit) for income taxes	(1,657)	(0.5)%	(2,140)	(0.6)%
(Benefit) provision for income taxes	(12)	—	(424)	(0.1)%

Net loss	$(1,645)	(0.5)%	$(1,716)	(0.5)%

Revenue. Revenue decreased $7.6 million, or 2.2%, to $330.3 million for the three months ended September 30, 2012, from $337.9 million for the three months ended September 30, 2011. The decline in revenue was driven primarily by the decrease in sales of mobile devices of $13.7 million, memory products of $6.8 million, notebook computers of $6.5 million and central processing units, or CPUs, of $4.6 million, offset by the increase in sales of hard disk drives of $9.5 million, software of $7.1 million and printers of $5.1 million. We experienced a 12.2% decrease in unit shipments across our core product lines, which include mobile devices, for the three months ended September 30, 2012, as compared to the same period in 2011. During the three months ended September 30, 2012, we continued lapping over the effects of the Brightpoint Transaction (which was completed in April 2011) and our expansion into the mobile devices market. We experienced an 8.6% increase in average sales prices across the same core products for the three months ended September 30, 2012, as compared to the same period in 2011, due to the impact of pricing on basic “white-box” systems, printers and hard disk drives. Revenue derived from our In-country Operations increased $8.4 million, or 3.7%, to $237.0 million for the three months ended September 30, 2012, from $228.6 million for the three months ended September 30, 2011. Revenue derived from our In-country Operations accounted for 71.8% and 67.6% of our total revenue for the three months ended September 30, 2012 and 2011, respectively. The growth in revenue from our In-country Operations was mainly driven by the overall increase in sales in Peru, and, to a lesser extent, also driven by the increase in sales in Colombia, Chile, Mexico, Costa Rica and Panama. This growth was driven by the increased sales volume of software, mobile devices, notebook computers, hard disk drives, basic “white-box” systems and printers. Revenue derived from our Miami Operations decreased $16.0 million, or 14.7%, to $93.3 million for the three months ended September 30, 2012 (net of $71.3 million of revenue derived from sales to our In-country Operations) from $109.3 million for the three months ended September 30, 2011 (net of $88.2 million of revenue derived from sales to our In-country Operations). The decline in revenue from our Miami Operations reflected the decreased sales volume of mobile devices, memory products and CPUs, partially offset by the increased sales volume of hard disk drives and printers.

For the three months ended September 30, 2012, we realized a negative impact on sales of mobile devices due to the softening demand, increased competition and excess availability of certain models in the market. This resulted in reduced gross margins and increased obsolescence expense. Although we continue to experience the dilutive effect of mobile device sales on our gross margins, we continue to focus our efforts on broadening our product offerings to counteract these market conditions.

Gross profit. Gross profit decreased $4.1 million, or 13.2%, to $27.0 million for the three months ended September 30, 2012, from $31.1 million for the three months ended September 30, 2011. The decrease was primarily driven by lower sales volume in our Miami Operations and the additional inventory obsolescence provision of $1.2 million. Gross profit from our In-country Operations decreased $0.6 million, or 3.3%, to $18.8 million for the three months ended September 30, 2012, from $19.4 million for the three months ended September 30, 2011. The decline in gross profit from our In-country Operations was driven by changes in product mix and the increase in inventory obsolescence provision. Gross profit from our In-country Operations accounted for 69.6% of our consolidated gross profit for the three months ended September 30, 2012, as compared to 62.4% for the three months ended September 30, 2011. Gross profit from our Miami Operations decreased $3.5 million, or 29.7%, to $8.2 million for the three months ended September 30, 2012, as compared to $11.7 million for the three months ended September 30, 2011. The decline in gross profit from our Miami Operations was driven by the decrease in revenue and gross margin on the sales of mobile devices and the increase in inventory obsolescence provision. As a percentage of revenue, gross margin was 8.2% for the three months ended September 30, 2012, as compared to 9.2% for the three months ended September 30, 2011. The decrease in gross margin of 1.0% was primarily driven by the dilutive impact of mobile device sales and the loss of 40 basis points due to additional inventory obsolescence provision recognized during the three months ended September 30, 2012, as compared to the same period in 2011.

Operating expenses. Total operating expenses increased $1.9 million, or 8.4% to $24.9 million for the three months ended September 30, 2012, as compared to $23.0 million for the three months ended September 30, 2011. Excluding the effects of weakening foreign currencies, the increase in operating expenses resulted from higher salary and payroll-related expenses of $2.5 million, partially offset by lower marketing and advertising expenses of $0.4 million. The increase in operating expenses reflects our expansion of product offerings and the need to support the incremental business. As a percentage of revenue, operating expenses increased to 7.6% for the three months ended September 30, 2012, as compared to 6.8% for the three months ended September 30, 2011. As a percentage of total operating expenses, salary and payroll-related expenses increased to 56.4% of total operating expenses for the three months ended September 30, 2012, as compared to 51.0% for the three months ended September 30, 2011. Operating expenses from our In-country Operations increased $2.0 million, or 13.1% to $17.5 million for the three months ended September 30, 2012, as compared to $15.5 million for the three months ended September 30, 2011. Excluding the effects of weakening foreign currencies, the increase resulted from higher salary and payroll-related expenses of $1.8 million, bad debt expense of $0.3 million, facilities expenses of $0.2 million, partially offset by lower marketing and advertising expenses of $0.4 million. Operating expenses from our In-country Operations benefited from the effects of weakening foreign currencies of $0.3 million primarily in Chile, Mexico and Uruguay. Operating expenses from our Miami Operations decreased $0.1 million, or 1.4%, to $7.4 million for the three months ended September 30, 2012, as compared to $7.5 million for the three months ended September 30, 2011, due to the lower bad debt expense of $0.2 million and the lower facilities-related expenses of $0.2 million, partially offset by higher salary and payroll-related expenses.

Operating income. Operating income decreased $6.0 million to $2.1 million for the three months ended September 30, 2012, from $8.1 million for the three months ended September 30, 2011, due to the higher operating expenses in our In-country Operations and the lower sales and margins on the sale of mobile devices in our Miami Operations. Operating income from our In-country Operations decreased $2.6 million, or 67.5% to $1.3 million for the three months ended September 30, 2012, from $3.9 million for the three months ended September 30, 2011. Operating income from our Miami Operations decreased $3.4 million to $0.8 million for the three months ended September 30, 2012, from $4.2 million for the three months ended September 30, 2011.

Other expense, net. Other expense, net decreased $6.5 million, or 63.5%, to $3.7 million for the three months ended September 30, 2012, from $10.2 million for the three months ended September 30, 2011. The decrease in other expense, net was primarily attributable to foreign exchange gains of $1.4 million, primarily in Chile, during the three months ended September 30, 2012, as compared to the foreign exchange losses of $5.3 million, primarily in Chile and Colombia, during the same period in 2011.

Benefit for income taxes. Benefit for income taxes decreased $0.4 million, to $12 thousand for the three months ended September 30, 2012, from $0.4 million for the three months ended September 30, 2011. The decrease was due to the higher taxable earnings in our In-country Operations, partially offset by the additional tax benefit from our Miami Operations.

Net loss. Net loss was $1.6 million for the three months ended September 30, 2012, as compared to $1.7 million for the three months ended September 30, 2011.

Comparison of the nine months ended September 30, 2012 versus the nine months ended September 30, 2011

The following table sets forth selected financial data and percentages of revenue for the periods presented:

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Dollars (in thousands)	Percentage of Revenue	Dollars (in thousands)	Percentage of Revenue
Revenue	$1,068,152	100.0%	$884,058	100.0%
Cost of revenue	977,402	91.5%	798,160	90.3%

Gross profit	90,750	8.5%	85,898	9.7%
Selling, general and administrative	71,124	6.7%	63,196	7.1%
Depreciation and amortization	3,457	0.3%	3,485	0.4%

Total operating expenses	74,581	7.0%	66,681	7.5%

Operating income	16,169	1.5%	19,217	2.2%
Other expense, net	11,050	1.0%	18,507	2.1%

Income before provision for income taxes	5,119	0.5%	710	0.1%
Provision for income taxes	1,323	0.1%	1,662	0.2%

Net income (loss)	$3,796	0.4%	$(952)	(0.1)%

Revenue. Revenue increased $184.1 million, or 20.8%, to $1,068.2 million for the nine months ended September 30, 2012, from $884.1 million for the nine months ended September 30, 2011. Our revenue growth was driven by the increased demand for our products throughout Latin America and the Caribbean combined with our efforts to grow and diversify our product offerings. Revenue growth was driven primarily by the increase in sales of mobile devices of $79.9 million, notebook computers of $23.3 million, software of $22.8 million, basic “white-box” systems of $18.7 million, hard disk drives of $15.3 million and printers of $10.8 million, offset by the decrease in sales of memory products. We experienced a 7.4% increase in unit shipments across our core product lines, which include mobile devices, for the nine months ended September 30, 2012, as compared to the same period in 2011. During the nine months ended September 30, 2012, we began lapping over the effects of the Brightpoint Transaction and our expansion into the mobile devices market. We experienced a 13.5% increase in average sales prices across the same core products for the nine months ended September 30, 2012, as compared to the same period in 2011, due to the impact of pricing on hard disk drives. Revenue derived from our In-country Operations increased $119.8 million, or 18.9%, to $755.1 million for the nine months ended September 30, 2012, from $635.3 million for the nine months ended September 30, 2011. Revenue derived from our In-country Operations accounted for 70.7% of our total revenue for the nine months ended September 30, 2012, as compared to 71.9% of our total revenue for the nine months ended September 30, 2011. The growth in revenue from our In-country Operations was mainly driven by the overall increase in sales in Peru, Chile, Colombia, Panama and Mexico, and, to a lesser extent, also driven by the increase in sales in El Salvador, Costa Rica and Ecuador. This growth was driven by the increased sales volume of mobile devices, notebook computers, software, basic “white-box” systems, printers and hard disk drives. Revenue derived from our Miami Operations increased $64.3 million, or 25.9% to $313.0 million for the nine months ended September 30, 2012 (net of $236.8 million of revenue derived from sales to our In-country Operations) from $248.7 million for the nine months ended September 30, 2011 (net of $244.0 million of revenue derived from sales to our In-country Operations). The growth in revenue derived from our Miami Operations reflected the increased sales volume of mobile devices, and, to a lesser extent, hard disk drives, printers, software and basic “white-box” systems, partially offset by the decreased sale of memory products.

For the nine months ended September 30, 2012, we realized a negative impact on sales of mobile devices due to the softening demand, increased competition and excess availability of certain models in the market. This resulted in reduced gross margins and increased obsolescence expense. Although we continue to experience the dilutive effect of mobile device sales on our gross margins, we continue to focus our efforts on broadening our product offerings to counteract these market conditions.

Gross profit. Gross profit increased $4.9 million, or 5.6%, to $90.8 million for the nine months ended September 30, 2012, from $85.9 million for the nine months ended September 30, 2011. The increase was primarily driven by higher sales volume in our In-country Operations, partially offset by the increase in inventory obsolescence provision of $4.1 million. Gross profit from our In-country Operations increased $7.6 million, or 13.9%, to $62.2 million for the nine months ended September 30, 2012, from $54.6 million for the nine months ended September 30, 2011. The improvement in gross profit from our In-country Operations was driven by the increase in sales volume partially offset by the incremental inventory obsolescence provision. Gross profit from our In-country Operations accounted for 68.5% of our consolidated gross profit for the nine months ended September 30, 2012, as compared to 63.5% for the nine months ended September 30, 2011. Gross profit from our Miami Operations decreased $2.7 million, or 8.7%, to $28.6 million for the nine months ended September 30, 2012, as compared to $31.3 million for the nine months ended September 30, 2011. The decline in gross profit from our Miami Operations was driven by the decreased sales volume of memory products and the incremental inventory obsolescence provision, offset by the increased sales of mobile devices, hard disk drives, printers and software. As a percentage of revenue, gross margin was 8.5% for the nine months ended September 30, 2012, as compared to 9.7% for the nine months ended September 30, 2011. The decrease in gross margin of 1.2% was primarily driven by the dilutive impact of mobile device sales and the loss of 40 basis points due to additional inventory obsolescence provision recognized during the nine months ended September 30, 2012, as compared to the same period in 2011.

Operating expenses. Total operating expenses increased $7.9 million, or 11.8% to $74.6 million for the nine months ended September 30, 2012, as compared to $66.7 million for the nine months ended September 30, 2011. Excluding the effects of weakening foreign currencies, the increase in operating expenses resulted from higher salary and payroll-related expenses of $7.0 million, travel and transportation expenses of $0.7 million, facilities-related expenses of $0.6 million, partially offset by lower marketing and advertising expenses of $0.2 million and professional fees of $0.1 million. The increase in operating expenses reflects our expansion of product offerings and the need to support the incremental business. As a percentage of revenue, operating expenses decreased to 7.0% for the nine months ended September 30, 2012, as compared to 7.5% for the nine months ended September 30, 2011, due to our improved leverage resulting from the increase in revenues. As a percentage of total operating expenses, salary and payroll-related expenses increased to 57.2% of total operating expenses for the nine months ended September 30, 2012, as compared to 54.4% for the nine months ended September 30, 2011. Operating expenses from our In-country Operations increased $8.0 million, or 18.6% to $51.2 million for the nine months ended September 30, 2012, as compared to $43.2 million for the nine months ended September 30, 2011. Excluding the effects of weakening foreign currencies, the increase resulted from higher salary and payroll-related expenses of $4.5 million, of which $0.6 million related to severance costs related to our operations in Argentina, higher facilities-related expenses of $0.9 million and travel and transportation expenses of $0.5 million. Operating expenses from our In-country Operations benefited from the effects of weakening foreign currencies of $0.8 million primarily in Chile, Mexico and Uruguay. Operating expenses from our Miami Operations decreased $0.1 million, or 0.5% to $23.4 million for the nine months ended September 30, 2012, as compared to $23.5 million for the nine months ended September 30, 2011.

Operating income. Operating income decreased $3.0 million, or 15.9% to $16.2 million for the nine months ended September 30, 2012, from $19.2 million for the nine months ended September 30, 2011, due to the higher operating expenses in our In-country Operations and the lower sales and margins on the sale of mobile devices in our Miami Operations. Operating income from our In-country Operations decreased $0.5 million, or 3.7%, to $11.0 million for the nine months ended September 30, 2012, from $11.4 million for the nine months ended September 30, 2011. Operating income from our Miami Operations decreased $2.6 million, or 33.4%, to $5.2 million for the nine months ended September 30, 2012, from $7.9 million for the nine months ended September 30, 2011.

Other expense, net. Other expense, net decreased $7.5 million, or 40.3%, to $11.0 million for the nine months ended September 30, 2012, from $18.5 million for the nine months ended September 30, 2011. The decrease in other expense, net was primarily attributable to the $4.3 million gain recognized related to the termination of the mutual non-compete agreement with Brightpoint, and the foreign exchange gains of $0.8 million, primarily in Chile, during the nine months ended September 30, 2012, as compared to the foreign exchange losses of $3.7 million, primarily in Chile and Colombia, during the same period in 2011.

Provision for income taxes. Provision for income taxes decreased $0.4 million, or 20.4%, to $1.3 million for the nine months ended September 30, 2012, from $1.7 million for the nine months ended September 30, 2011. The decrease was due to the higher taxable earnings in our In-country Operations, offset by the additional tax benefit from our Miami Operations.

Net income (loss). Net income was $3.8 million for the nine months ended September 30, 2012, primarily attributable to the $4.3 million gain recognized related to the termination of the mutual non-compete agreement with Brightpoint, as compared to net loss of $1.0 million for the nine months ended September 30, 2011.

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

Our cash and cash equivalents were $24.8 million as of September 30, 2012, as compared to $25.7 million as of December 31, 2011. Our working capital increased to $127.5 million as of September 30, 2012, as compared to $121.3 million as of December 31, 2011, primarily as a result of the decrease in accounts payable of $14.3 million and the increase in prepaid expenses, notes receivable and other of $6.4 million, offset by the increase in lines of credit borrowing of $13.8 million. We believe our existing cash and cash equivalents, as well as any cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Changes in Financial Condition

The following table summarizes our cash flows for the periods presented:

	For the Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Cash flows used in operating activities	$(16,422)	$(14,119)
Cash flows provided by (used in) investing activities	2,991	(2,389)
Cash flows provided by financing activities	12,552	17,374
Effect of foreign currency exchange rate changes on cash and cash equivalents	(67)	(499)

Net (decrease) increase in cash and cash equivalents	$(946)	$367

Cash flows from operating activities. Our cash flows from operating activities resulted in a requirement of $16.4 million for the nine months ended September 30, 2012, as compared to $14.1 million during the nine months ended September 30, 2011. The change was primarily driven by the decrease in accounts payable.

Cash flows from investing activities. Our cash flows from investing activities resulted in a generation of $3.0 million for the nine months ended September 30, 2012, as compared to a requirement of $2.4 million during the nine months ended September 30, 2011. The change was primarily driven by the $5.0 million proceeds from the termination of the mutual non-compete agreement with Brightpoint.

Cash flows from financing activities. Our cash flows from financing activities resulted in a generation of $12.6 million for the nine months ended September 30, 2012, as compared to $17.4 million for the nine months ended September 30, 2011. The change was primarily the result of the absence of the $15.0 million proceeds received from the issuance of common stock in connection with the Brightpoint Transaction in 2011, offset by the higher net borrowings under our lines of credit by our Miami Operations during the nine months ended September 30, 2012.

Working Capital Management

The successful management of our working capital needs is a key driver of our growth and cash flow generation. The following table sets forth certain information about the largest components of our working capital: our trade accounts receivable, inventories and accounts payable:

	As of September 30, 2012	As of December 31, 2011
	(Dollars in thousands)
Balance sheet data:
Trade accounts receivable, net of allowance	$136,546	$137,921
Inventories	168,562	169,138
Accounts payable	194,137	208,409

Other data:
Trade accounts receivable days (1)	35.0	36.5
Inventory days (2)	47.3	49.5
Accounts payable days (3)	(54.4)	(61.0)

Cash conversion cycle (4)	27.9	25.0

(1)	Trade accounts receivable days is defined as our consolidated trade accounts receivable (net of allowance for doubtful accounts) as of the last day of the period divided by our consolidated revenue for such period times 274 days for the nine months ended September 30, 2012 and for the nine months ended December 31, 2011. Our consolidated trade accounts receivable for our In-country Operations include value added tax at a rate of between 5% and 27% (depending on the country). The exclusion of such value added tax would result in lower trade accounts receivable days.
(2)	Inventory days is defined as our consolidated inventory as of the last day of the period divided by our consolidated cost of goods sold for such period times 274 days for the nine months ended September 30, 2012 and for the nine months ended December 31, 2011.
(3)	Accounts payable days is defined as our consolidated accounts payable as of the last day of the period divided by our consolidated cost of goods sold for such period times 274 days for the nine months ended September 30, 2012 and for the nine months ended December 31, 2011.
(4)	Cash conversion cycle is defined as our trade accounts receivable days plus inventory days less accounts payable days.

Cash conversion cycle days. One measurement we use to monitor working capital is the cash conversion cycle, which measures the number of days to convert trade accounts receivable and inventory, net of accounts payable, into cash. Our cash conversion cycle increased to 27.9 days as of September 30, 2012, from 25.0 days as of December 31, 2011. Trade accounts receivable days decreased to 35.0 days as of September 30, 2012, from 36.5 days as of December 31, 2011. Inventory days decreased to 47.3 days as of September 30, 2012, from 49.5 days as of December 31, 2011. Accounts payable days decreased to 54.4 days as of September 30, 2012, as compared to 61.0 days as of December 31, 2011, due to the decrease in inventory related payables.

Trade accounts receivable. We principally sell products to a large base of third-party distributors, resellers and retailers throughout Latin America and the Caribbean and to other Miami-based exporters of IT products to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No one customer accounted for more than 2.0% of sales for the nine months ended September 30, 2012 and 2011. We provide trade credit to our customers in the normal course of business. The collection of a substantial portion of our receivables is susceptible to changes in Latin America and Caribbean economies and political climates. We monitor our exposure for credit losses and maintain allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting our industry. The financial condition of our customers and the related allowance for doubtful accounts is continually reviewed by management.

Prior to extending credit to a customer, we analyze the customer’s financial history and obtain personal guarantees, where appropriate. Our Miami Operations and In-country Operations in Chile use credit insurance and make provisions for estimated credit losses. Our other In-country Operations make provisions for estimated credit losses but generally do not use credit insurance. Our Miami Operations has a credit insurance policy covering trade sales to non-affiliated buyers. The policy’s aggregate limit is $35.0 million with an aggregate deductible of $1.0 million; the policy expires on August 31, 2012. In addition, 10% or 20% buyer coinsurance provisions and sub-limits in coverage on a per-buyer and per-country basis apply. The policy also covers certain large, local companies in Argentina, Costa Rica, El Salvador, Guatemala, Jamaica and Peru. Our In-country Operations in Chile insures certain customer accounts with a credit insurance company in Chile; the policy expires on October 31, 2012.

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

Capital Expenditures and Investments

Capital expenditures remained steady at $2.4 million for the nine months ended September 30, 2012, as compared to $2.4 million for the nine months ended September 30, 2011.

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

As of September 30, 2012 and December 31, 2011, the total amounts available under our lines of credit, overdraft and credit facilities were $37.4 million and $39.1 million, respectively, of which $16.9 million and $15.5 million, respectively related to our Miami Operations and $20.5 million and $23.6 million, respectively related to our In-country Operations.

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

As of September 30, 2012, SBA’s outstanding draws against the PNC Credit Facility were $33.1 million, net of $3.8 million of excess cash in bank, and the remaining amount available was $16.9 million. As of September 30, 2012, SBA did not have any outstanding undrawn stand-by letters of credit. As of September 30, 2012, we and SBA were in compliance with all of the covenants and restrictions under the PNC Credit Facility.

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

The 13 1/4% Senior Notes contain a single restrictive covenant. We must maintain a consolidated leverage ratio not to exceed 4.75 to 1.00. Our failure to comply with the restrictive covenant could result in an event of default, which, if not cured or waived, could result in either of us having to repay our respective borrowings before their respective due dates. If we are forced to refinance these borrowings on less favorable terms, our results of operations or financial condition could be harmed. In addition, if we are in default under any of our existing or future debt facilities, we also will not be able to borrow additional amounts under those facilities to the extent they would otherwise be available. As of September 30, 2012 and December 31, 2011, we had a consolidated total leverage ratio of 2.8 to 1.00 and 2.9 to 1.00, respectively.

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

On September 5, 2012, we purchased $1,000 face value of our 13 1/4% Senior Notes in an arm’s length transaction, at 102.25 of face value plus accrued interest. We recognized a loss on the redemption of the 13 1/4% Senior Notes of $23 for the three and nine months ended September 30, 2012, which is included in other expense, net in our unaudited, condensed consolidated statements of operations and comprehensive income (loss).

As of September 30, 2012 and December 31, 2011, the principal amount of the remaining outstanding 13 1/4% Senior Notes was $114.0 and $115.0, respectively, and the carrying value was $110.8 million and $110.9 million, respectively. As of September 30, 2012 and December 31, 2011, we were in compliance with all of the covenants and restrictions under the 13 1/4% Senior Notes.

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

Restricted Stock Grant Agreement

On April 1, 2011, we adopted a basic employee membership restricted stock grant agreement compensation plan for eligible employees to receive compensation in the form of restricted shares of Common Stock, or the Employee Restricted Stock Plan. On July 1, 2012, 1,444 restricted shares of Common Stock were issued to employees under the Employee Restricted Stock Plan. As of September 30, 2012 and December 31, 2011, 1,444 and 0 restricted shares of Common Stock, respectively, were issued under the Employee Restricted Stock Plan.

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

Additionally, the acquisition of the Brightpoint Latin America Operations provided for a working capital adjustment to be settled in cash. In September 2011, together with Brightpoint, we finalized the working capital adjustment resulting in an additional payable by Brightpoint to us of $0.9 million, which we received in October 2011. As a result of the transaction, Brightpoint Latin America owned an approximate 23% equity ownership interest in our company and had one representative on our Board of Directors.

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

On June 29, 2012, in a separate transaction related to Brightpoint entering into a merger agreement with a global IT wholesale distributor, we entered into an agreement with Brightpoint to, among other things, eliminate the mutual non-competition covenants included in the purchase agreement dated March 16, 2011 underlying the Brightpoint Transaction and our shareholders’ agreement, and terminate the license agreement dated April 19, 2011 with immediate effect, provided that we retained the right to use the Brightpoint names and logos as set forth in the License Agreement in accordance with its terms for a period of 90 days from June 29, 2012. Additionally, Brightpoint agreed to pay $5.0 million to us, which we received in July 2012. As a result of this transaction, we recognized a gain of approximately $4.3 million.

On June 29, 2012, we entered into a separate agreement with Brightpoint pursuant to which Brightpoint granted to us an option to purchase our 38,769 shares of common stock held by Brightpoint for $3.0 million, less any dividends paid on such shares to Brightpoint. The option became exercisable upon the closing of a change of control of Brightpoint on October 15, 2012, and is exercisable for five years from the date of that event. We are currently precluded from exercising the option pursuant to the terms of the indenture governing our 13 1/4% Senior Notes.

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

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act for the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded as of September 30, 2012, that these controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings.

As of September 30, 2012, we had no material legal proceedings pending. From time to time, we are the subject of legal proceedings arising in the ordinary course of business. We do not believe that the outcome of any legal proceedings currently pending or threatened will have a material adverse affect on our business, future consolidated results of operations and financial condition.

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

Signature	Title	Date

/S/ Anthony Shalom		November 14, 2012
Anthony Shalom	Chairman of the Board of Directors

/S/ Michael F. Shalom
Michael F. Shalom	President and Chief Executive Officer	November 14, 2012

/S/ Jose I. Ortega
Jose I. Ortega	Interim Chief Financial Officer	November 14, 2012

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase