Form 10-K
period 2012-12-31
Intcomex, Inc.
filed 2013-03-25
CIK 1359425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-134090

Intcomex, Inc.

(Exact name of registrant as specified in its charter)

Delaware	65-0893400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3505 NW 107th Avenue, Suite A, Miami, FL 33178

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant had 167,819 shares of Common Stock, voting, par value $0.01 per share outstanding at March 22, 2013. There is no public trading market for the stock.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

Item 1. Business.

Company

We believe Intcomex, Inc. and its subsidiaries, or Intcomex (or the Company, we, us, or our), is the largest pure play value-added international distributor of information technology, or IT, products focused solely on serving Latin America and the Caribbean, or the Regions. We believe the continued convergence of IT, consumer electronics and mobile ‘smart’ device technology extends our products offerings beyond traditional computer based IT products into other, complimentary, IT products that address consumer demand for mobile computing devices, such as smart phones and tablets, throughout the Regions. We distribute computer equipment, components, peripherals, software, computer systems, accessories, networking products, digital consumer electronics and mobile devices to more than 50,000 customers in 39 countries. We offer single source purchasing to our customers by providing an in-stock selection of more than 12,000 products from over 130 vendors, including many of the world’s leading IT product manufacturers. We serve the Latin American and Caribbean IT products markets using a dual distribution model as a wholesale aggregator and an in-country distributor:

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

•

As an in-country distributor in 11 countries, we sell to over 50,000 local reseller and retailer customers, including value-added resellers (companies that sell, install and support IT products and personal computers, or PCs), systems builders (companies that specialize in building complete computer systems by combining components from different vendors), smaller distributors and retailers.

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

In 2004, CVC International, or CVCI, a unit of Citigroup Inc., engaged in private equity investments in emerging markets, acquired 52.5% of our voting equity interests. As part of that transaction, we redeemed all of the equity interests in our company held by our former non-management shareholders and some of the equity interests in our company held by our management shareholders. We incorporated in the state of Delaware in August 2004. After giving effect to the acquisition and redemptions, Anthony Shalom and Michael Shalom became our second and third largest shareholders after CVCI, with holdings of 23.0% and 9.0%, respectively, of our voting common stock. Our other shareholders, also members of our management, entered into a shareholders’ agreement providing for, among other things, certain governance arrangements among our shareholders.

In December 2009, certain of our company’s existing shareholders and their affiliates contributed $20.0 million of new capital in exchange for newly-issued shares of our Class B common stock, non-voting. Following the capital contribution, CVCI maintained 52.5% of our voting equity interests and held 47.6% of our non-voting common stock. Anthony Shalom and Michael Shalom remained our second and third largest shareholders after CVCI, with holdings of 23.0% and 9.0%, respectively, of our voting equity interests and each held 6.1% of our non-voting common stock.

In April 2011, we filed an amendment to our certificate of incorporation, which increased the number of authorized shares of Common Stock to 200,000 shares, eliminated the original non-voting Class B Common Stock and converted all outstanding shares of the original non-voting Class B Common Stock to shares of voting Common Stock.

Also in April 2011, we and two of our subsidiaries, Intcomex Colombia LTDA, or Intcomex Colombia, and Intcomex de Guatemala, S.A., or Intcomex Guatemala, completed an investment agreement, the Brightpoint Transaction, with two subsidiaries of Brightpoint, Inc., Brightpoint Latin America and Brightpoint International Ltd., collectively Brightpoint, a global leader in providing supply chain solutions to the wireless industry. Pursuant to such agreement, we issued an aggregate 38,769 shares of our Common Stock to Brightpoint Latin America. Effectively, the Brightpoint Transaction was comprised of two transactions: (1) the sale of 25,846 shares of Common Stock for $15.0 million in cash; and (2) the acquisition of certain assets and liabilities of certain Brightpoint Latin America operations and the equity associated with Brightpoint’s operations in Colombia and Guatemala, collectively the Brightpoint Latin America Operations, in exchange for 12,923 shares of Common Stock valued at $7.5 million plus $0.2 million cash, net, at closing. Following the sale and acquisition transactions, CVCI held 39.7% and Brightpoint held 23.2% of our voting equity ownership interests and had one representative on our Board of Directors. Anthony Shalom and Michael Shalom, our third and fourth largest shareholders after CVC International and Brightpoint, held 14.8% and 6.4%, respectively, of our voting equity ownership interests.

In early 2012, we implemented a plan to cease operations by the end of fiscal 2012 of our subsidiary in Argentina, Intcomex Argentina S.R.L., or Intcomex Argentina. On January 15, 2013, we completed the sale of Intcomex Argentina.

On June 29, 2012, we entered into an agreement with Brightpoint, or the Release Agreement, to, among other things, (i) eliminate the mutual non-competition covenants included in (a) the purchase agreement dated March 16, 2011 (as amended) underlying the Brightpoint Transaction, or the Purchase Agreement, and (b) the Fifth Amended and Restated Shareholders Agreement dated as of April 19, 2011, or the Fifth Amended and Restated Shareholders Agreement, and (ii) terminate the license agreement dated April 19, 2011, or the License Agreement, with immediate effect, provided that we retained the right to use the Brightpoint names and logos as set forth in the License Agreement in accordance with its terms for a period of 90 days from June 29, 2012. The Release Agreement was entered into in relation to Brightpoint entering into a merger agreement with a global IT wholesale distributor. Additionally, Brightpoint agreed to pay $5.0 million to us, which we received in July 2012. As a result of this transaction, we recognized a gain of $4.3 million related to the termination of the mutual non-compete agreement with Brightpoint, which was recorded in other income in our consolidated statement of operations and comprehensive income (loss). In connection with the Release Agreement, Brightpoint permanently and irrevocably waived all of its voting and information rights under the Shareholders Agreement.

Also on June 29, 2012, we entered into a separate transaction with Brightpoint pursuant to which Brightpoint granted to us an option to purchase our 38,769 shares of common stock held by Brightpoint for $3.0 million, less any dividends further paid on such shares to Brightpoint. The option became exercisable upon the closing of a change of control of Brightpoint on October 15, 2012, and is exercisable for five years from the date of that event. We are currently precluded from exercising the option pursuant to the terms of the indenture governing our 13 1/4% Senior Notes.

As of March 22, 2013, CVCI and Brightpoint hold 39.6% and 23.1%, respectively, of our voting equity interests; Anthony Shalom and Michael Shalom hold 14.8% and 6.4%, respectively, of our voting equity interests.

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

•

In-country distributors, like our In-country Operations, typically purchase IT products from wholesale aggregators and sell them to local resellers and retailers. The in-country distributors typically have a limited geographic focus (generally limited to one country or cities within one country), a local sales force in direct contact with their customers and local warehousing. The in-country distributors’ limited size, capital and geographic reach often prevent them from establishing and maintaining direct relationships with leading IT vendors, which are located predominantly in the U.S. and Asia and which focus their relationships on IT distributors with broad geographic coverage or large order sizes. In most markets most in-country distributors lack sufficient size to benefit from significant economies of scale and are not sufficiently capitalized to offer their customers a full range of products and services. We have in-country sales and distribution operations in 11 countries in Latin America and the Caribbean.

•

Resellers typically acquire IT products from the in-country distributors and resell them to the end-user (typically individuals, small and medium businesses or governments). Resellers vary greatly in size and type, from one-person operations to large retailers.

Latin America and the Caribbean are comprised of more than 45 countries, many unique with respect to their logistical infrastructure, regulatory and legal framework, trade barriers, taxation, currency and language. This fragmentation presents challenges to IT product manufacturers seeking to establish a regional distribution, sales, logistics and service network, because such a network would have to be created separately for each country, with limited economies of scale due to the small size of most markets and barriers to entry associated with cross-border complexities. The distribution model for IT products in Latin America and the Caribbean is markedly different from that of more advanced markets where direct sales by IT vendors are common. In Latin America and the Caribbean, IT vendors rely extensively on wholesale distribution rather than direct sales. We believe that our dual distribution model, as well as our extensive geographic presence in the Regions, is not only unique but also valuable to our vendors and customers and difficult to replicate.

According to International Data Corporation, or IDC, a market intelligence and advisory firm in the IT and telecommunications industries, IT distributors (including local dealers, resellers, retailers and assemblers) comprised about 74% of total PC volume shipped in Latin America and the Caribbean, while the remaining 26% were sold directly to end-users through the internet and original equipment manufacturer, or OEM, direct sales forces for 2012. Despite the well publicized growth in smartphones and tablets, PCs continue to remain the single-most representative category in the Latin American hardware space, representing 36% of all hardware spending and 24% of all IT spending in Latin America in 2012.

Operations

Our Regional Presence

We operate a sales and distribution center in the U.S. and 25 sales and distribution centers in Latin America and the Caribbean. We believe we have the broadest geographical scope of any IT distributor in Latin America and the Caribbean, with in-country operations in 11 countries—Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Jamaica, Mexico, Panama, Peru and Uruguay, or collectively, our In-country Operations.

Revenue derived from sales to customers located in Latin America and the Caribbean accounted for almost all of our consolidated revenue for the years ended December 31, 2012, 2011 and 2010. The following chart shows our revenue for the year ended December 31, 2012, by our customers’ country of origin.

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

As of December 31, 2012, 2011 and 2010, our Miami Operations total assets were $182.5 million, $185.9 million and $125.7 million, respectively. For detailed information of our revenue and operating income (loss) from our Miami Operations, see our segment information in Part II—Item 8. Financial Statements and Supplemental Data, “Note 15. Segment Information” in the Notes to Consolidated Financial Statements of this Annual Report.

Our In-country Operations

Each of our in-country sales and distribution operations has a local sales force and substantial inventory. Our In-country Operations sells to more than 50,000 customers in 11 countries.

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

As of December 31, 2012, 2011 and 2010, our In-country Operations total assets were $279.7 million, $259.1 million and $220.4 million, respectively. For detailed information of our revenue and operating income (loss) from In-country Operations, see our segment information in Part II—Item 8. Financial Statements and Supplemental Data, “Note 15. Segment Information” in the Notes to Consolidated Financial Statements of this Annual Report.

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

	Year Ended December 31,
Category	2012	2011	2010
Computer systems	27.2%	28.4%	31.7%
Components	21.5%	25.8%	32.5%
Peripherals	14.2%	14.0%	15.6%
Mobile devices	13.9%	12.7%	—
Accessories	10.4%	9.1%	9.7%
Software	7.7%	6.1%	6.1%
Networking	2.3%	2.5%	3.0%
Other products	2.8%	1.4%	1.4%

Total	100.0%	100.0%	100.0%

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

We focus primarily on distribution of components, computer systems, peripherals and accessories categories, as these product categories tend to have higher margins than the other product categories. We believe our focus on these product categories and our attention to the vendor price protection policies described below under “—Vendors,” help us reduce the risks associated with inventory obsolescence. While our inventory obsolescence rates for the year ended December 31, 2012, was unusually high for us at 0.33% of revenue, our inventory obsolescence rates for the years ended December 31, 2011 and 2010, have historically been low by industry standards at 0.14% and 0.18%, respectively, of revenue. One of our strategies is to maintain our core mix of product categories, in particular, to maintain high levels of sales in the components, systems, peripherals and mobile devices categories as more people in Latin America and the Caribbean become increasingly computer and technology users.

While the percentage of products in our components and computer systems product categories has declined from prior year’s levels, the percentage of products in our mobile products category has increased, as we have experienced an increase in market demand for mobile products. Excluding sales of mobile devices, sales in our computer systems product category was 31.6% and 32.5%, respectively, of our consolidated revenue for the years ended December 31, 2012 and 2011. We believe this reflects the continued customer demand for portable computing devices such as notebook computers and netbooks designed specifically for web browsing, multimedia access and gaming devices, smart phones and tablets, each of which serves as a portable solution for accessing the web’s multimedia alternatives. In addition, as the mobile devices category continues to evolve, a further dilutive effect on the other product categories will continue for the next several years.

Due to the continued convergence of IT products and mobile devices, we launched our initial foray into the mobile devices market in the latter half of 2010. In April 2011, we entered into a strategic transaction with Brightpoint aimed at facilitating our further expansion into the wireless mobile devices distribution market. Additionally, we have and expect to continue to enter into contracts with certain mobile devices manufacturers for the distribution of their products throughout Latin America and the Caribbean to increase revenues related to these products and services.

In addition to growth in the mobile devices product category, among our other growth strategies is the expansion of our offerings in the following product categories or subcategories: enterprise-class networking products (including networking products, servers, storage and software), enterprise IP telephony products (including IP, PBX systems and IP telephones), gaming and “infotainment” products (including video game systems), digital consumer electronics (including digital cameras and plasma displays) and products sold under our proprietary brands (comprised of FORZA Power Technologies, KLIP Xtreme, NEXXT Solutions and Nuqleo). We plan to expand into these product categories or subcategories gradually as demand for these products grows among our customers and end user markets, our existing vendors begin to offer these products and as we initiate relationships with new vendors offering these products. Such product and category additions allow us to sell more products to our existing customer base and to add new customer segments to our business. We constantly update our list of products to satisfy the rapidly evolving IT products requirements of our customers.

Vendors

We have established long-term direct relationships with many of the major global manufacturers of branded computer and mobile device products, including Acer, AMD, APC, Blackberry (formerly Research in Motion, or RIM), Brother, Canon, Cisco, Dell, Epson, Hewlett Packard, HSI, Intel, Kingston, Lenovo, Linksys, Logitech, LG, Microsoft, Motorola, MSI, Nokia, Samsung, SanDisk, Seagate, Sony, Toshiba, Viewsonic Western Digital and Xerox, as well as a number of generic component vendors from the U.S. and Asia. For the years ended December 31, 2012, 2011 and 2010, our top 10 vendors manufactured products that accounted for 68.0%, 65.1% and 65.7%, respectively, of our total revenue and the products of our top vendor accounted for 22.4%, 19.4% and 18.6%, respectively, of our total revenue. We continue to believe in the strategic importance of diversifying our revenues among multiple vendors.

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

Although we do not offer our own rebates or price protection to our customers, we provide some of the benefits of vendor-sponsored rebates. When we sell a product, we issue to our customer a product warranty with the same terms as the vendor’s product warranty issued to us. We track the unique serial numbers of all products passing through each of our distribution facilities which enables us to determine whether specific products under product warranty presented by our customers of our In-country Operations for service or repair benefit from the product warranty issued by us. This tracking system allows us to limit the quantity of unauthorized returns of merchandise and provide fast, high quality return-to-manufacturer authorization, or RMA, service across Latin America and the Caribbean. We incurred expenses in administering the warranties issued to our customers of $2.0 million, $1.8 million and $1.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Customers, Sales and Marketing

Customers

We currently sell to over 50,000 distributors, resellers and retailers in 39 countries. Although the end users of our products are mostly individuals and small and medium-sized businesses, we supply these end users through a well-established network of in-country distributors, value-added resellers, system builders and retailers, as well as through U.S.-based exporters selling into the Regions. We have always emphasized customer care and long-term customer development. We seek to build customer loyalty not only by having wide product selection and quick delivery times, but also by offering customs and duties payment management, marketing assistance, product training, new product exposure, technical support and local warranty service and by providing trade credit (when the customer is approved under our credit policies). We believe that the extension of payment terms to creditworthy customers is one of our key competitive advantages. Many of our local competitors do not have the financial resources to do so and, as a result, offer products only on a cash-and-carry basis.

For the years ended December 31, 2012, 2011 and 2010, no single customer accounted for more than 1.6%, 2.5% and 1.4%, respectively, of our consolidated revenue and the top 10 customers by sales volume accounted for approximately 10.7%, 10.9% and 8.9%, respectively, of our consolidated revenue. Our strategy is to not rely on any single customer for a large percentage of sales, but to diversify our revenues and maximize sales from a large quantity of individual customers.

Sales

As of December 31, 2012, we maintained a sales force of 517 people in our In-country Operations and 37 employees in our Miami Operations dedicated to serving our third-party customers. Each in-country sales force is managed by a general manager and, in some cases, a sales manager, depending on the size of the operation. The general managers and sales managers are responsible for developing and maintaining relationships with new and existing customers. Our Chief Executive Officer also spends a considerable amount of time visiting customers and our In-country Operations to develop new customer accounts and solidify and improve existing relationships.

We use an incentive-based compensation structure for our sales force that varies from country to country. Generally, the compensation consists of a base salary and variable commission or bonus, based on pre-established sales and performance metrics. The commission is generally calculated as a percentage of collected gross profits and net customer additions.

Marketing

As of December 31, 2012, our marketing department consisted of 11 employees in Miami and 46 employees throughout Latin America and the Caribbean. The marketing department’s responsibilities include oversight of our corporate identity, preparation of marketing materials, creation and coordination of various types of media activity and development of marketing research studies and specialized reseller-focused events. In addition, the marketing department works with vendors to establish periodic marketing and sales programs to generate vendor brand awareness and product demand. In this regard, our marketing department acts as a liaison between our company and our vendors.

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

Our marketing events allow vendors to present and showcase their products and solutions to reseller customers and sales executives, introduce new products and programs and provide individualized training of their products throughout the Regions including the following: Promotional Floordays, Reseller Training Labs, IT Educational & Training Seminars, IntcomExpos, Strategic Business Summits and Retail Workshops.

Our advertising, publications and direct marketing methods allow our vendors to showcase their products to our resellers and customers throughout the Regions including the following: Intcomex Product Catalogs, Intcomex Webstore and Webstore Advertisements, IBlasts Electronic Direct Marketing Mailings, Interactive Email Signatures and Intcomex Out Call Campaigns.

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

We have established standardized credit policies for our Miami Operations and our In-country Operations. Our credit policies include credit analysis, credit database checks, vendor and bank relationship checks and, where necessary, collateralization. In addition, other than accounts receivable owed by affiliates, substantially all of our Miami Operations’ foreign accounts receivables are insured by a worldwide credit insurance company. The policy’s aggregate limit is $35.0 million with an aggregate deductible of $1.0 million; the policy expires on August 31, 2013. In addition, 10% or 20% buyer coinsurance provisions and sub-limits in coverage on a per-buyer and on a per-country basis apply. The policy also covers certain large, local companies that purchase directly from our In-country Operations in Costa Rica, El Salvador, Guatemala, Jamaica and Peru. Our In-country Operations in Chile insures certain customer accounts with a credit insurance company in Chile; the policy expired on October 31, 2012 and was not renewed.

We believe that our relatively low bad debt expenses of 0.18%, 0.20% and 0.17% of net revenues for the years ended December 31, 2012, 2011 and 2010, respectively, are a result of our standardized credit policies, our close and proactive monitoring of accounts receivable and collections by our Miami and In-country Operations and the diversification of our receivables over a large number of countries and customers. We are more cautious in extending credit to our customers when adverse financial and economic developments arise. Most of our credit losses are with respect to customers of our Miami Operations, where we serve larger customers who in some cases are afforded credit lines in excess of $100,000. In our In-country Operations, where credit lines typically do not exceed $10,000, credit losses have been nominal.

Information Systems

Our company-wide core enterprise resource planning, or ERP, management and financial accounting system is a scalable IT ERP system that enables simultaneous decentralized decision-making by our employees included in sales and purchasing while permitting control of daily operating functions by our senior management. We use the logistics and inventory management system in order to better manage our increasing shipping volumes. We continuously perform regular server upgrades and enhancements to increase the performance of our system.

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

The IT products distribution industry in Latin America and the Caribbean is very fragmented and contains several public multinational companies, such as Ingram Micro Inc. (operations in Argentina, Brazil, Chile and Mexico), Tech Data Corporation (operations in Chile, Mexico, Peru and Uruguay), Avnet, Inc. (operations in Argentina, Brazil, Colombia and Mexico) and SYNNEX Corporation (operations in Mexico), (we refer to these companies as our public company competitors), and a large number of local companies that operate in a single country, such as Grupo Deltron S.A. in Peru and Makro Computo in Colombia. In addition, we also compete with multinational mobile device distributors, such as Brightstar Corporation and Celistics Group., who provide distribution and logistical services to the wireless carriers throughout the Regions. We believe we have the broadest in-country presence in Latin America and the Caribbean in terms of the number of countries served through our in-country presence.

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

Trademarks and Domain Names

We have registered a number of trademarks and domain names for use in our business. We have registered trademarks such as “Intcomex,” “Blue Code,” “CENTEL,” “FORZA,” “FORZA Power Technologies,” “Hurricane,” “KLIP,” “KLIP XTREME, “NEXXT Solutions,” “Nuqleo” and “PRIMUS” in the U.S. and/or in various Latin American and Caribbean jurisdictions. We also have registered domain names, such as intcomex.com, intcomex.cl, intcomex.ec and intcomex.com.pe, accvent.com, e-ias.com, forzaon.com, forzaups.com, hurricanesys.com, klipxtreme.co, klipxtreme.com, klipxtreme.net, marketing-intcomex.com, nextlearningcenter.com, nexxtsolution.net, nexxtsolutions.com, nuqleo.co, nuqleo.com, nuqleo.net, nuqleocellular.com, nuqleowwireless.com, primusgaming.com, primusone.com, tecnologistics.com. We believe that our trademarks help us build name recognition in the Regions in which we operate.

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

Personnel

As of December 31, 2012, we employed 1,971 people, of which 213 were in Miami and the rest located in our In-country Operations. We do not have any collective bargaining agreements with our employees, nor are they unionized, except for our employees in Mexico. We believe that our relations with our employees are generally good.

As of May 1, 2011, we entered into a service agreement with Oasis Outsourcing, Inc., or Oasis, to provide certain professional employment services such as payroll services and other benefits for the employees of our Miami Operations. Pursuant to this agreement, our Miami personnel became employees of Oasis, but are considered to be employees of Intcomex. We lease the services of these employees from Oasis and reimburse Oasis for the costs of compensation and benefits. As of December 16, 2012, our service agreement was terminated with Oasis. In June 2012, we entered into a services agreement with ADP, Inc., or ADP, to provide certain professional services such as payroll services, human resources, performance management, recruitment, employee assistance and other benefits for the employees of our Miami Operations effective January 1, 2013. Pursuant to this agreement, our Miami personnel are employees of Software Brokers of America, Inc., or SBA.

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

Item 1A. Risk Factors.

The forward-looking statements contained in this Annual Report should be considered in connection with the following risk factors because they could cause the actual results and conditions to differ materially from those projected in the forward-looking statements. The occurrence of any of the following events could materially and negatively affect our business, financial condition or results of operations. Additional risks not currently known to us or that we now deem immaterial may also harm or affect our business.

Risks Related to Our Industry and our Business

Our revenue, operating results and margins could fluctuate and adversely be affected by many factors related to our industry and our business, including but not limited to, the following:

•	general economic, political, social and health conditions and developments in the global environment and throughout Latin America and the Caribbean;

•	competitive conditions and fluctuations in the foreign currency in the environment in which we operate;

•	market acceptance of the products we distribute;

•	credit exposure to our customers’ financial condition and creditworthiness;

•	operating and financial restrictions of our creditors and sufficiency of trade credit from our vendors;

•	dependency on accounting and financial reporting, IT and telecommunications management and systems;

•	compliance with accounting rules and standards and corporate governance and disclosure requirements; and

•	fluctuations in foreign exchange rates.

We had net losses in one of the last three fiscal years, and there can be no assurance that we will continue to be profitable, and if so, when.

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

The IT products distribution industry in Latin America and the Caribbean is very fragmented. In certain markets, we compete against large multinational public companies (including Ingram Micro Inc., Tech Data Corp., Avnet Inc. and SYNNEX Corp) that are significantly better capitalized than we are and potentially have greater bargaining power with vendors than we do. In addition, Ingram Micro Inc., our main competitor in Mexico, has a significantly larger market share than we do in that country. In all of our in-country markets, we also compete against a substantial number of locally-based distributors, many of which have a lower cost structure than we do, in some cases because they operate in the gray market and the local “informal” economy. Due to intense competition in our industry, we may not be able to compete effectively against our existing competitors or new entrants to the industry, or maintain or increase our sales, market share or margins.

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

The global financial markets experienced a significant economic downturn and substantial disruption in recent years, including, among other things, volatility in securities prices, severely diminished liquidity and credit availability, and rating downgrades of certain investments. The global economic downturn and the associated credit crisis could have a further negative impact on financial institutions and the global financial system, which would, in turn, have a negative impact on us and our creditors.

Although the global economy has improved from this severe downturn, a prolonging or further deterioration of the economic conditions could result in severely negative implications to our business that may exacerbate many other risks described below.

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

Credit insurers could drop coverage on our customers and increase premiums, deductibles and co-insurance levels on our remaining or prospective customers. Our suppliers could tighten trade credit, which could negatively impact our liquidity. We may not be able to borrow additional funds under our existing credit facilities if participating banks become insolvent or their liquidity is limited or impaired. The recent tightening of credit in financial markets could also result in a decrease in the demand for IT products. global recession could adversely affect the ability of our vendors and customers to obtain financing for operations and result in continued severe job losses and lower consumer confidence. Certain markets may experience deflation, which could negatively impact our average selling price and our revenue.

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

We are dependent on a variety of IT and telecommunications systems, including systems for managing our inventories, accounts receivable, accounts payable, order processing, shipping and accounting. In addition, our ability to price products appropriately and the success of our expansion plans depend upon our IT and telecommunications systems. In recent years we completed the implementation and integration of our company-wide ERP management and financial accounting system, and scalable IT system that enables our employees involved in sales and purchasing simultaneous decentralized decision-making while allowing senior management control over daily operating functions. We also use the logistics and inventory management system in order to better adapt to higher shipping volumes.

Our experience with this platform was limited and required training of our local employees. New installations may require further or enhanced modifications in order to handle the varied accounting requirements specific to the countries in which it is installed. Any temporary or long-term failure of these systems could adversely impact our ability to effectively manage our business and prepare accurate and timely financial information and our failure to adapt and upgrade our systems to keep pace with our future development and expansion could have an adverse effect on our results of operations.

If the IT products market in Latin America and the Caribbean does not grow as we expect, our inability to maintain or increase our present growth rate could adversely impact our results of operations and financial condition.

Historically, the growth of our business has been driven in large part by the growth of the IT products market in Latin America and the Caribbean. In particular, we have benefited from rapid growth in PC and Internet penetration rates. We expect that our future growth will also depend in large part on further growth in the IT market including growth in PC and internet penetration rates and increasing demand for notebook computers and mobile computing devices. If the IT products market, particularly the mobile devices market, does not grow as quickly and in the manner we expect for any reason, including but not limited to, the developments throughout Latin America and the Caribbean, we may not be able to maintain or grow our business as expected which could have a material and adverse effect on our results of operations and financial condition.

Our mobile devices business is dependent on a variety of factors, including a limited number of suppliers and vendors that provide us products, as well as developments in the global telecommunications market, which could affect our results of operations.

We have recently focused on growth in the mobile devices market, in which we distribute mobile devices and provide certain functions such as prepaid solutions, activation management and other services for many manufacturers, operators, retailers and enterprises participating in the mobile device industry. The operation and expansion of our business in the mobile device market depends upon various key suppliers and vendors, including Blackberry (formerly RIM), Samsung and Nokia, to provide us with handsets, network equipment or services. We are particularly dependent on Blackberry, which accounted for 80.6% and 94.2%, respectively, of our total mobile device product sales for the years ended December 31, 2012 and 2011. If these suppliers or vendors fail to provide equipment or service to us on a timely basis, including as a result of labor problems affecting the supplier or vendor, the extension of delivery times, or an increase in prices or limited supply due to the suppliers’ or vendors’ own shortages, which satisfies our customers’ needs, we could be negatively affected. Currently, telecommunications carriers are the primary source of distribution of mobile devices, particularly cellular and “smart” phones. We expect this model of distribution to evolve into an environment where distributors fulfill products directly to retailers. If such an evolution fails to occur, it could limit our growth in the mobile devices market. Additionally, developments in the global telecommunications market, particularly in Latin America, relating to consumer demand, manufacturer supply, competition and regulation may adversely affect the mobile devices market, which could have an adverse effect on our revenues and results of operations.

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

The economic, political, social, legal and other risks we are subject to in the regions or countries where we conduct business or obtain technology products include but are not limited to:

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

•

delays in shipping and delivering products to us or customers across borders for any reason, including more complex and time-consuming customs procedures (for example, the import restrictions enacted by Argentina in February 2012);

•	fluctuations of local currencies;

•

business interruptions due to natural or manmade disasters, extreme weather conditions, including but not limited to, earthquakes, fires, floods, hurricanes, tornados, tsunamis, medical epidemics, power and/or water shortages and telecommunication failures.

Disruptions in the supply of products and prolonged product shortages, like that resulting from the flooding in Thailand in October 2011 and the Japanese earthquake in March 2011, could severely disrupt our ability to acquire products from Asia. The interruption of power supply, factory closings and cessation of production of key components used by many of our vendors in their products could result in our inability to acquire the necessary quantity of products from affected vendors, coordinate direct shipments to third-party customers to each of our In-country Operations and could have a material and adverse effect on our results of operations and financial condition.

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

A significant portion of our revenues from our In-country Operations is invoiced in currencies other than the U.S. dollar and a significant amount of our operating expenses from our In-country Operations is denominated in currencies other than U.S. dollars. In markets where we invoice in local currency including Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico and Peru, the appreciation (or devaluation) of the U.S. dollar could have a marginal impact on our results of operations due to lower (or higher) demand caused by the appreciation (or devaluation) of the U.S. dollar. In markets where our books and records are prepared in currencies other than the U.S. dollar, the appreciation (or devaluation) of the local currency will increase (or decrease) our operating expenses and decrease (or increase) our operating margins in U.S. dollar terms.

For example, excluding depreciation and amortization, operating expenses from our In-country Operations increased $11.3 million for the year ended December 31, 2012. Excluding depreciation and amortization and the effects of the weakening currencies, operating expenses from our In-country Operations increased $11.6 million for the year ended December 31, 2012, as compared to the same period in 2011, due mainly to the higher salary and payroll-related expenses in Chile, Colombia, Costa Rica and Peru.

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

Our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.

We must comply with all applicable export control laws and regulations of the U.S. and other countries. U.S. laws and regulations applicable to us include the Export Administration Regulations, or EAR, and the economic sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, or OFAC. In addition, we are subject to the Foreign Corrupt Practices Act, or FCPA, and other anti-bribery laws that generally bar bribes or unreasonable gifts to foreign governments or officials. Violations of these laws or regulations could result in severe criminal or civil sanctions and penalties, sanctions including fines, debarment from export privileges and loss of authorizations needed to conduct aspects of our international business and could materially adversely affect our business, financial condition and results of operations.

Our expansion into new markets may present additional risks, which may limit our success in those markets and could adversely impact our results of operations.

We currently have in-country sales and distribution operations in 11 Latin American and Caribbean countries and expect to enter into new geographic markets both within the countries where we already conduct operations and in new countries where we have no prior operating or distribution experience. In new markets, we will face challenges such as customers’ lack of awareness of our brand, difficulties in hiring personnel and our unfamiliarity with local markets. New markets may also have different competitive conditions from our existing markets and may generate lower margins. Any failure on our part to recognize or effectively respond to these differences may limit the success of our operations in those markets, and could have an adverse effect on our results of operations.

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

The challenge of establishing and maintaining sufficient systems and controls and hiring, training and retaining sufficient accounting and finance personnel has intensified as our business has grown rapidly in recent years and expanded into new geographic markets. As a result, we have identified the need to expand our finance and accounting staff and enhance internal controls at both the corporate and in-country levels, and to enhance the training of in-country management personnel regarding internal controls and management reporting to meet our current needs. This process is ongoing and we expect our ERP management and financial accounting system to enhance the control of senior management’s daily oversight functions. We continuously seek to add personnel to our finance and accounting staff, institute new controls and enhance existing controls at our consolidated and subsidiary operating levels.

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

We could experience difficulties in staffing and managing our operations, particularly in our Latin America and Caribbean locations, which could result in reduced revenues and difficulties in realizing our growth strategy.

We have many sales and distribution centers in multiple countries, which require us to attract managers of our business in each of those locations. In establishing and developing many of our in-country sales and distribution operations, we have relied in large part on the local market knowledge and entrepreneurial skills of a limited number of local managers in those markets. We have no employment agreements with any of our in-country managers. The loss of the services of any of these managers could adversely impact our results of operations in the market in which the manager is located. Further, it may prove difficult to find and attract new talent, including accounting and finance personnel, in our existing markets or any new markets we enter in Latin America and the Caribbean who possess the expertise required to successfully manage and operate our in-country sales and distribution operations. In 2011, we appointed a Chief Operating Officer to assume responsibility for commercial operations, supply chain management, IT and human resources. If we fail to recruit highly qualified candidates, we may experience greater difficulty realizing our growth strategy, which could adversely affect our results of operations.

If we lose the services of our key executive officers, we may not succeed in implementing our business strategy.

We are currently managed by certain key executive officers, including both of our founders, Anthony Shalom and Michael Shalom. The Shaloms have extensive experience and knowledge of our industry and the many local markets in which we operate. They also have been integral in establishing and expanding some of our most significant customer and vendor relationships and building our unique distribution platform. The loss of the services of these key executive officers could adversely affect our ability to implement our business strategy and new members of management may not be able to successfully replace them. We have an employment agreement with our Chief Operating Officer.

The interests of our principal shareholder may not be aligned with yours.

As our controlling shareholder, CVCI can elect a majority of the members of our Board of Directors, select our management team, determine our corporate and management policies and make decisions relating to fundamental corporate actions. In addition, under the shareholders agreement among us and our shareholders, the members of our Board of Directors appointed by the Shaloms have veto rights over certain decisions, which could result in a deadlock and consequently delay our management’s decision-making process. On June 29, 2012, Brightpoint, our second largest shareholder, permanently and irrevocably waived all of its voting and information rights in exchange for a release from certain mutual non-competition provisions contained in the Fifth Amended and Restated Shareholders Agreement, and no longer has a position on our board of directors.

We may be required to recognize further impairments of our goodwill, identifiable intangible assets or other long-lived assets or to establish further valuation allowances against our deferred income tax assets, which could adversely affect our results of operations and financial condition.

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

Deferred tax assets, which also include net operating loss, or NOL, carryforwards for entities that have generated or continue to generate operating losses, are assessed periodically by management to determine if their future benefit will be fully realized. If it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income (loss). Such charges could have a material adverse effect on our results of operations or financial condition. We establish a valuation allowance against our NOLs when we do not believe that we will realize the full benefit of the NOLs. As of December 31, 2012 and 2011, we recorded a valuation allowance of $16.5 million and $12.9 million, respectively, against the respective NOLs, of which $13.6 million and $10.6 million, respectively, related to our U.S. Operations and $2.9 million and $2.3 million, respectively, related to our In-country Operations.

Our substantial debt could limit the cash flow available for our operations, which could adversely affect our business.

We have and will continue to have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2012, we had $157.7 million of total debt outstanding (consisting of $107.2 million outstanding under our 13 1/4% Second Priority Senior Secured Notes due December 15, 2014, or the 13 1/4% Senior Notes, net of discount, $38.6 million outstanding under SBA’s revolving credit and security agreement with PNC Bank, or our PNC Credit Facility, net of cash with banks, $11.4 million outstanding debt of our foreign subsidiaries, and $0.5 million other debt, including capital leases). As of December 31, 2011, we had $143.6 million of total debt outstanding (consisting of $110.9 million outstanding under our 13 1/4% Senior Notes, net of discount, $14.5 million outstanding under our PNC Credit Facility net of cash with banks, $17.3 million outstanding debt of our foreign subsidiaries, and $0.9 million other debt, including capital leases).

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

The indenture governing the 13 1/4% Senior Notes and the credit agreement governing our PNC Credit Facility impose significant operating and financial restrictions on our company and our subsidiaries, which may prevent us from capitalizing on business opportunities.

The indenture governing the 13 1/4% Senior Notes imposes significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to (i) incur additional indebtedness or enter into sale and leaseback obligations; (ii) pay certain dividends or make certain distributions on our capital stock or repurchase our capital stock or repurchase our capital stock; (iii) make certain investments or other restricted payments; (iv) place restrictions on the ability of subsidiaries to pay dividends or make other payments to us; (v) engage in transactions with shareholders or affiliates; (vi) sell certain assets or merge with or into other companies; (vii) guarantee indebtedness; or (viii) create liens.

The PNC Credit Facility contains provisions requiring us and SBA to maintain compliance with minimum consolidated fixed charge coverage ratios each not less than 1.00 to 1.00 for us and 1.10 to 1.00 for SBA, in each case, for the four quarter period ending December 31, 2011 and as of the end of each fiscal quarter thereafter. The PNC Credit Facility is subject to several customary covenants and certain events of default, including but not limited to, non-payment of principal or interest on obligations when due, violation of covenants, creation of liens, breaches of representations and warranties, cross default to certain other indebtedness, bankruptcy events and change of ownership or control. In addition, the PNC Credit Facility contains a number of covenants that, among other things, restrict SBA’s ability to: (i) incur additional indebtedness; (ii) make certain capital expenditures; (iii) guarantee certain obligations; (iv) create or allow liens on certain assets; (v) make investments, loans or advances; (vi) pay dividends, make distributions or undertake stock and other equity interest buybacks; (vii) make certain acquisitions; (viii) engage in mergers, consolidations or sales of assets; (ix) use the proceeds of the revolving credit facility for certain purposes; (x) enter into transactions with affiliates in non-arms’ length transactions; (xi) make certain payments on subordinated indebtedness; and (xii) acquire or sell subsidiaries.

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

We have significant credit exposure to our customers. If we are unable to manage our accounts receivable effectively, it could result in longer payment cycles, increased collection costs and defaults exceeding our expectations and adversely impact the cost or availability of our financing.

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

A significant portion of our revenue is derived from products manufactured by a relatively small number of vendors. For the years ended December 31, 2012, 2011 and 2010, our top 10 vendors manufactured products that accounted for 68.0%, 65.1% and 65.7%, respectively, of our total revenue and the products of our top vendor accounted for 22.4%, 19.4% and 18.6%, respectively, of our total revenue. We expect that we will continue to obtain most of our products from a relatively small number of vendors and the portion of our revenue that we obtain from such vendors may continue to increase in the future. Due to intense competition in the IT products distribution industry, our key vendors can choose to work with other distributors and, pursuant to standard terms in our vendor agreements, may terminate their relationships with us on short notice. A continued or prolonged global economic downturn may lead to the consolidation of certain vendors with other vendors, contract assemblers or distributors. The increased size, operating and financial resources of such consolidated vendors could allow them to sell more products directly to customers and reduce the number of authorized distributors with which they conduct business. Such direct sales by vendors and/or the loss of a relationship with any of our key vendors could adversely affect our results of operations.

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

Our inventory levels may vary from period to period, due primarily to the anticipated and actual sales levels and our purchasing levels. The IT industry occasionally experiences an oversupply of IT products, which vendors then sell on the market at reduced prices. Oversupplies could adversely affect our results of operations. One recent example of such an oversupply that affected us was the excess supply of certain mobile device products in the second quarter of fiscal year 2012, which resulted in us selling the excess inventories at severe discounts. The IT industry is also characterized by periods of severe product shortages due to vendors’ difficulties in projecting demand for certain products distributed by us. When such product shortages occur, we typically receive an allocation of products from the vendor such as our experience in late 2011 when manufacturers of hard disk drives experienced manufacturing disruptions from the severe flooding of their Thailand production facilities. Our vendors may not be able to maintain an adequate supply of products to fulfill all of our customer orders on a timely basis and the costs of these products to us may increase. Any supply shortages or delays (some or all of which are beyond our control) could cause us to be unable to service customers on a timely basis. A decline in sales or increase in costs due to product shortages not offset by higher margins could adversely affect our results of operations.

If our vendors fail to respond quickly to technological changes and innovations and our product offerings fail to satisfy consumers’ tastes or respond to changes in consumer preferences, our revenues may decline and our competitors may gain additional market share.

Our ability to stay competitive in the IT products distribution industry and increase our customer base depends on our ability to offer, on a continuous basis, a selection of appealing products that reflect our customers’ preferences. To be successful, our product offerings must be broad in scope, competitively priced, well-made, innovative and attractive to a wide range of consumers whose preferences may change regularly. This depends largely on the ability of our key vendors to respond quickly to technological changes and innovations and to manufacture new products that meet the new and changing demands of our customers and requires on the part of vendors a continuous investment of resources to develop and manufacture new products. If our key vendors fail to respond on a timely basis to the rapid technological changes that have been characteristic of the IT products industry, fail to provide new products that are desired by consumers or otherwise fail to compete effectively against other IT products manufacturers, the products that we offer may be less desirable to consumers and we could suffer a significant decline in our revenue. For example, for the year ended December 31, 2012, we realized a negative impact on sales of mobile devices due to the softening demand, increased competition and excess availability of certain models in the market, which resulted in reduced gross margins and increased inventory obsolescence expense recognized during the period. The ability and willingness of our vendors to develop new products depends on factors beyond our control. If our product offerings fail to satisfy consumers’ tastes or respond to changes in consumer preferences, our revenues may decline and our competitors may gain additional market share.

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

Our Miami headquarters, some of our sales and distribution centers and certain of our vendors and customers are located in areas prone to natural disasters such as earthquakes, floods, hurricanes, tornados or tsunamis. In addition, demand for our services is concentrated in major metropolitan areas. Adverse weather conditions, major electrical or telecommunications failures or other events in these major metropolitan areas may disrupt our business and may adversely affect our ability to distribute products. Our exposure to these risks may be heightened because we do not have a comprehensive disaster recovery system or disaster recovery plan. Our failure to have such a system or plan in place could hurt our results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located in a 172,926 square foot facility in Miami, Florida, and contain our Miami office and warehouse facility. We support our operations throughout Latin America and the Caribbean from this Miami facility, which is an extensive sales and administrative office and distribution network integrating executive-level management, warehousing, RMA, purchasing, sales, marketing, human resources, credit, finance, technical support and customer service functions. Our Miami facility is located near the Port of Miami and Miami International Airport which facilitates access to the area’s air and container-cargo networks. The original commencement date of our Miami facility lease was May 1, 2007 and the amended lease termination date is August 31, 2021.

As of December 31, 2012, we operated a sales and distribution center in the U.S., 25 sales and distribution centers in 11 countries in Latin America and the Caribbean, and a warehouse in Shenzhen, China. The foreign distribution centers include our In-Country Operations office and warehouses. Some of the distribution centers include assembly lines for “white-box” PCs that we or our value-added reseller and retailer customers assemble locally. In total, our sales and distribution centers in our Miami Operations and in our In-country Operations represent nearly 682,000 square feet of space (including 212,000 square feet of office space and 470,000 square feet of warehouse space). As of December 31, 2012, we leased substantially all of our facilities on varying terms with the exception of a portion of our sales and distribution center in Santiago, Chile, San Salvador, El Salvador and warehouse space in Lima, Peru. We have an option to purchase for $3.0 million, the office and warehouse facility located in Mexico City, Mexico, which we currently lease, prior to December 31, 2013, the option termination date. We do not anticipate any material difficulties with the renewal of any of our leases when they expire or in securing replacement facilities on commercially reasonable terms.

The following table sets forth information regarding our facilities including location, use, size and ownership or lease status as of March 22, 2013:

Location	Use	Approximate Gross Square Feet	Owned or Leased
Santiago, Chile	Office/Warehouse	85,519	Owned-54%; Leased-46%
Iquique, Chile	Office/Warehouse	7,750	Leased
Shenzhen, China	Warehouse	Various	Leased
Bogotá, Colombia	Office/Warehouse	14,171	Leased
Cota, Colombia	Office/Warehouse	13,358	Leased
San José, Costa Rica	Office/Warehouse	43,056	Leased
Quito, Ecuador	Office/Warehouse	28,589	Leased
Guayaquil, Ecuador	Office/Warehouse	8,191	Leased
San Salvador, El Salvador	Office/Warehouse	17,352	Leased
Guatemala City, Guatemala	Office/Warehouse	37,104	Leased
Kingston, Jamaica	Office/Warehouse	16,968	Leased
Cancun, Mexico	Office/Warehouse	6,459	Leased
León, Mexico	Office/Warehouse	4,650	Leased
Merida, Mexico	Office/Warehouse	14,589	Leased
Mexico City, Mexico	Office/Warehouse	15,984	Leased
Monterrey, Mexico	Office/Warehouse	4,306	Leased
Plaza, Mexico	Office/Warehouse	4,596	Leased
Puebla, Mexico	Office/Warehouse	6,178	Leased
Querétaro, Mexico	Office/Warehouse	4,069	Leased
Tlalnepantla, Mexico	Office/Warehouse	43,142	Leased
Tuxtla, Mexico	Office/Warehouse	6,459	Leased
Veracruz, Mexico	Office/Warehouse	8,170	Leased
Panama City, Panama	Office/Warehouse	34,445	Leased
Chiriqui, Panama	Office/Warehouse	6,480	Leased
Lima, Peru	Office/Warehouse	52,152	Owned-82%; Leased-18%
Montevideo, Uruguay	Office/Warehouse	25,058	Leased
Miami, United States	Office/Warehouse	172,926	Leased

Item 3. Legal Proceedings.

As of December 31, 2012, we had no material legal proceedings pending. From time to time, we are the subject of legal proceedings arising in the ordinary course of business. We do not believe that any proceedings currently pending or threatened will have a material adverse effect on our business or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock. Prior to April 19, 2011, we had two classes of common stock: voting common stock, or the Common Stock, and non-voting Class B common stock, or the Original Class B Common Stock, (collectively herein referred to as the Original Common Stock). On April 19, 2011, we filed an amendment to our certificate of incorporation, which increased the number of authorized shares of Common Stock to 200,000 shares, eliminated the Original Class B Common Stock and converted all outstanding shares of the Original Class B Common Stock to shares of voting Common Stock.

We had 167,819 shares of common stock outstanding as of December 31, 2012 and 167,388 shares of common stock outstanding as of December 31, 2011. Our Common Stock is privately held and not traded on a public stock exchange.

As of March 22, 2013, there were 51 holders of record of our Common Stock. For a detailed discussion of the ownership of our company, see Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report.

Issuances of Unregistered Securities; Purchases of Securities. We did not issue any unregistered securities during the three-month period ended December 31, 2012 that were not previously reported in a Current Report on Form 8-K, and we did not repurchase any securities during that period.

Dividend Policy. We declared and paid a $20.0 million dividend on our Common Stock on August 25, 2005, using a portion of the proceeds from the offering of the $120.0 million aggregate principal amount of our 11 3/4% Senior Notes due January 15, 2011, or the Prior 11 3/4% Senior Notes. We have neither declared nor paid a dividend on our Common Stock subsequently. We currently intend to retain future earnings to fund ongoing operations and finance the growth and development of our business and, therefore, do not anticipate declaring or paying cash dividends on our Common Stock for the foreseeable future.

Any determination to pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant. The terms of our 13 1/4% Senior Notes and SBA’s outstanding indebtedness substantially restrict the ability of either company to pay dividends. In addition, because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends from our subsidiaries.

Equity Compensation Plan Information. For a detailed discussion of the equity compensation plan of our company, see Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report.

Item 6. Selected Financial Data.

The following table presents selected consolidated financial information and other data as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 and includes the results of operations of our acquisitions that have been combined with our results of operations beginning on their acquisition dates. We derived the statement of operations and other data set forth below for the years ended December 31, 2012, 2011 and 2010, and the balance sheet data as of December 31, 2012 and 2011 from our audited consolidated financial statements (together with the notes thereto) included elsewhere in this Annual Report. We derived the selected financial information and other data for the years ended December 31, 2009 and 2008 and as of December 31, 2010, 2009 and 2008 from our audited consolidated financial statements with respect to such date and periods not included in this Annual Report. The information set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and notes thereto, included in this Annual Report.

	As of or For the Years Ended December 31,
	2012	2011		2010	2009	2008
	(Dollars in thousands, except per share and other data)
Statement of Operations Data:
Revenue	$1,430,478	$1,286,973		$1,013,272	$917,168	$1,071,551
Cost of revenue	1,307,663	1,162,161		917,529	825,587	970,955

Gross profit	122,815	124,812		95,743	91,581	100,596
Operating expenses	101,675	91,995		79,638	71,256	105,723 (1)

Operating income	21,140	32,817		16,105	20,325	(5,127)
Other expense (income)
Interest expense	22,096	20,542		20,933	17,495	17,431
Interest income	(480)	(413)		(309)	(514)	(941)
Foreign exchange (gain) loss, net	(1,015)	5,474		(2,025)	(3,130)	15,533
Other income, net	(3,830)	(129)		(237)	(3,563)	(3,427)

Total other expense	16,771	25,474		18,362	10,288	28,596

Income (loss) before provision for income taxes	4,369	7,343		(2,257)	10,037	(33,723)
Provision for income taxes	2,297	3,162		1,393	2,844	1,595

Net income (loss)	$2,072	$4,181		$(3,650)	$7,193	$(35,318)

Net income (loss) per weighted average share of common stock:
Basic	$12.37	$26.75		$(28.21)	$69.94	$(345.63)

Diluted	$12.29	$26.67		$(28.21)	$69.94	$(345.63)

Weighted average number of common shares used in per share calculation:
Basic	167,503	156,316	(3)	129,357	102,852 (2)	102,182

Diluted	168,625	156,773	(3)	129,357	102,852 (2)	102,182

	As of or For the Years Ended December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$30,586	$25,707	$28,867	$27,234	$22,344
Working capital(4)	116,457	121,304	104,358	110,693	75,726
Total assets	462,202	444,981	346,105	308,101	284,068
Long-term debt (including current maturities and capital leases)	107,708	111,806	116,251	114,982	105,865
Total debt	157,729	143,647	137,507	129,711	136,906
Total shareholders’ equity	66,475	63,514	39,041	42,734	14,550
Other Data:
Cash dividends per common share	$—	$—	$—	$—	$—
Ratio of earnings to fixed charges(5)	$1.2x	$1.3x	$18,676	1.5x	$(16,292)

(1)	Operating expenses includes the goodwill impairment charge of $18,777 for the year ended December 31, 2008.
(2)

Weighted average number of common shares used in the per share calculation for the periods presented reflects the issuance of 27,175 shares of the Original Class B Common Stock to certain of our existing shareholders and their affiliates, concurrently with the redemption and cancellation of our Prior 11 3/4% Senior Notes and the closing of the offering on December 22, 2009 of our $120.0 million aggregate principal amount of the Original 13 1/4% Second Priority Senior Notes, due December 15, 2014, or the Original 13 1/4% Senior Notes.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Annual Report on Form 10-K, or Annual Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, beliefs, estimates, forecasts, projections and management assumptions about our company, our future performance, our liquidity and the IT products distribution industry in which we operate. Words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “goal,” “plan,” “seek,” “project,” “target” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances including but not limited to, management’s expectations for competition, revenues, margin, expenses and other operating results, capital expenditures, liquidity, capital requirements, acquisitions and exchange rate fluctuations, each of which involves numerous risks and uncertainties are forward-looking statements. These forward-looking statements are only predictions and are subject to risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth in this Annual Report under Part I—Item 1A. Risk Factors and elsewhere herein. These risks and uncertainties include, but are not limited to, the following:

•

adverse changes in general economic, political, social and health conditions and developments in the global environment and throughout Latin America and the Caribbean in the markets in which we operate or plan to operate, which may lead to a decline in our business and our results of operations;

•

adverse changes in the telecommunications devices market and distribution methods of mobile devices, particularly in Latin America and the Caribbean, and the ability for our suppliers and venders to provide us products in a timely manner;

•

business interruptions due to natural or manmade disasters, extreme weather conditions including but not limited to, earthquakes, fires, floods, hurricanes, medical epidemics, power and/or water shortages, telecommunication failures, tsunamis;

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

Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statement because of certain factors discussed below or elsewhere in this Annual Report. The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012, which are included in this Annual Report.

Overview

We believe we are the largest pure play value-added distributor of IT products focused solely on serving Latin America and the Caribbean. We believe the continued convergence of IT, consumer electronics and mobile “smart” device technology extends our products offerings beyond traditional computer based IT products into complimentary products that address consumer demand for mobile computing devices, such as smart phones and tablets, throughout the Regions. We distribute computer equipment components, peripherals, software, computer systems, accessories, networking products, digital consumer electronics and mobile devices to more than 50,000 customers in 39 countries. We offer single source purchasing to our customers by providing an in-stock selection of more than 12,000 products from over 130 vendors, including the world’s leading IT product manufacturers. From our headquarters and main distribution center in Miami, we support a network of 25 sales and distribution operations in 11 Latin American and the Caribbean countries, or our In-country Operations.

Our results for the year ended December 31, 2012 reflect an increase in revenue across most of our product lines and our customer markets with sales of mobile devices and software representing the most significant portion of the revenue growth, as compared to the corresponding period in 2011. Revenue increased $143.5 million, or 11.2% to $1,430.5 million for the year ended December 31, 2012, as compared to $1,287.0 million for the year ended December 31, 2011. Gross profit decreased $2.0 million, or 1.6% to $122.8 million for the year ended December 31, 2012, as compared to $124.8 million for the year ended December 31, 2011. The decline in gross profit was primarily the result of the lower average selling price of our core products, most notably mobile devices, and the increase in the reserve for inventory obsolescence provision for the year ended December 31, 2012, as compared to the same period in 2011.

Total operating expenses increased $9.7 million, or 10.5% to $101.7 million for the year ended December 31, 2012, as compared to $92.0 million for the year ended December 31, 2011. The increase in operating expenses resulted primarily from the additional salary and payroll-related expenses incurred during the period. Other expense, net decreased $8.7 million, or 34.2% to $16.8 million during the year ended December 31, 2012, as compared to $25.5 million for the year ended December 31, 2011. The decrease was primarily driven by the one-time $4.3 million gain recognized on the termination of the mutual non-compete agreement with Brightpoint and foreign exchange gain of $1.0 million realized during the year ended December 31, 2012, as compared to foreign exchange loss of $5.5 million realized during the same period in 2011.

Net income was $2.1 million for the year ended December 31, 2012, as compared to $4.2 million for the year ended December 31, 2011.

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

•

Sale of Mobile Devices. Due to the continued convergence of IT products and mobile devices, we launched our initial foray into the mobile devices market in the latter half of 2010. In April 2011, we completed our strategic transaction with Brightpoint which facilitated our further expansion into the wireless mobile devices distribution market. Additionally, we have entered into contracts with certain mobile devices manufacturers for the distribution of their products throughout Latin America and the Caribbean. We expect to enter into more contracts with other mobile devices manufacturers, which may result in the increase in revenues related to these products and services. In addition, we expect the growth of our revenues to continue to be significantly driven by growth in the sales of mobile devices.

•

Shift in revenue to In-country Operations. One of our growth strategies is to expand the geographic presence of our In-country Operations into areas in which we believe we can achieve higher gross margins than our Miami Operations. Miami gross margins are generally lower than gross margins from our In-country Operations because the Miami export market is more competitive due to the high concentration of other Miami-based IT distributors who compete for the export business of resellers and retailers located in Latin America or the Caribbean. In addition, these resellers and retailers generally have larger average order quantities than customers of our In-country Operations segment, and as a result, benefit from lower average prices. Revenue from our In-country Operations grew by an average of 18.1% annually between 2002 and 2012, as compared to growth in revenue from our Miami Operations of an average of 11.3% annually over the same period. Revenue from our In-country Operations accounted for 71.8%, 69.8% and 78.6% of consolidated revenue for the years ended December 31, 2012, 2011 and 2010, respectively. While the recent increase in sales related to mobile devices has resulted in a greater increase in revenue from our Miami Operations than our In-country Operations, we still expect the expansion of our In-country Operations to grow at a faster rate than our Miami Operations over the long term, particularly as we work toward shifting more of our mobile device sales to our In-country Operations.

•

Exposure to fluctuations in foreign currency. A significant portion of the revenues from our In-country Operations is invoiced in currencies other than the U.S. dollar and a significant amount of the operating expenses from our In-country Operations are denominated in currencies other than U.S. dollar. In markets where we invoice in local currency, including Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico and Peru, appreciation of a local currency could have a marginal impact on our gross profit and gross margins in U.S. dollar terms. In markets where our books and records are prepared in currencies other than the U.S. dollar, appreciation of the local currency will increase our operating expenses and decrease our operating margins in U.S. dollar terms. Our consolidated statements of operations and comprehensive income (loss) includes foreign exchange gain of $1.0 million, loss of $5.5 million and gain of $2.0 million, for the years ended December 31, 2012, 2011 and 2010, respectively. We periodically engage in foreign currency forward contracts when available and when doing so is not cost prohibitive. In periods when we do not, foreign currency fluctuations may adversely affect our results of operations, including our gross margins and operating margins.

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

It is necessary for us to increase our use of available cash or borrowings under our credit facility to the extent available in order to pay certain vendors for their products, which adversely affects our liquidity and can adversely affect our results of operations and opportunities for growth. We purchase credit insurance to support trade credit lines extended to our customers, which has been restricted due to regional or global economic events or disruptions in the credit markets. Periodically, credit insurers may tighten the requirements for extending credit insurance coverage thereby limiting our capacity to extend trade credit to our customers and the growth of our business throughout the Regions.

•

Increased levels of indebtedness. During December 2009, we completed a cash tender offer for $96.9 million aggregate principal amount of our Prior 11 3/4% Senior Notes outstanding. We financed the tender offer with the net cash proceeds of $120.0 million aggregate principal amount of the Original 13 1/4% Senior Notes, that were sold in a private placement transaction and closed on December 22, 2009, with an interest rate of 13.25% per year, payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2010. We used the proceeds from the sale of the Original 13 1/4% Senior Notes to repay our borrowings under and renew our senior secured revolving credit facility, repurchase, redeem or otherwise discharge our Prior 11 3/4% Senior Notes and the balance for general corporate purposes. For the years ended December 31, 2012, 2011 and 2010, interest expense was $22.1 million, $20.5 million and $20.9 million, respectively.

Additionally, on January 25, 2012, SBA together with its consolidated subsidiaries executed the PNC Credit Facility Amendment, increasing the maximum amount available for borrowing under the facility from $30.0 million to $50.0 million, including standby letters of credit commitments in an aggregate undrawn face amount of up to $3.0 million.

•

Goodwill impairment. Goodwill represents the excess of the purchase price over the fair value of the net assets. We perform our impairment test of our goodwill and other intangible assets on an annual basis. The goodwill impairment charge represents the extent to which the carrying values exceeded the fair value attributable to our goodwill. Fair values are determined based upon market conditions and the income approach which utilizes cash flow projections and other factors. Our future results of operations may be impacted by a prolonged weakness in the economic environment, which may result in a further impairment of any existing goodwill or goodwill and/or other long-lived assets recorded in the future.

In connection with our goodwill impairment testing and analysis conducted in 2012, we noted that as of December 31, 2012, the fair value of Comercializadora Intcomex S.A. de C.V., or Intcomex Mexico, and Intcomex Costa Rica Mayorista en Equip de Cómputo, S.A., or Intcomex Costa Rica, exceeded the carrying value of the reporting units by 5.5% and 5.4%, respectively. The fair values of Intcomex Mexico and Intcomex Costa Rica were determined using management’s estimate of fair value based upon the financial projections for the respective businesses. As of December 31, 2012, the balance of Intcomex Mexico’s goodwill was $3.0 million, which represented 12.6% of the carrying value of Intcomex Mexico and less than 1.0% of our total assets. As of December 31, 2012, the balance of Intcomex Costa Rica’s goodwill was $3.0 million, which represented 15.0% of the carrying value of Intcomex Costa Rica and less than 1.0% of our total assets.

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

As of December 31, 2012 and 2011, our U.S. and state of Florida NOLs resulted in $23.5 million and $20.7 million, respectively, of deferred tax assets, which will begin to expire in 2026. As of December 31, 2012 and 2011, Intcomex Argentina, S.R.L. had $7.3 million and $5.4 million, respectively, in NOLs resulting in $2.6 million and $1.9 million, respectively, of deferred tax assets, which began to expire in 2011. As of December 31, 2012 and 2011, Intcomex Mexico had $1.3 million in NOLs resulting in $0.4 million of deferred tax assets, which will expire in 2018.

We periodically analyze the available evidence related to the realization of the deferred tax assets, considered the current negative economic environment and determined it is now more likely than not that we will not recognize a portion of our deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies. As of December 31, 2012 and 2011, we had a valuation allowance of $13.6 million and $10.6 million, respectively, related to our U.S. and state of Florida NOLs and $2.9 million and $2.3 million, respectively, related to our foreign NOLs, as management does not believe it will realize the full benefit of these NOLs. Our future results of operations may be impacted by a prolonged weakness in the economic environment, which may result in further valuation allowances on our deferred tax assets and adversely affect our results of operations or financial condition.

•

Restructuring Charges. For the year ended December 31, 2012, we recorded $0.6 million related to the restructuring actions that we implemented to close our subsidiary in Argentina. For the years ended December 31, 2011 and 2010, we did not incur any restructuring charges. The restructuring included involuntary workforce reductions and employee benefits and other costs incurred in connection with vacating leased facilities. The charges were recorded in our statements of operations and comprehensive income (loss) as an increase to our operating expenses. During January 2013, we completed the sale of Intcomex Argentina for approximately $0.5 million.

Brightpoint Transaction

April 2011 Transaction

From time to time, we evaluate opportunities to pursue business transactions that we view as strategic and complementary to our current business and align with our global strategy to expand our services and our supply chain solution capabilities to customers and vendors throughout Latin America and the Caribbean.

On April 19, 2011, we and two of our subsidiaries, Intcomex Colombia and Intcomex Guatemala completed an investment agreement, the Brightpoint Transaction, with two subsidiaries of Brightpoint, a global leader in providing supply chain solutions to the wireless industry. Pursuant to such agreement, we issued an aggregate 38,769 shares of our Common Stock to Brightpoint Latin America. Effectively, the Brightpoint Transaction was comprised of two transactions: (1) the sale of 25,846 shares of Common Stock for $15.0 million in cash; and (2) the acquisition of certain assets and liabilities of certain operations of Brightpoint Latin America and the equity associated with the Brightpoint Latin America Operations, in exchange for 12,923 shares of Common Stock valued at $7.5 million plus $0.2 million cash, net, at closing.

Additionally, the acquisition of the Brightpoint Latin America Operations provided for a post-closing working capital adjustment to be settled in cash. In September 2011, together with Brightpoint, we finalized the working capital adjustment resulting in an additional payable by Brightpoint to us of $0.9 million, which we received in October 2011.

Following the sale and acquisition transaction, Brightpoint held approximately 23% of the voting equity ownership interests in our company and had one representative on our Board of Directors.

The expected benefits from this business transaction were dependent upon a number of factors, including retaining management personnel to run the operations, successfully integrating the operations, IT systems, customers, vendors and partner relationships of the acquired companies and devoting sufficient capital and management attention to the newly acquired companies. The comparability of our operating results for the year ended December 31, 2012, as compared to the same period of 2011, and for the year ended December 31, 2011, as compared to the same period of 2010, is impacted by the Brightpoint Transaction. In our discussion of the comparison of the year ended December 31, 2012, as compared to the same period of 2011, and the year ended December 31, 2011, as compared to the same period of 2010, in our results of operations, the incremental contribution of the Brightpoint Transaction to our business is presented as if the acquisition was not separately identifiable, as the integration was made directly into our existing operations and was insignificant to our results of operations during the periods presented.

We engaged independent valuation experts to assist in the determination of the fair value of the assets and liabilities acquired in the Brightpoint Transaction. Goodwill of $4.4 million was allocated, with $2.7 million allocated to the Miami Operations and $1.7 million allocated to the In-country Operations in Guatemala and Colombia. The total transaction value was approximately $22.7 million.

June 2012 Transaction

On June 29, 2012, we entered into an agreement with Brightpoint, or the Release Agreement, to, among other things, (i) eliminate the mutual non-competition covenants included in (a) the Purchase Agreement underlying the Brightpoint Transaction, and (b) the Fifth Amended and Restated Shareholders Agreement, and (ii) terminate the License Agreement, with immediate effect, provided that we retained the right to use the Brightpoint names and logos as set forth in the License Agreement in accordance with its terms for a period of 90 days from June 29, 2012. The Release Agreement was entered into in relation to Brightpoint entering into a merger agreement with a global IT wholesale distributor. Additionally, Brightpoint agreed to pay $5.0 million to us, which we received in July 2012. As a result of this transaction, we recognized a gain of $4.3 million related to the termination of the mutual non-compete agreement with Brightpoint, which was recorded in other income in our consolidated statement of operations and comprehensive income (loss). In connection with the Release Agreement, Brightpoint permanently and irrevocably waived all of its voting and information rights under the Shareholders Agreement.

Also on June 29, 2012, we entered into a separate agreement with Brightpoint pursuant to which Brightpoint granted to us an option to purchase our 38,769 shares of common stock held by Brightpoint for $3.0 million, less any dividends paid on such shares to Brightpoint. The option became exercisable upon the closing of a change of control of Brightpoint on October 15, 2012, and is exercisable for five years from the date of that event. We are currently precluded from exercising the option pursuant to the terms of the indenture governing our 13 1/4% Senior Notes.

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

Accounts Receivable. We provide allowances for doubtful accounts on our accounts receivable for estimated losses resulting from our customers’ inability to make required payments due to changes in our customers’ financial condition or other unanticipated events, which could result in charges for additional allowances exceeding our expectations. These estimates require judgment and are influenced by factors, including but not limited to, the following: the large number of customers and their dispersion across wide geographic areas; the fact that no single customer accounted for more than 1.6%, 2.5% and 1.4%, respectively, of our consolidated revenue for the years ended December 31, 2012, 2011 and 2010; the continual credit evaluation of our customers’ financial condition; the aging of our customers’ receivables, individually and in the aggregate; the value and adequacy of credit insurance coverage; the value and adequacy of collateral received from our customers (in certain circumstances); our historical loss experience; and, increases in credit risk due to an economic downturn resulting in our customers’ inability to obtain capital. Uncollectible accounts are written-off against the allowance on an annual basis.

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

There are numerous uncertainties and inherent risks in conducting business, such as but not limited to general economic conditions, actions of competitors, ability to manage growth, actions of regulatory authorities, pending investigations and/or litigation, customer demand and risk relating to international operations. Adverse effects from these risks may result in adjustments to the carrying value of our assets and liabilities in the future, including but not necessarily limited to, goodwill.

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

Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update provides that an entity that reports items of accumulated other comprehensive income improves the transparency of reporting reclassifications by presenting the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, either on the face of the statement where net income is presented or in the notes, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This update is effective for reporting periods beginning after December 15, 2012. We will adopt this guidance for the fiscal year ended December 31, 2013. We do not expect the adoption of this guidance will have a material impact on our financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) which amended then existing guidance by giving an entity the option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. Previous guidance required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. This update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We will adopt this guidance for the fiscal year ended December 31, 2013. We do not expect the adoption of this guidance will have a material impact on our financial statements.

Recently Adopted Accounting Guidance

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update indefinitely defers the provisions ASU 2011-05, Comprehensive Income (Topic 22): Presentation of Comprehensive Income (“ASU 2011-05”) that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented for both interim and annual financial statements. The other provisions in ASU 2011-05 are unaffected by the deferral. During the deferral period, entities will still need to comply with the existing U.S. GAAP requirement for the presentation of reclassification adjustments. This update was effective for annual and interim periods beginning after December 15, 2011. We adopted this guidance on January 1, 2012. The adoption of this guidance did not have a material impact on our financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment which amended the existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Entities will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. This update was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted this guidance on January 1, 2012. The adoption of this guidance did not have a material impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05 to increase the prominence of other comprehensive income in the financial statements. This update provides that an entity that reports items of other comprehensive income either as a continuous single statement of comprehensive income containing two sections—net income and other comprehensive income or in two separate but consecutive statements. This update was effective for fiscal years and interim periods within those years beginning after December 15, 2011. We adopted this guidance on January 1, 2012. The adoption of this guidance did not have a material impact on our financial statements.

In May 2011, the FASB and International Accounting Standards Board issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs which amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This update does not extend the use of fair value accounting but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards. We adopted this guidance on April 1, 2012. The adoption of this guidance did not have a material impact on our financial statements.

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

Comparison of the year ended December 31, 2012 versus the year ended December 31, 2011 and of the year ended December 31, 2011 versus the year ended December 31, 2010

The following table sets forth selected financial data and percentages of revenue for the periods presented:

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
	Dollars (in thousands)	Percentage of Revenue	Dollars (in thousands)	Percentage of Revenue	Dollars (in thousands)	Percentage of Revenue
Revenue	$1,430,478	100.0%	$1,286,973	100.0%	$1,013,272	100.0%
Cost of revenue	1,307,663	91.4%	1,162,161	90.3%	917,529	90.6%

Gross profit	122,815	8.6%	124,812	9.7%	95,743	9.4%
Selling, general and administrative	97,133	6.8%	87,153	6.7%	75,315	7.4%
Depreciation and amortization	4,542	0.3%	4,842	0.4%	4,323	0.4%

Total operating expenses	101,675	7.1%	91,995	7.1%	79,638	7.9%

Operating income	21,140	1.5%	32,817	2.5%	16,105	1.6%
Other expense, net	16,771	1.2%	25,474	2.0%	18,362	1.8%

Income (loss) before provision for income taxes	4,369	0.3%	7,343	0.6%	(2,257)	(0.2)%
Provision for income taxes	2,297	0.2%	3,162	0.2%	1,393	0.1%

Net income (loss)	$2,072	0.1%	$4,181	0.3%	$(3,650)	(0.4)%

Revenue. Revenue increased $143.5 million, or 11.2%, to $1,430.5 million for the year ended December 31, 2012, from $1,287.0 million for the year ended December 31, 2011. Our revenue growth was driven by the increased demand for our products throughout Latin America and the Caribbean combined with our efforts to grow and diversify our product offerings. Revenue growth was driven primarily by the increase in sales of mobile devices of $36.3 million, software of $33.0 million, hard disk drives of $19.2 million, basic “white-box” systems of $18.8 million, printers of $13.6 million, notebook computers of $10.5 million, offset by the decrease of memory products, central processing units, or CPUs, motherboards and monitors. We experienced a 0.7% decrease in unit shipments across our core product lines, which include mobile devices, for the year ended December 31, 2012, as compared to the same period in 2011. During the year ended December 31, 2012, we were lapping over the effects of the Brightpoint Transaction and our expansion into the mobile devices market. We experienced a 16.0% decrease in average sales prices across the same core products for the year ended December 31, 2012, as compared to the same period in 2011, due to the impact of pricing on mobile devices. Revenue derived from our In-country Operations increased $128.9 million, or 14.4%, to $1,027.3 million for the year ended December 31, 2012, from $898.4 million for the year ended December 31, 2011. Revenue derived from our In-country Operations accounted for 71.8% of our total revenue for the year ended December 31, 2012, as compared to 69.8% of our total revenue for the year ended December 31, 2011. The growth in revenue from our In-country Operations was mainly driven by the overall increase in sales in Peru, Chile and Colombia, and to a lesser extent, also driven by the increase in sales in Costa Rica, Panama, Mexico and Ecuador. This growth was driven by the increased sales volume of software, mobile devices, basic “white-box” systems, notebook computers, hard disk drives and printers. Revenue derived from our Miami Operations increased $14.6 million, or 3.7%, to $403.2 million for the year ended December 31, 2012 (net of $323.5 million of revenue derived from sales to our In-country Operations) from $388.6 million for the year ended December 31, 2011 (net of 346.6 million of revenue derived from sales to our In-country Operations). The growth in revenue derived from our Miami Operations reflected the increased sales volume of hard disk drives, mobile devices, printers, software and basic “white-box” systems, partially offset by the decrease in memory products and CPUs.

During the latter part of the year ended December 31, 2012, we realized a negative impact on sales of mobile devices due to the softening demand, increased competition and excess availability of certain models in the market. This resulted in reduced gross margins and increased obsolescence expense. Although we continue to experience the dilutive effect of mobile device sales on our gross margins, we continue to focus our efforts on broadening our product offerings and increasing mobile device sales in our In-country Operations, so as to counteract these market conditions.

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

Gross profit. Gross profit decreased $2.0 million, or 1.6%, to $122.8 million for the year ended December 31, 2012, from $124.8 million for the year ended December 31, 2011. The decrease was primarily driven by the increase of $2.9 million in inventory obsolescence provision related to our In-country Operations and our Miami Operations. Gross profit from our In-country Operations increased $8.2 million, or 10.7%, to $85.0 million for the year ended December 31, 2012, from $76.8 million for the year ended December 31, 2011. The improvement in gross profit from our In-country Operations was driven by the increase in sales volume of software, mobile devices, basic “white-box” systems, notebook computers, hard disk drives and printers, partially offset by the incremental inventory obsolescence provision. Gross profit from our In-country Operations accounted for 69.2% of our consolidated gross profit for the year ended December 31, 2012, as compared to 61.5% for the year ended December 31, 2011. Gross profit from our Miami Operations decreased $10.2 million, or 21.3%, to $37.8 million for the year ended December 31, 2012, as compared to $48.1 million for the year ended December 31, 2011. The decline in gross profit from our Miami Operations was driven by the decreased sales volume of memory products, CPUs, motherboards and monitors and the incremental inventory obsolescence provision, offset by the increased sales volume of hard disk drives, mobile devices, printers, software and basic “white-box” systems. Gross profit from our Miami Operations accounted for 30.8% of our consolidated gross profit for the year ended December 31, 2012, as compared to 38.5% for the year ended December 31, 2011. As a percentage of revenue, gross margin was 8.6% for the year ended December 31, 2012, as compared to 9.7% for the year ended December 31, 2011. The decrease of gross margin of 1.1% was primarily driven by the dilutive impact of mobile device sales and the loss of 20 basis points due to additional inventory obsolescence provision recognized during the year ended December 31, 2012, as compared to the same period in 2011.

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

Operating expenses. Total operating expenses increased $9.7 million, or 10.5% to $101.7 million for the year ended December 31, 2012, as compared to $92.0 million for the year ended December 31, 2011. Excluding the effects of weakening foreign currencies, the increase in operating expenses resulted from higher salary and payroll-related expenses of $7.3 million, marketing and advertising expense of $1.0 million, travel and transportation expenses of $0.9 million and facilities-related expenses of $0.8 million, partially offset by lower professional fees of $0.2 million. The increase in operating expenses reflects our expansion of product offerings and the need to support the incremental business. As a percentage of revenue, operating expenses were 7.1% of revenue for the years ended December 31, 2012 and 2011. As a percentage of total operating expenses, salary and payroll-related expenses increased to 56.1% of total operating expenses for the year ended December 31, 2012, as compared to 54.3% for the year ended December 31, 2011. Operating expenses from our In-country Operations increased $11.3 million, or 19.2% to $70.2 million for the year ended December 31, 2012, as compared to $58.9 million for the year ended December 31, 2011. Excluding the effects of weakening foreign currencies, the increase in the operating expenses from our In-country Operations resulted primarily from higher salary and payroll-related expenses of $5.2 million, of which $0.6 million related to severance costs resulting from the restructuring actions to cease operations in Argentina during 2012, higher facilities-related expenses of $1.0 million, marketing and advertising expenses of $0.9 million, travel and transportation expenses of $0.7 million and bad debt expense of $0.4 million. Operating expenses from our In-country Operations benefited from the effects of weakening foreign currencies of $0.3 million primarily in Mexico and Uruguay. Operating expenses from our Miami Operations decreased $1.6 million, or 5.0%, to $31.5 million for the year ended December 31, 2012, as compared to $33.1 million for the year ended December 31, 2011, due primarily lower bad debt expense of $0.4 million, facilities-related expenses of $0.3 million and insurance related expenses of $0.3 million.

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

Operating income. Operating income decreased $11.7 million, or 35.6%, to $21.1 million for the year ended December 31, 2012, from $32.8 million for the year ended December 31, 2011, due to the higher operating expenses in our In-country Operations and lower sales and margins on the sale of mobile devices in our Miami Operations. Operating income from our In-country Operations decreased $3.1 million, or 17.3%, to $14.8 million for the year ended December 31, 2012, from $17.9 million for the year ended December 31, 2011. Operating income from our Miami Operations decreased $8.6 million, or 57.5%, to $6.4 million for the year ended December 31, 2012, from $14.9 million for the year ended December 31, 2011.

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

Other expense, net. Other expense, net decreased $8.7 million, or 34.2%, to $16.8 million for the year ended December 31, 2012, from $25.5 million for the year ended December 31, 2011. The decrease in other expense, net was primarily attributable to the one-time $4.3 million gain recognized related to the termination of the mutual non-compete agreement with Brightpoint and foreign exchange gain of $1.0 million, primarily in Chile, during the year ended December 31, 2012, as compared to foreign exchange loss of $5.5 million, primarily in Chile and Colombia, during the same period in 2011.

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

Provision for income taxes. Provision for income taxes decreased $0.9 million, or 27.4% to $2.3 million for the year ended December 31, 2012, from $3.2 million for the year ended December 31, 2011. The change was primarily due to the increased deferred benefits from our In-country Operations, offset by higher current expense from our In-country Operations.

Provision for income taxes increased $1.8 million to $3.2 million for the year ended December 31, 2011, from $1.4 million for the year ended December 31, 2010. The increase was due to the higher taxable earnings in our In-country Operations, primarily Chile, Guatemala, El Salvador and Costa Rica and partially reduced by decreased levels of valuation allowances recorded against U.S. NOLs.

Net income. Net income was $2.1 million for the year ended December 31, 2012, as compared to $4.2 million for the year ended December 31, 2011.

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

Our cash and cash equivalents were $30.6 million as of December 31, 2012, as compared to $25.7 million as of December 31, 2011. Our working capital decreased to $116.5 million as of December 31, 2012, as compared to $121.3 million as of December 31, 2011, primarily as a result of the increase in lines of credit borrowing of $18.2 million, offset by the increase in notes and other receivables of $10.6 million. We believe our existing cash and cash equivalents, as well as any cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Changes in Financial Condition

The following table summarizes our cash flows for the periods presented:

	For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Cash flows used in operating activities	$(10,172)	$(19,974)	$(174)
Cash flows provided by (used in) investing activities	2,421	(2,369)	(4,159)
Cash flows provided by financing activities	12,761	19,573	6,460
Effect of foreign currency exchange rate changes on cash and cash equivalents	(131)	(390)	(494)

Net increase (decrease) in cash and cash equivalents	$4,879	$(3,160)	$1,633

Cash flows from operating activities. Our cash flows from operating activities resulted in a requirement of $10.2 million for the year ended December 31, 2012, as compared to a requirement of $20.0 million for the year ended December 31, 2011. The variance was primarily driven by the change in trade accounts receivable which resulted in decreased usage of cash totaling $16.1 million. The change between years was also driven by the decrease in inventory, net of related changes in accounts payable, which resulted in an incremental $4.1 million in operating cash flow during the current year. These favorable variances were offset by various other working capital movements driven by the decrease in operating income.

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

Cash flows from investing activities. Our cash flows from investing activities resulted in a generation of $2.4 million for the year ended December 31, 2012, as compared to a requirement of $2.4 million for the year ended December 31, 2011. The change was primarily driven by the $5.0 million proceeds from the termination for the mutual non-compete agreement with Brightpoint.

Our cash flows from investing activities resulted in a requirement of $2.4 million for the year ended December 31, 2011, as compared to a requirement $4.2 million during the year ended December 31, 2010. The change was primarily a result of the absence of capital expenditures related to the implementation of our company-wide ERP management and financial accounting system in our operations in Mexico and the server upgrade in our Miami Operations during the year ended December 31, 2010. Acquisition of business reflects the net cash impact of the Brightpoint strategic transaction closed in April 2011 and the subsequent collection on the working capital adjustment in October 2011.

Cash flows from financing activities. Our cash flows from financing activities resulted in a generation of $12.8 million for the year ended December 31, 2012, as compared to a generation of $19.6 million for the year ended December 31, 2011. The change was primarily the result of the absence of the $15.0 million proceeds received from the issuance of common stock in connection with the Brightpoint Transaction in 2011, offset by the higher net borrowings under our lines of credit by our Miami Operations during the year ended December 31, 2012.

Our cash flows from financing activities resulted in a generation of $19.6 million for the year ended December 31, 2011, as compared to a generation of $6.5 million for the year ended December 31, 2010. The change was primarily due to higher borrowings under our lines of credit primarily by our In-country Operations during the year ended December 31, 2011, as compared to the same period in 2010, combined with the $15.0 million cash received from the shares issued in connection with the Brightpoint Transaction in April 2011, partially offset by the redemption of $5.0 million of our 13 1/4% Senior Notes in arm’s length transactions.

Working Capital Management

The successful management of our working capital needs is a key driver of our growth and cash flow generation. The following table sets forth certain information about the largest components of our working capital: our trade accounts receivable, inventories and accounts payable:

	As of December 31,
	2012	2011	2010
	(Dollars in thousands)
Balance sheet data:
Trade accounts receivable, net of allowance	$142,431	$137,921	$116,888
Inventories	163,355	169,138	110,390
Accounts payable	212,210	208,409	147,129

Other data:
Trade accounts receivable days(1)	36.4	39.1	42.1
Inventory days(2)	45.7	53.1	43.9
Accounts payable days(3)	(59.4)	(65.5)	(58.5)

Cash conversion cycle days(4)	22.7	26.7	27.5

(1)	Trade accounts receivable days is defined as our consolidated trade accounts receivable (net of allowance for doubtful accounts) as of the last day of the period divided by our consolidated revenue for such period times 366 days for the year ended December 31, 2012 and 365 days for the years ended December 31, 2011 and 2010. Our consolidated trade accounts receivable for our In-country Operations include value added tax at a rate of between 5% and 27% (depending on the country). The exclusion of such value added tax would result in lower trade accounts receivable days.

(2)	Inventory days is defined as our consolidated inventory as of the last day of the period divided by our consolidated cost of goods sold for such period times 366 days for the year ended December 31, 2012 and 365 days for the years ended December 31, 2011 and 2010.
(3)	Accounts payable days is defined as our consolidated accounts payable as of the last day of the period divided by our consolidated cost of goods sold for such period times 366 days for the year ended December 31, 2012, 365 days for the years ended December 31, 2011 and 2010.
(4)	Cash conversion cycle is defined as our trade accounts receivable days plus inventory days less accounts payable days.

Cash conversion cycle days. One measurement we use to monitor working capital is the cash conversion cycle, which measures the number of days to convert trade accounts receivable and inventory, net of accounts payable, into cash. Our cash conversion cycle decreased to 22.7 days as of December 31, 2012, from 26.7 days as of December 31, 2011. Trade accounts receivable days decreased to 36.4 days as of December 31, 2012, from 39.1 days as of December 31, 2011. Inventory days decreased to 45.7 days as of December 31, 2012, from 53.1 days as of December 31, 2011. Accounts payable days decreased to 59.4 days as of December 31, 2012, as compared to 65.5 days as of December 31, 2011, due to the increase in inventory-related payables.

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

Trade accounts receivable. We principally sell products to a large base of third-party distributors, resellers and retailers throughout Latin America and the Caribbean and to other Miami-based exporters of IT products to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No single customer accounted for more than 1.6%, 2.5% and 1.4%, respectively, of our consolidated revenue for the years ended December 31, 2012, 2011 and 2010. We provide trade credit to our customers in the normal course of business. The collection of a substantial portion of our receivables is susceptible to changes in Latin America and Caribbean economies and political climates. We monitor our exposure for credit losses and maintain allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting our industry. The financial condition of our customers and the related allowance for doubtful accounts is continually reviewed by management.

Prior to extending credit to a customer, we analyze the customer’s financial history and obtain personal guarantees, where appropriate. Our Miami Operations and In-country Operations in Chile use credit insurance and make provisions for estimated credit losses. Our other In-country Operations make provisions for estimated credit losses but generally do not use credit insurance. Our Miami Operations has a credit insurance policy covering trade sales to non-affiliated buyers. The policy’s aggregate limit is $35.0 million with an aggregate deductible of $1.0 million; the policy expires on August 31, 2013. In addition, 10% or 20% buyer coinsurance provisions and sub-limits in coverage on a per-buyer and per-country basis apply. The policy also covers certain large, local companies in Argentina, Costa Rica, El Salvador, Guatemala, Jamaica and Peru. Our In-country Operations in Chile insures certain customer accounts with a credit insurance company in Chile; the policy expired on October 31, 2012 and was not renewed.

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

Capital Expenditures and Investments

Capital expenditures decreased to $3.0 million for the year ended December 31, 2012, as compared to $3.4 million for the year ended December 31, 2011.

Capital expenditures decreased to $3.4 million for the year ended December 31, 2011, as compared to $4.2 million for the year ended December 31, 2010. The decrease was primarily a result of the absence of the expenditures related to the implementation of our company-wide ERP management and financial accounting system.

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

As of December 31, 2012 and 2011, the total amounts outstanding under our lines of credit, overdraft and credit facilities were $50.0 million and $31.8 million, respectively, of which $38.6 million and $14.5 million, respectively, related our Miami Operations and $11.4 million and $17.3 million, respectively, related to our In-country Operations.

SBA Miami – PNC Bank Revolving Credit Facility

On July 25, 2011, SBA terminated the senior secured revolving credit facility with Comerica Bank, or the Comerica Credit Facility, and, collectively with its consolidated subsidiaries, replaced it with a revolving credit and security agreement with PNC Bank, or the PNC Credit Facility. On July 26, 2011, with proceeds from the PNC Credit Facility, SBA paid the remaining balance outstanding under the Comerica Credit Facility of $15.1 million and had no outstanding borrowings under the Comerica Credit Facility. The PNC Credit Facility provides for a secured revolving credit facility in the aggregate amount of $30.0 million, including standby letters of credit commitments in an aggregate undrawn face amount of up to $3.0 million. The borrowing capacity under the PNC Credit Facility is based upon 85.0% of eligible accounts receivable, plus the lesser of: (i) 60.0% of eligible domestic inventory; (ii) 90% of the liquidation value of eligible inventory; or (iii) $16.5 million. The PNC Credit Facility has a three-year term and is scheduled to mature on July 25, 2014. SBA’s obligations under the PNC Credit Facility are secured by a first priority lien on all of its assets. We entered into a guaranty agreement with PNC Bank to guarantee the performance of SBA’s obligations under the PNC Credit Facility. SBA will use the PNC Credit Facility for working capital, capital expenditures and general corporate purposes.

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

The PNC Credit Facility contains provisions requiring us and SBA to maintain compliance with minimum consolidated fixed charge coverage ratios each not less than 1.00 to 1.00 for us and 1.10 to 1.00 for SBA, in each case, for the four quarter period ending December 31, 2011 and as of the end of each fiscal quarter thereafter. The PNC Credit Facility is subject to several customary covenants and certain events of default, including but not limited to, non-payment of principal or interest on obligations when due, violation of covenants, creation of liens, breaches of representations and warranties, cross default to certain other indebtedness, bankruptcy events and change of ownership or control. In addition, the PNC Credit Facility contains a number of covenants that, among other things, restrict SBA’s ability to: (i) incur additional indebtedness; (ii) make certain capital expenditures; (iii) guarantee certain obligations; (iv) create or allow liens on certain assets; (v) make investments, loans or advances; (vi) pay dividends, make distributions or undertake stock and other equity interest buybacks; (vii) make certain acquisitions; (viii) engage in mergers, consolidations or sales of assets; (ix) use the proceeds of the revolving credit facility for certain purposes; (x) enter into transactions with affiliates in non-arms’ length transactions; (xi) make certain payments on subordinated indebtedness; and (xii) acquire or sell subsidiaries.

On January 25, 2012, SBA together with its consolidated subsidiaries executed the PNC Credit Facility Amendment, increasing the maximum amount available for borrowing under the facility from $30.0 million to $50.0 million, including standby letters of credit commitments in an aggregate undrawn face amount of up to $3.0 million. The PNC Credit Facility Amendment also increased the monthly collateral evaluation fee, the annual facility fee of the unused commitment amount from 0.25% to 0.375% and the inventory cap from $16.5 million to $25.0 million.

As of December 31, 2012, SBA’s outstanding draws against the PNC Credit Facility were $38.6 million, net of $0.2 million excess cash in bank, and the remaining amount available was $11.4 million. As of December 31, 2012, SBA did not have any outstanding undrawn standby letters of credit.

As of December 31, 2012, SBA was in compliance with all of its covenants under the PNC Credit Facility.

Intcomex, Inc. – 13 1/4% Senior Notes

On December 22, 2009, we completed a private offering, to eligible purchasers, of the $120.0 million aggregate principal amount of our original 13 1/4% Senior Notes due December 15, 2014, or the Original 13 1/4% Senior Notes, with an interest rate of 13.25% per year, payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2010, or the Original 13 1/4% Senior Notes Offering. The Original 13 1/4% Senior Notes were offered at an initial offering price of 94.43% of par, or an effective yield to maturity of approximately 14.875%.

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

In connection with the Original 13 1/4% Senior Notes Offering, we and certain of our subsidiaries that guaranteed our obligations, or the Guarantors, under the indenture governing our Prior 11 3/4% Senior Notes, or the Prior 11 3/4% Senior Notes Indenture, entered into an indenture, or the Original 13 1/4% Senior Notes Indenture, with The Bank of New York Mellon Trust Company, N.A., or the Trustee. Our obligations under the Original 13 1/4% Senior Notes and the Guarantors’ obligations under the guarantees were secured on a second priority basis by a lien on 100% of the capital stock of certain of our and each Guarantor’s directly owned domestic restricted subsidiaries; 65% of the capital stock of our and each Guarantor’s directly owned foreign restricted subsidiaries; and substantially all the assets of SBA, to the extent that those assets secure the Comerica Credit Facility with Comerica Bank, subject to certain exceptions.

On February 8, 2011, we commenced the exchange offer for all of our outstanding Original 13 1/4% Senior Notes for an equal principal amount of 13 1/4% Senior Notes. The 13 1/4% Senior Notes are substantially identical to the Original 13 1/4% Senior Notes, except that the 13 1/4% Senior Notes have been registered under the Securities Act of 1933 and do not bear any legend restricting their transfer. The exchange offer was scheduled to expire on March 9, 2011 and was extended until March 11, 2011. We accepted for exchange all of the $120.0 million aggregate principal amount of the Original 13 1/4% Senior Notes, representing 100% of the principal amount of the outstanding Original 13 1/4% Senior Notes, which were validly tendered and not withdrawn.

Subject to certain requirements, we were required to redeem $5.0 million aggregate principal amount of the 13 1/4% Senior Notes on December 15, 2011 and $5.0 million aggregate principal amount of the 13 1/4% Senior Notes on December 15, 2012 and are required to redeem $10.0 million aggregate principal amount of the 13 1/4% Senior Notes on December 15, 2013, at a redemption price equal to 100% of the aggregate principal amount of the 13 1/4% Senior Notes to be redeemed, together with accrued and unpaid interest to the redemption date subject to certain requirements.

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

The 13 1/4% Senior Notes contain a single financial restrictive covenant. We must maintain a consolidated leverage ratio not to exceed 4.75 to 1.00. Our failure to comply with the restrictive covenant could result in an event of default, which, if not cured or waived, could result in either of us having to repay our respective borrowings before their respective due dates. If we are forced to refinance these borrowings on less favorable terms, our results of operations or financial condition could be harmed. In addition, if we are in default under any of our existing or future debt facilities, we also will not be able to borrow additional amounts under those facilities to the extent they would otherwise be available. As of December 31, 2012 and 2011, we had a consolidated total leverage ratio of 3.32 to 1.00 and 2.90 to 1.00, respectively.

On June 15 and December 15, 2011, we made mandatory semi-annual interest payments of $8.0 million and $7.6 million, respectively, on our 13 1/4% Senior Notes. On June 15 and December 15, 2010, we made mandatory semi-annual interest payments of $7.6 million and $8.0 million, respectively, on our Original 13 1/4% Senior Notes.

On September 14, September 27 and November 10, 2011, we purchased $2.1 million, $1.8 and $1.1 million, respectively, (an aggregate of $5.0 million face value) of our 13 1/4% Senior Notes in arm’s length transactions, at 98.25, 97.50 and 96.50, respectively, of face value plus accrued interest and recognized a gain on the redemption of our 13 1/4% Senior Notes of $121 for the year ended December 31, 2011, which is included in other expense, net in the consolidated statements of operations and comprehensive income (loss). This satisfied our redemption requirements for December 15, 2011.

On June 14, 2012, we made a mandatory semi-annual interest payment of $7.6 million on our 13 1/4% Senior Notes.

On September 5, 2012, we purchased $1.0 million face value of our 13 1/4% Senior Notes in an arm’s length transaction, at 102.25 of face value plus accrued interest. We recognized a loss on the redemption of our 13 1/4% Senior Notes of $23 thousand for the year ended December 31, 2012, which is included in other expense, net in the consolidated statements of operations and comprehensive income (loss). On December 14, 2012, we redeemed $4.0 million face value of our 13 1/4% Senior Notes, as required by the indenture governing our 13 1/4% Senior Notes, at 100.00 of face value. Also, on December 14, 2012, we made a semi-annual interest payment of $7.6 million, on the 13 1/4% Senior Notes. This satisfied our redemption requirements for December 15, 2012.

As of December 31, 2012 and 2011, the principal amount of the remaining outstanding 13 1/4% Senior Notes was $110.0 million and $115.0 million, respectively, and the carrying value was $107.2 million and $110.9 million. As of December 31, 2012 and 2011, we were in compliance with all of the covenants and restrictions under the 13 1/4% Senior Notes.

Off-Balance Sheet Arrangements

We have agreements with unrelated third parties to factor specific accounts receivable in several of our In-country Operations. The factoring is treated as a sale in accordance with FASB ASC 860, Transfers and Servicing, and is accounted for as an off-balance sheet arrangement. Proceeds from the transfers reflect the face value of the account less a discount, which is recorded as a charge to interest expense in our consolidated statements of operations and comprehensive income (loss) in the period the sale occurs. Net funds received are recorded as an increase to cash and a reduction to accounts receivable outstanding in our consolidated balance sheets. We report the cash flows attributable to the sale of receivables to third parties and the cash receipts from collections made on behalf of and paid to third parties, on a net basis as trade accounts receivables in cash flows from operating activities in our consolidated statement of cash flows.

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

Indemnity Letter Agreement

On March 16, 2011, we entered into an indemnity letter agreement with Anthony and Michael Shalom, or the Shaloms, and a CVCI subsidiary, CVCI Intcomex Investment LP, or CVCI Investment, pursuant to which we agreed to return approximately $0.9 million, or the Reimbursement Amount, to the Shaloms. The return of the Reimbursement Amount is a result of an overpayment by the Shaloms of an indemnification payment owed to CVCI Investment and paid to us pursuant to an indemnity agreement letter between the Shaloms and CVCI Investment, dated as of June 29, 2007. The Reimbursement Amount represents a refund claimed by the Shaloms, as a result of a tax benefit recognized by us in connection with the gross indemnifiable loss. Accordingly, the original indemnification payment exceeded the ultimate indemnifiable loss because it did not account for the effect of this tax benefit. The Reimbursement Amount is equal to the indemnifying shareholders’ prorata share of the tax benefit recognized. The Reimbursement Amount is payable at the earlier of: (i) such time that such payment is not prohibited by any agreement by which we or any of its subsidiaries is bound; and (ii) a change of control other than that as a result of an IPO.

Restricted Stock Grant Agreement

On April 1, 2011, we adopted a basic employee membership restricted stock grant agreement compensation plan for eligible employees to receive compensation in the form of restricted shares of Common Stock, or the Employee Restricted Stock Plan. On July 1, 2012, 1,444 restricted shares of Common Stock were granted and issued to employees under the Employee Restricted Stock Plan. As of December 31, 2012, of the 1,444 restricted shares of Common Stock that were issued on July 1, 2012 to employees, 256 shares vested and 1,188 shares remained restricted.

As of December 31, 2011, there were no shares of Common Stock granted or issued under this plan.

Certificate of Incorporation Amendment

On April 19, 2011, we filed an amendment to our certificate of incorporation, which increased the number of authorized shares of Common Stock to 200,000 shares, eliminated the Original Class B Common Stock and converted all outstanding shares of the Original Class B Common Stock to shares of voting Common Stock.

Brightpoint Transaction

April 2011 Transaction

From time to time, we evaluate opportunities to pursue business transactions that we view as strategic and complementary to our current business and align with our global strategy to expand our services and our supply chain solution capabilities to customers and vendors throughout Latin America and the Caribbean.

On April 19, 2011, we and two of our subsidiaries, Intcomex Colombia and Intcomex Guatemala, completed an investment agreement, the Brightpoint Transaction with Brightpoint. Pursuant to such agreement, we issued an aggregate of 38,769 shares of our Common Stock to Brightpoint Latin America. Effectively, the Brightpoint Transaction was comprised of two transactions: (1) the sale of 25,846 shares of Common Stock for $15.0 million in cash; and (2) the acquisition of certain assets and liabilities of certain operations of Brightpoint Latin America and the equity associated with the Brightpoint Latin America Operations, in exchange for 12,923 shares of Common Stock valued at $7.5 million plus $0.2 million cash, net, at closing.

Additionally, the acquisition of the Brightpoint Latin America Operations provided for a post-closing working capital adjustment to be settled in cash. In September 2011, together with Brightpoint, we finalized the working capital adjustment resulting in an additional payable by Brightpoint to us of $0.9 million, which we received in October 2011.

Following the sale and acquisition transaction, Brightpoint held approximately 23% equity ownership interests in our company and had one representative on our Board of Directors.

The expected benefits from this business transaction were dependent upon a number of factors, including retaining management personnel to run the operations, successfully integrating the operations, IT systems, customers, vendors and partner relationships of the acquired companies and devoting sufficient capital and management attention to the newly acquired companies. The comparability of our operating results for the year ended December 31, 2012, as compared to the same period of 2011, and for the year ended December 31, 2011, as compared to the same period of 2010, is impacted by the Brightpoint Transaction. In our discussion of the comparison of the year ended December 31, 2012, as compared to the same period of 2011, and the year ended December 31, 2011, as compared to the same period of 2010, in our results of operations, the incremental contribution of the Brightpoint Transaction to our business is presented as if the acquisition was not separately identifiable, as the integration was made directly into our existing operations and was insignificant to our results of operations during the periods presented.

We engaged independent valuation experts to assist in the determination of the fair value of the assets and liabilities acquired in the Brightpoint Transaction. Goodwill of $4.4 million was allocated, with $2.7 million allocated to the Miami Operations and $1.7 million allocated to the In-country Operations in Guatemala and Colombia. The total transaction value was approximately $22.7 million.

June 2012 Transaction

On June 29, 2012, we entered into an agreement with Brightpoint, or the Release Agreement, to, among other things, (i) eliminate the mutual non-competition covenants included in (a) the Purchase Agreement underlying the Brightpoint Transaction, and (b) the Fifth Amended and Restated Shareholders Agreement and (ii) terminate the License Agreement, with immediate effect, provided that we retained the right to use the Brightpoint names and logos as set forth in the License Agreement in accordance with its terms for a period of 90 days from June 29, 2012. The Release Agreement was entered into in relation to Brightpoint entering into a merger agreement with a global IT wholesale distributor. Additionally, Brightpoint agreed to pay $5.0 million to us, which we received in July 2012. As a result of this transaction, we recognized a gain of $4.3 million related to the termination of the mutual non-compete agreement with Brightpoint, which was recorded in other income in our consolidated statement of operations and comprehensive income (loss). In connection with the Release Agreement, Brightpoint permanently and irrevocably waived all of its voting and information rights under the Shareholders Agreement.

Also on June 29, 2012, we entered into a separate agreement with Brightpoint pursuant to which Brightpoint granted to us an option to purchase our 38,769 shares of common stock held by Brightpoint for $3.0 million, less any dividends paid on such shares to Brightpoint. The option became exercisable upon the closing of a change of control of Brightpoint on October 15, 2012, and is exercisable for five years from the date of that event. We are currently precluded from exercising the option pursuant to the terms of the indenture governing our 13 1/4% Senior Notes.

Contractual Obligations

The following table summarizes our contractual obligations and the payments due on such obligations as of December 31, 2012:

	Payments Due by Period (Dollars in millions)
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	5 Years
Debt obligations(1)	$160.6	$60.3	$100.3	$—	$—
Interest on debt obligations(2)	27.9	14.6	13.3	—	—
Operating lease obligations	24.7	4.5	7.0	2.9	10.3

Total	$213.2	$79.4	$120.6	$2.9	$10.3

(1)	Debt obligations include our short and long term debt principal and the $2.8 million original issue discount remaining related to the issuance of our 13 1/4% Senior Notes.
(2)	Interest on debt obligations is calculated assuming no early prepayment or redemption.

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

Accounts Receivable. We provide allowances for doubtful accounts on our accounts receivable for estimated losses resulting from our customers’ inability to make required payments due to changes in our customers’ financial condition or other unanticipated events, which could result in charges for additional allowances exceeding our expectations. These estimates require judgment and are influenced by factors, including but not limited to, the following: the large number of customers and their dispersion across wide geographic areas; the fact that no single customer accounted for more than 1.6%, 2.5% and 1.4%, respectively, of our consolidated revenue for the years ended December 31, 2012, 2011 and 2010; the continual credit evaluation of our customers’ financial condition; the aging of our customers’ receivables, individually and in the aggregate; the value and adequacy of credit insurance coverage; the value and adequacy of collateral received from our customers (in certain circumstances); our historical loss experience; and, increases in credit risk due to an economic downturn resulting in our customers’ inability to obtain capital. Uncollectible accounts are written-off against the allowance on an annual basis.

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

There are numerous uncertainties and inherent risks in conducting business, such as but not limited to general economic conditions, actions of competitors, ability to manage growth, actions of regulatory authorities, pending investigations and/or litigation, customer demand and risk relating to international operations. Adverse effects from these risks may result in adjustments to the carrying value of our assets and liabilities in the future, including but not necessarily limited to, goodwill.

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

Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update provides that an entity that reports items of accumulated other comprehensive income improves the transparency of reporting reclassifications by presenting the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, either on the face of the statement where net income is presented or in the notes, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This update is effective for reporting periods beginning after December 15, 2012. We will adopt this guidance for the fiscal year ended December 31, 2013. We do not expect the adoption of this guidance will have a material impact on our financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) which amended then existing guidance by giving an entity the option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. Previous guidance required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. This update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We will adopt this guidance for the fiscal year ended December 31, 2013. We do not expect the adoption of this guidance will have a material impact on our financial statements.

Recently Adopted Accounting Guidance

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update indefinitely defers the provisions ASU 2011-05, Comprehensive Income (Topic 22): Presentation of Comprehensive Income (“ASU 2011-05”) that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented for both interim and annual financial statements. The other provisions in ASU 2011-05 are unaffected by the deferral. During the deferral period, entities will still need to comply with the existing U.S. GAAP requirement for the presentation of reclassification adjustments. This update was effective for annual and interim periods beginning after December 15, 2011. We adopted this guidance on January 1, 2012. The adoption of this guidance did not have a material impact on our financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment which amended the existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Entities will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. This update was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted this guidance on January 1, 2012. The adoption of this guidance did not have a material impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05 to increase the prominence of other comprehensive income in the financial statements. This update provides that an entity that reports items of other comprehensive income either as a continuous single statement of comprehensive income containing two sections—net income and other comprehensive income or in two separate but consecutive statements. This update was effective for fiscal years and interim periods within those years beginning after December 15, 2011. We adopted this guidance on January 1, 2012. The adoption of this guidance did not have a material impact on our financial statements.

In May 2011, the FASB and International Accounting Standards Board issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs which amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This update does not extend the use of fair value accounting but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards. We adopted this guidance on April 1, 2012. The adoption of this guidance did not have a material impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign exchange risk

Our principal market risk relates to foreign exchange rate sensitivity, which is the risk related to fluctuations of local currencies in our in-country markets, as compared to the U.S. dollar. We periodically engage in foreign currency derivative instruments when available and when doing so is not cost prohibitive. In periods when we do not, foreign currency fluctuations may adversely affect our results of operations, including our gross and operating margins. As of December 31, 2012, we did not have any derivative instruments outstanding. As of December 31, 2011, our foreign currency forward contracts with a notional amount of $9.4 million had a fair value of $0.1 million.

A significant portion of our revenues from our In-country Operations is invoiced in currencies other than the U.S. dollar, even though prices for IT products in our in-country markets are based on U.S. dollar amounts. For the years ended December 31, 2012, 2011 and 2010, 45.3%, 44.4% and 45.3%, respectively, of our total revenue was invoiced in currencies other than the U.S. dollar. In addition, a significant majority of our cost of revenue is driven by the pricing of products in U.S. dollars. As a result, our gross profit and gross margins will be affected by fluctuations in foreign currency exchange rates. In addition, a significant amount of our in-country operating expenses are denominated in currencies other than the U.S. dollar. For the years ended December 31, 2012, 2011 and 2010, 57.6%, 57.3% and 53.8%, respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. As a result, our operating expenses and operating margins will be affected by fluctuations in foreign currency exchange rates.

In most markets, including Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, we invoice in local currency. Foreign currency fluctuations in these markets will impact our results of operations, both through foreign currency transactions and through the remeasurement of the financial statements into U.S. dollars. In the case of foreign currency transactions, inventory is recorded in the books and records of each of our In-country Operations in the local currency at the exchange rate in effect on the date the inventory is received. When a sale of this inventory is made by our In-country Operations, it is invoiced and recorded in the books and records in the local currency based on the U.S. dollar price converted at the exchange rate in effect on the date of sale. As a result, the appreciation of a local currency in one of these markets between the time that inventory is purchased and the time it is sold could have a marginal impact on our gross profit in U.S. dollar terms, thereby impacting our gross margins. In these cases, the settlement of the initial payable owed to a vendor (including, in many cases, our Miami Operations) results in a foreign exchange loss (gain), which is included in foreign exchange (gain) loss in our consolidated statements of operations and comprehensive income (loss) and which effectively offsets, in part, the reduction in gross profit. Conversely, the weakening of a local currency in one of these markets will have the opposite effect from those described above on our gross profit and gross margins.

The U.S. dollar is the functional currency in the preparation of our consolidated financial statements in each of our In-country Operations, except in Mexico where the functional currency is the Mexican Peso. In most of our In-country Operations, including Argentina, Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico, Peru and Uruguay, our books and records are prepared in currencies other than the U.S. dollar. Remeasurement into the U.S. dollar is required for the preparation of our consolidated financial statements and will impact our results of operations. Remeasurement of our operating expenses is performed using an appropriately weighted-average exchange rate for the period. For periods where the local currency has appreciated relative to the U.S. dollar, the remeasurement increases the U.S. dollar amount of our operating expenses, thereby adversely impacting our operating margins. Conversely, the weakening of a local currency in one of these markets will have the opposite effect from those described above on operating expenses and operating margins. For example, we estimate that a one percent weakening or strengthening of the U.S. dollar against these local currencies would have increased or decreased our selling, general and administrative expenses by approximately $0.6 million, $0.5 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Remeasurement of our monetary assets and liabilities is performed using exchange rates at the balance sheet date, with the changes being recognized in foreign exchange (gain) loss in our consolidated statements of operations and comprehensive income (loss).

In Ecuador, El Salvador and Panama, all of our transactions are conducted in U.S. dollars and all of our financial statements are prepared using the U.S. dollar, and therefore, foreign exchange fluctuations do not directly impact our results of operations.

We believe that our broad geographical scope reduces our exposure to the risk of significant and sustained currency fluctuations in any of our Latin American or Caribbean markets. In addition, a relatively small portion of the sales from our In-country Operations in Chile, Costa Rica, Peru and Uruguay can be invoiced, at the election of certain of our customers, in U.S. dollars, thereby reducing the overall impact of fluctuations in foreign currency exchange rates in these countries. In addition, from time to time, in Chile, Guatemala and Peru, we reduce our exposure to the risk of currency devaluation by drawing on a local currency-denominated line of credit to acquire U.S. dollars.

If there are large and sustained devaluations of local currencies, many of our products can become more expensive in local currencies which could result in our customers having difficulty paying those invoices and, in turn, resulting in decreases in revenue. Moreover, such devaluations may adversely impact demand for our products because our customers may be unable to afford them. In these circumstances, we will usually offer a repayment plan for an affected customer, which in our experience has usually resulted in successful collection. In addition, other than accounts receivable owed by affiliates, substantially all of our Miami Operations’ foreign accounts receivable are insured by a worldwide credit insurance company. The policy’s aggregate limit is $35.0 million with an aggregate deductible of $1.0 million; the policy expires on August 31, 2013. In addition, 10% or 20% buyer coinsurance provisions apply, as well as sub-limits in coverage on a per-buyer and on a per-country basis. The policy also covers certain large, local companies in Argentina, Costa Rica, El Salvador, Guatemala, Jamaica and Peru. Our In-country Operations in Chile insures certain customer accounts with a credit insurance company in Chile; the policy expired on October 31, 2012 and was not renewed.

It is our policy not to enter into foreign currency transactions for speculative purposes.

Interest rate risk

We are also exposed to market risk related to interest rate sensitivity, which is the risk that future changes in interest rates may affect our net income or our net assets. Given that a majority of our debt is a fixed rate obligation, we do not believe that we have a material exposure to interest rate fluctuations. As of December 31, 2012, assuming SBA’s $50.0 million floating rate revolving credit facility with PNC Bank was fully drawn for the entire year, a 1.0% (100 basis points) increase (or decrease) in the U.S. prime lending rate would result in $500,000 increase (or decrease) in our current expense for the year.

It is our policy not to enter into interest rate transactions for speculative purposes.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BDO USA, LLP

Intcomex, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Intcomex, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intcomex, Inc. and Subsidiaries at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Miami, Florida	/s/ BDO USA, LLP

March 22, 2013

INTCOMEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2012 AND 2011

(Dollars in thousands, except share data)

	As of December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$30,586	$25,707
Restricted cash	226	206
Trade accounts receivable (net of allowance for doubtful accounts of $5,944 and $5,232 at December 31, 2012 and 2011, respectively)	142,431	137,921
Notes and other receivables	43,584	32,962
Due from related parties	505	298
Inventories	163,355	169,138
Prepaid expenses and other	25,317	22,018
Deferred tax assets	4,642	3,637

Total current assets	410,646	391,887
Property and equipment, net	14,598	15,410
Goodwill	18,069	17,979
Identifiable intangible assets	906	2,096
Deferred tax assets	13,275	11,555
Other assets	4,708	6,054

Total assets	$462,202	$444,981

Liabilities and Shareholders’ Equity
Liabilities
Current liabilities
Lines of credit	$50,021	$31,841
Current maturities of long-term debt	10,253	5,567
Accounts payable	212,210	208,409
Income taxes payable	659	1,708
Due to related parties	40	40
Accrued expenses and other	21,006	23,018

Total current liabilities	294,189	270,583
Long-term debt, net of current maturities	97,455	106,239
Other long-term liabilities	2,368	2,242
Deferred tax liabilities	1,715	2,403

Total liabilities	395,727	381,467
Commitments and contingencies

Shareholders’ equity
Common stock, voting $0.01 par value, 200,000 shares authorized, 168,688 shares issued and 167,819 outstanding as of December 31, 2012 and 168,240 shares issued and 167,388 shares outstanding as of December 31, 2011	2	2
Additional paid in capital	64,062	64,153
Treasury stock, 869 shares	(508)	(494)
Retained earnings	7,756	5,684
Accumulated other comprehensive loss	(4,837)	(5,831)

Total shareholders’ equity	66,475	63,514

Total liabilities and shareholders’ equity	$462,202	$444,981

The accompanying notes are an integral part of the consolidated financial statements.

INTCOMEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2012	2011	2010
Revenue	$1,430,478	$1,286,973	$1,013,272
Cost of revenue	1,307,663	1,162,161	917,529

Gross profit	122,815	124,812	95,743

Operating expenses
Selling, general and administrative	97,133	87,153	75,315
Depreciation and amortization	4,542	4,842	4,323

Total operating expenses	101,675	91,995	79,638

Operating income	21,140	32,817	16,105

Other expense (income)
Interest expense	22,096	20,542	20,933
Interest income	(480)	(413)	(309)
Foreign exchange (gain) loss	(1,015)	5,474	(2,025)
Other income, net	(3,830)	(129)	(237)

Total other expense	16,771	25,474	18,362

Income (loss) before provision for income taxes	4,369	7,343	(2,257)

Provision for income taxes	2,297	3,162	1,393

Net income (loss)	$2,072	$4,181	$(3,650)

Net income (loss) per weighted average share of common stock:
Basic	$12.37	$26.75	$(28.21)

Diluted	$12.29	$26.67	$(28.21)

Weighted average number of common shares, used in per share calculation:
Basic	167,503	156,316	129,357

Diluted	168,625	156,773	129,357

Comprehensive income (loss):
Net income (loss)	$2,072	$4,181	$(3,650)
Foreign currency translation gain (loss)	994	(1,829)	(194)

Total comprehensive income (loss)	$3,066	$2,352	$(3,844)

The accompanying notes are an integral part of the consolidated financial statements.

INTCOMEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Dollars in thousands)

	For the Years Ended December 31, 2012, 2011 and 2010
	Shares
	Common Stock	Original Class B Common Stock	Par Value	Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Shareholders’ Equity
Balance at December 31, 2009	100,000	29,357	$1	$41,388	—	$5,153	$(3,808)	$42,734
Share-based compensation	—	—	—	151	—	—	—	151
Net loss	—	—	—	—	—	(3,650)	—	(3,650)
Foreign currency translation loss	—	—	—	—	—	—	(194)	(194)

Balance at December 31, 2010	100,000	29,357	$1	$41,539	—	$1,503	$(4,002)	$39,041
Share-based compensation	—	—	—	115	—	—	—	115
Vesting of restricted common stock	114	—	—	—	—	—	—	—
Issuance of common stock from Brightpoint Transaction	38,769	—	1	22,499	—	—	—	22,500
Conversion of Original Class B common stock to Common Stock	29,357	(29,357)	—	—	—	—	—	—
Repurchase of treasury stock	(852)	—	—	—	(494)	—	—	(494)
Net income	—	—	—	—	—	4,181	—	4,181
Foreign currency translation loss	—	—	—	—	—	—	(1,829)	(1,829)

Balance at December 31, 2011	167,388	—	$2	$64,153	$(494)	$5,684	$(5,831)	$63,514
Share-based compensation	—	—	—	290	—	—	—	290
Vesting of restricted common stock	448	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted common stock	(17)	—	—	—	(14)	—	—	(14)
Brightpoint transaction	—	—	—	(381)	—	—	—	(381)
Net income	—	—	—	—	—	2,072	—	2,072
Foreign currency translation gain	—	—	—	—	—	—	994	994

Balance at December 31, 2012	167,819	—	$2	$64,062	$(508)	$7,756	$(4,837)	$66,475

The accompanying notes are an integral part of the consolidated financial statements.

INTCOMEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Dollars in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$2,072	$4,181	$(3,650)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	290	115	151
Depreciation expense	3,932	4,183	3,908
Amortization expense	3,159	3,162	2,914
Bad debt expense	2,598	2,615	1,765
Inventory obsolescence expense	4,767	1,848	1,783
Deferred income tax benefit	(3,413)	(970)	(1,154)
Gain on termination of non-compete agreement	(4,285)	—	—
Loss (gain) on extinguishment of long-term debt	23	(121)	—
(Gain) loss on disposal of property and equipment and other	(8)	(11)	67
Impairment charge and other non-cash items	—	—	482
Change in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivables	(6,945)	(23,033)	(18,415)
Inventories	1,693	(54,965)	(16,988)
Notes and other receivables	(525)	(11,609)	(2,355)
Prepaid expenses and other	(13,480)	(6,721)	(2,760)
Due from related parties	(207)	(11)	(15)
Increase (decrease) in:
Accounts payable	3,265	55,841	29,913
Income taxes payable	(1,049)	991	649
Accrued expenses and other	(2,059)	4,542	3,555
Due to related parties	—	(11)	(24)

Net cash used in operating activities	(10,172)	(19,974)	(174)

Cash flows from investing activities:
Purchases of property and equipment	(2,975)	(3,410)	(4,184)
Proceeds from termination of non-compete agreement	5,000	—	—
Acquisition of business, net of acquired cash	—	697	—
Borrowings (proceeds) from notes receivable and other	353	62	(171)
Proceeds from disposition of assets	43	282	196

Net cash provided by (used in) investing activities	2,421	(2,369)	(4,159)

Cash flows from financing activities:
Borrowings under lines of credit, net	18,180	10,585	6,527
Proceeds from borrowings under long-term debt	355	280	543
Payments of long-term debt	(5,774)	(5,798)	(610)
Proceeds from issuance of common stock	—	15,000	—
Payments for purchase of treasury stock	—	(494)	—

Net cash provided by financing activities	12,761	19,573	6,460
Effect of foreign currency exchange rate changes on cash and cash equivalents	(131)	(390)	(494)

Net increase (decrease) in cash and cash equivalents	4,879	(3,160)	1,633
Cash and cash equivalents, beginning of period	$25,707	$28,867	$27,234

Cash and cash equivalents, end of period	$30,586	$25,707	$28,867

The accompanying notes are an integral part of the consolidated financial statements.

INTCOMEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010—(Continued)

(Dollars in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Supplemental disclosure of operating cash flow information:
Cash paid for:
Interest	$20,825	$19,374	$18,561
Income taxes	$5,582	$3,719	$3,510

Supplemental disclosure of non-cash flow information:

Non-cash investing and financing activities in connection with business acquisition:
Fair value of assets acquired(1)	$—	$14,853	$—
Fair value of liabilities assumed	—	(7,353)	—

Fair value of equity consideration in connection with business acquisition	$—	$7,500	$—

Non-cash financing activities:
Property and equipment acquired through financing	$—	$—	$72

(1)	Reflects total assets acquired of $15,027, net of $174 acquired for cash.

The accompanying notes are an integral part of the consolidated financial statements.

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 1.	Organization and Basis of Presentation

Nature of Operations

Intcomex, Inc. (“Intcomex”) is a United States (“U.S.”) based pure play value-added international distributor of information technology (“IT”) products focused solely on serving Latin America and the Caribbean (the “Regions”). Intcomex distributes computer equipment, components, peripherals, software, computer systems, accessories, networking products, digital consumer electronics and mobile devices to more than 50,000 customers in 39 countries. Intcomex offers single source purchasing to its customers by providing an in-stock selection of more than 12,000 products from over 130 vendors, including many of the world’s leading IT product manufacturers. The Company serves the Latin American and Caribbean IT products markets using a dual distribution model as a wholesale aggregator and an in-country distributor:

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

•

As an in-country distributor in 11 countries, the Company sells to over 50,000 local reseller and retailer customers, including value-added resellers (companies that sell, install and support IT products and personal computers (“PCs”)), systems builders (companies that specialize in building complete computer systems by combining components from different vendors), smaller distributors and retailers.

Organization

The accompanying consolidated financial statements include the accounts of Intcomex (the “Parent”) and its subsidiaries (collectively referred to herein as the “Company”) including the accounts of Intcomex Holdings, LLC (“Holdings”) (parent company of Software Brokers of America, Inc. (“SBA”), a Florida corporation), IXLA Holdings, Ltd. (“IXLA”), IFC International, LLC, a Delaware limited liability company (“IFC”), Intcomex International Holdings Cooperatief U.A., a Netherlands cooperative (“Coop”). SBA is the parent company of one subsidiary located in Florida. IXLA is the Cayman Islands limited time duration holding company of 14 separate subsidiaries located in Central America, South America and the Caribbean. IFC and Coop are the parent companies of Intcomex Holdings SPC-I, LLC (“Intcomex SPC-I Mexico”), a dually formed company in the U.S. and Mexico and parent company of Comercializadora Intcomex, S.A. de C.V. (“Intcomex Mexico”). The consolidated financial statements reflect the Company as the reporting entity for all periods presented.

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

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with the instructions to the Annual Report on Form 10-K (the “Annual Report”) and Article 10 of Regulation S-X, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of Intcomex, Inc. and its subsidiaries. In management’s opinion, the consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of December 31, 2012 and 2011, its results of operations, statements of changes in shareholders’ equity and its statements of cash flows for the years ended December 31, 2012, 2011 and 2010. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements reflect the Company as the reporting entity for all periods presented.

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

As of December 31, 2012, the Company had one wholly-owned subsidiary: Holdings. Holdings has three wholly owned subsidiaries: SBA, IXLA, and IFC. Holdings owns 99.99% and the Company owns 0.01% of Coop.

SBA owns 100.0% of the following subsidiary (which own 100.0% of the subsidiaries listed below their names) each of which is a Florida limited liability company:

•	Accvent LLC (“Accvent”), a Florida corporation:

•	FORZA Power Technologies LLC;

•	KLIP Xtreme LLC;

•	NEXXT Solutions LLC; and

•	Nuqleo LLC

IXLA owns 100.0% of the following subsidiaries (which own 100.0% of the subsidiaries listed below their names) in their respective locations in Latin America and the Caribbean:

•	Intcomex S.A., Chile:

•	Intcomex Iquique S.A., Chile;

•	Intcomex del Ecuador S.A., Ecuador;

•	Intcomex Latin America Finance Corp., Cayman Islands;

•	Hurricane Systems S.A., Ecuador;

•	Intcomex Colombia LTDA, Colombia:

•	XCB de Colombia Ltd, British Virgin Islands;

•	Intcomex Costa Rica Mayorista en Equipo de Cómputo, S.A., Costa Rica;

•	Intcomex, S.A. de C.V., El Salvador;

•	Intcomex de Guatemala, S.A., Guatemala:

•	XGB de Guatemala S.A., Guatemala;

•	Intcomex Jamaica Ltd., Jamaica;

•	Computación Monrenca Panama, S.A., Panama;

•	Intcomex de las Americas, S.A., Panama;

•	Intcomex Peru, S.A.C., Peru;

•	T.G.M., S.A., Uruguay;

•	Latin CAS, S.D., El Salvador;

•	Latin Service, S.A., Guatemala; and

•	Compañía de Servicios IMSC, S. de R.L. de C.V., Mexico.

Coop and IFC own 99.0% and 1.0%, respectively, of Intcomex SPC-I Mexico.

Intcomex SPC-I Mexico has one wholly owned subsidiary: Comercializadora Intcomex S.A. de C.V., located in Mexico.

The Company operates a sales and distribution center in the U.S. and 25 sales and distribution centers in 11 countries in Latin America and the Caribbean—Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Jamaica, Mexico, Panama, Peru and Uruguay.

Fiscal Year

The Company’s fiscal year ends on December 31 and is based on a calendar year.

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Use of Accounting Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These principles require the Company to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses, cash flows and the related footnote disclosures during the reporting period. On an on-going basis, the Company reviews and evaluates its estimates and assumptions, including but not limited to, those that relate to the realizable value of accounts receivable, inventories, identifiable intangible assets, goodwill and other long-lived assets, income taxes and contingencies. Actual results could differ from these estimates.

Foreign Currency Translation and Remeasurement

The U.S. dollar is considered the functional currency in all of the Company’s foreign subsidiary operations, except in Mexico where the functional currency is the Mexican Peso. Non-monetary balance sheet amounts are translated using historical exchange rates. Other balance sheet amounts are translated at the exchange rates in effect at the balance sheet date. Statements of operations amounts, excluding those items of income and expense that relate to non-monetary balance sheet amounts, are translated at the average exchange rate for the month. Remeasurement adjustments are included in the determination of net income (loss) under foreign exchange (gain) loss in the consolidated statements of operations and comprehensive income (loss). These amounts include the effect of foreign currency remeasurement, realized foreign currency transaction gains and losses and changes in the value of foreign currency denominated accounts receivable and accounts payable. In the accompanying consolidated statements of operations and comprehensive income (loss), the Company had foreign exchange (gain) loss of $(1,015), $5,474 and $(2,025) for the years ended December 31, 2012, 2011 and 2010, respectively.

Translation adjustments related to the Company’s Mexican subsidiary are recorded in accumulated other comprehensive loss under shareholders’ equity in the Company’s consolidated balance sheets and consolidated statement of changes in shareholders’ equity. In the accompanying consolidated statements of changes in shareholders’ equity, foreign currency translation gain (loss) adjustments of $994, $(1,829) and $(194) were included for the years ended December 31, 2012, 2011 and 2010, respectively.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 305-10-20, Cash and Cash Equivalents Glossary. The majority of the Company’s cash and cash equivalents is cash in banks.

Accounts Receivable

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments due to changes in the financial condition of the Company’s customers or other unanticipated events, which could result in charges for additional allowances exceeding the Company’s expectations. These estimates require judgment and are influenced by factors, including but not limited to, the following: the large number of customers and their dispersion across wide geographic areas; the fact that no single customer accounted for more than 1.6%, 2.5% and 1.4%, respectively, of the Company’s consolidated revenue for the years ended December 31, 2012, 2011 and 2010; the continual credit evaluation of the Company’s customers’ financial condition; the aging of the Company’s customers’ receivables, individually and in the aggregate; the value and adequacy of credit insurance coverage; the value and adequacy of collateral received from the Company’s customers (in certain circumstances); the Company’s historical loss experience; and, increases in credit risk due to an economic downturn resulting in the Company’s customers’ inability to obtain capital. Uncollectible accounts are written-off against the allowance on an annual basis.

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

There are numerous uncertainties and inherent risks in conducting business, such as but not limited to general economic conditions, actions of competitors, ability to manage growth, actions of regulatory authorities, pending investigations and/or litigation, customer demand and risk relating to international operations. Adverse effects from these risks may result in adjustments to the carrying value of the Company’s assets and liabilities in the future, including but not limited to, goodwill.

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Deferred Loan Costs

Deferred loan costs are amortized over the life of the applicable indebtedness using the straight-line method. As of December 31, 2012 and 2011, deferred loan costs, net of accumulated amortization, amounted to $2,317 and $3,428, respectively, and are included in other assets in the consolidated balance sheets.

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

The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable, notes receivable and other, accounts payable, accrued expenses and other approximate fair value because of the short-term nature of these items. The carrying amounts of outstanding short-term debt approximate fair value because interest rates over the term of these financial instruments approximate current market interest rates available to the Company. The current market price of outstanding long-term debt approximates fair value because the Company’s $110,000 aggregate principal amount 13 1/4% Second Priority Senior Secured Notes due December 15, 2014 (the “13 1/4% Senior Notes”) are currently publicly tradable. As of December 31, 2012 and 2011, the 13 1/4% Senior Notes were tradable at 101.50 and 92.50, respectively, of the principal amount.

The Company is exposed to fluctuations in foreign exchange rates and reduces its exposure to the fluctuations by periodically using derivative financial instruments and entering into derivative transactions with large multinational banks to manage its primary risk, foreign currency price risk. The Company’s derivative instruments are comprised of the following types of instruments:

Foreign currency forward contracts—Derivative instruments that convert one currency to another currency and contain a fixed amount, fixed exchange rate used for conversion and fixed future date on which the conversion will be made. The Company recognizes unrealized loss (gain) in the consolidated statements of operations and comprehensive income (loss) for temporary fluctuations in the value of non-qualifying derivative instruments designated as cash flow hedges, if the fair value of the underlying hedged currency increases (decreases) prior to maturity. The Company reports realized loss (gain) upon conversion if the fair value of the underlying hedged currency increases (decreases) as of the maturity date.

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

The amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices approximates the fair value of derivative financial instruments. The Company’s foreign currency forward contracts are measured on a recurring basis based on foreign currency spot rates quoted by financial institutions (Level 2) and are marked-to-market each period with gains and losses on these contracts recorded in foreign exchange (gain) loss in the Company’s consolidated statements of operations and comprehensive income (loss) in the period in which the value changes, with the offsetting amount for unsettled positions included in other current assets or liabilities in the consolidated balance sheets. The location and amounts of the fair value in the consolidated balance sheets and (gain) loss in the statements of operations and comprehensive income (loss) related to the Company’s derivative instruments are described in “Note 9. Fair Value of Derivative Instruments” in these Notes to Consolidated Financial Statements.

There were no changes to the Company’s valuation methodology for assets and liabilities measured at fair value during the year ended December 31, 2012 and 2011. As of December 31, 2012, there were no foreign currency forward contracts outstanding. As of December 31, 2011, the notional amount of the foreign currency forward contract outstanding in one of the Company’s In-country Operations was $9,396.

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Off-Balance Sheet Arrangements

The Company has agreements with unrelated third parties for factoring of specific accounts receivable in several of its In-country Operations. The factoring is treated as a sale in accordance with FASB ASC 860, Transfers and Servicing, and is accounted for as an off-balance sheet arrangement. Proceeds from the transfers reflect the face value of the account less a discount, which is recorded as a charge to interest expense in the Company’s consolidated statements of operations and comprehensive income (loss) in the period the sale occurs. Net funds received are recorded as an increase to cash and a reduction to accounts receivable outstanding in the consolidated balance sheets. The Company reports the cash flows attributable to the sale of receivables to third parties and the cash receipts from collections made on behalf of and paid to third parties, on a net basis as trade accounts receivables in cash flows from operating activities in the Company’s consolidated statement of cash flows.

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

As of December 31, 2012 and 2011, the Company factored approximately $23,538 and $11,700, respectively, of accounts receivable pursuant to the Company’s agreements, representing the face amount of total outstanding receivables. For the years ended December 31, 2012 and 2011, the Company incurred approximately $1,180 and $600, respectively, in expenses pursuant to the agreements.

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

Write-Off of Initial Public Offering Expenses

For the years ended December 31, 2011 and 2010, the Company wrote off $159 and $482, respectively, related to the Company’s 2009 proposed initial public offering (“IPO”) transaction to take the Company public. The costs were recorded as an increase in operating expenses in the consolidated statement of operations as they were one-time charges that were not indicative of operations in the normal course of business and relate to a non-recurring transaction that would normally be netted against IPO proceeds. The Company did not write off or incur any additional costs related to the proposed IPO transaction for the year ended December 31, 2012.

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

In late March 2012, the Company’s management implemented a plan to cease operations at its subsidiary, Intcomex Argentina S.R.L. (“Intcomex Argentina”), by the end of fiscal 2012. The Company recorded $621 in expenses related to these restructuring actions for the year ended December 31, 2012. The Company did not record any expenses related to these restructuring actions for the years ended December 31, 2011 and 2010. The restructuring included involuntary workforce reductions and employee benefits and other costs incurred in connection with vacating leased facilities. These expenses were recorded as operating expenses in the consolidated statement of operations and comprehensive income (loss). As of December 31, 2012, all of the payments were made. In January 2013, the Company completed the sale of Intcomex Argentina for approximately $500.

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

The Company is subject to income and other related taxes in areas in which the Company operates. When recording income tax expense, certain estimates are required by management due to timing and the impact of future events on when income tax expenses and benefits are recognized by the Company. The Company periodically evaluates its net operating losses and other carryforwards to determine whether gross deferred tax assets and related valuation allowances should be adjusted for future realization in the Company’s consolidated financial statements.

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

Prior to the Company’s completion of an investment agreement with two subsidiaries of Brightpoint, Inc. on April 19, 2011, the Company had two classes of common stock: voting common stock (the “Common Stock”) and non-voting Class B common stock (the “Original Class B Common Stock”) (collectively herein referred to as the “Original Common Stock”). The two classes of common stock had substantially identical rights with respect to any dividends or distributions of cash or property declared on shares of common stock and ranked equally as to the right to receive proceeds on liquidation or dissolution of the Company after the payment of the Company’s indebtedness. Prior to April 19, 2011, the Company used the two-class method for calculating net income (loss) per share. Basic and diluted net income (loss) per share of common stock for both classes are the same.

On April 19, 2011, the Company filed an amendment to its certificate of incorporation, which increased the number of authorized shares of Common Stock to 200,000 shares, eliminated the Original Class B Common Stock and converted all outstanding shares of Original Class B Common Stock to shares of voting Common Stock.

The following table sets forth the computation of basic and diluted net income (loss) per weighted average share of common stock for the periods presented:

	For the Years Ended December 31,
	2012	2011	2010
Numerator for basic and diluted net income (loss) per share of common stock(1):
Net income (loss)	$2,072	$4,181	$(3,650)

Denominator:
Denominator for basic net income (loss) per share of common stock(1) – weighted average shares	167,503	156,316	129,357

Effect of dilutive securities:
Stock options and unvested restricted shares of common stock(2)	1,122	457	—

Denominator for diluted net income (loss) per share of common stock – adjusted weighted average shares	168,625	156,773	129,357

Net income (loss) per share of common stock:
Basic	$12.37	$26.75	$(28.21)

Diluted	$12.29	$26.67	$(28.21)

(1)	Basic and diluted net income (loss) per share of common stock were calculated using the Common Stock in the denominator for the years ended December 31, 2012 and 2011 and the Original Class B Common Stock in the denominator for year ended December 31, 2010.
(2)	As of December 31, 2012 and 2011, 860 stock options and 660 stock options, respectively, were antidilutive, as the fair value was below the exercise price of the options. As of December 31, 2010, 1,280 stock options were antidilutive, as the Company had a net loss for the year ended December 31, 2010. During the year ended December 31, 2012 and 2011, the shares of restricted Common Stock were dilutive. During the year ended December 31, 2012, 434 shares of restricted Common Stock were antidilutive.

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update provides that an entity that reports items of accumulated other comprehensive income improves the transparency of reporting reclassifications by presenting the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, either on the face of the statement where net income is presented or in the notes, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This update is effective for reporting periods beginning after December 15, 2012. The Company will adopt this guidance for the fiscal year ended December 31, 2013. The Company does not expect the adoption of this guidance will have a material impact on the Company’s financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) which amended then existing guidance by giving an entity the option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. Previous guidance required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. This update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company will adopt this guidance for the fiscal year ended December 31, 2013. The Company does not expect the adoption of this guidance will have a material impact on the Company’s financial statements.

Recently Adopted Accounting Guidance

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update indefinitely defers the provisions ASU 2011-05, Comprehensive Income (Topic 22): Presentation of Comprehensive Income (“ASU 2011-05”) that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented for both interim and annual financial statements. The other provisions in ASU 2011-05 are unaffected by the deferral. During the deferral period, entities will still need to comply with the existing U.S. GAAP requirement for the presentation of reclassification adjustments. This update was effective for annual and interim periods beginning after December 15, 2011. The Company adopted this guidance on January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment which amended the existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Entities will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. This update was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance on January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

In May 2011, the FASB and International Accounting Standards Board issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs which amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This update does not extend the use of fair value accounting but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards. The Company adopted this guidance on April 1, 2012. The adoption of this guidance did not have a material impact on the Company’s financial statements.

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

Note 2.	Business and Credit Concentrations

The Company principally sells products to a large base of third-party distributors, resellers and retailers throughout Latin America and the Caribbean and to other Miami-based exporters of IT products to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No single customer accounted for more than 1.6%, 2.5% and 1.4%, respectively, of the Company’s consolidated revenue for the years ended December 31, 2012, 2011 and 2010. The Company provides trade credit to its customers in the normal course of business. The collection of a substantial portion of the Company’s receivables is susceptible to changes in Latin American economies and political climates. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting the industry. The Company’s management continually reviews the financial condition of its customers and the related allowance for doubtful accounts.

Prior to extending credit, the Company analyzes the customer’s financial history and, if appropriate, obtains forms of personal guarantees. The Company’s Miami Operations and In-country Operations in Chile use credit insurance and make provisions for estimated credit losses. The Company’s other In-country Operations make provisions for estimated credit losses but generally do not use credit insurance. The Company’s Miami Operations has a credit insurance policy covering trade sales to non-affiliated buyers. The policy’s aggregate limit is $35,000 with an aggregate deductible of $1,000; the policy expires on August 31, 2013. In addition, 10% or 20% buyer coinsurance provisions and sub-limits in coverage on a per-buyer and per-country basis apply. The policy also covers certain large, local companies in Costa Rica, El Salvador, Guatemala, Jamaica and Peru. The Company’s In-country Operations in Chile insured certain customer accounts with Coface Chile, S.A. credit insurance company; the policy expired on October 31, 2012 and was not renewed.

The Company’s large customer base and its credit policies allow the Company to limit and diversify its exposure to credit risk on its trade accounts receivable. In some countries there are risks of continuing periodic devaluations of local currencies. In these countries, no hedging mechanism exists. The Company’s risks in these countries are that such devaluations could cause economic loss and negatively impact future sales since its product costs would increase in local terms after such devaluations.

The Company purchases products from various suppliers located in the U.S. and Asia. Products purchased from the Company’s top two vendors accounted for 22.4% and 11.2%, 19.4% and 12.0% and 18.6% and 7.0%, of its total revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 3.	Brightpoint Transaction

April 2011 Transaction

On April 19, 2011 (the “Transaction Date”), the Company and two of its subsidiaries, Intcomex Colombia LTDA (“Intcomex Colombia”) and Intcomex de Guatemala, S.A., (“Intcomex Guatemala”) completed an investment agreement (the “Brightpoint Transaction”) with two subsidiaries of Brightpoint, Inc., Brightpoint Latin America and Brightpoint International Ltd. (collectively herein referred to as “Brightpoint”), a global leader in providing supply chain solutions to the wireless industry. Pursuant to such agreement, the Company issued an aggregate 38,769 shares of its Common Stock to Brightpoint Latin America. Effectively, the Brightpoint Transaction was comprised of two transactions: (1) the sale of 25,846 shares of Common Stock for $15,000 in cash; and (2) the acquisition of certain assets and liabilities of certain operations of the Brightpoint Latin America and the equity associated with Brightpoint’s operations in Colombia and Guatemala (collectively herein referred to as the “Brightpoint Latin America Operations”), in exchange for 12,923 shares of Common Stock valued at $7,500 plus $174 cash, net, at closing.

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

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Following the sale and acquisition transactions, Brightpoint held approximately 23% of the voting equity ownership interests in our company and had one representative on our Board of Directors.

The expected benefits from this business transaction were dependent upon a number of factors, including retaining management personnel to run the operations, successfully integrating the operations, IT systems, customers, vendors and partner relationships of the acquired companies and devoting sufficient capital and management attention to the newly acquired companies. The comparability of the Company’s operating results for the year ended December 31, 2012, as compared to the same period of 2011, and for the year ended December 31, 2011, as compared to the same period of 2010, is impacted by the Brightpoint Transaction. The incremental contribution of the Brightpoint Transaction to the Company’s business is presented as if the acquisition was not separately identifiable, as the integration was made directly into the Company’s existing operations and was insignificant to the Company’s results of operations during the periods presented.

For the year ended December 31, 2011, the cash flows from the transaction have been presented in the consolidated statement of cash flows as $15,000 received on issuance of Common Stock in cash flows from financing activities and $697 net, of working capital adjustment, received on acquisition of net assets in cash flows from investing activities.

The Company engaged independent valuation experts to assist in the determination of the fair value of the assets and liabilities acquired in the Brightpoint Transaction. Goodwill of $4,352 was allocated, of which $2,673 was allocated to the Miami Operations and $1,679 was allocated to the In-country Operations in Guatemala and Colombia. The total transaction value was approximately $22,674, consisting of the following:

Transactional Values in the Brightpoint Transaction:

Fair value of common stock sold for cash	$15,000
Fair value of total consideration transferred for acquisition of Brightpoint Latin America Operations	$7,674

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed at Acquisition:

In allocating the total purchase price based on estimated fair values, the Company recognized assets acquired and liabilities assumed of the Brightpoint Latin America Operations, consisting of the following:

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

June 2012 Transaction

On June 29, 2012, (the “Fifth Amended and Restated Shareholders Agreement”). the Company entered into an agreement with Brightpoint (the “Release Agreement”) to, among other things, (i) eliminate the mutual non-competition covenants included in (a) the purchase agreement dated March 16, 2011 (as amended) underlying the Brightpoint Transaction (the “Purchase Agreement,” and (b) the Fifth Amended and Restated Shareholders Agreement, dated as of April 19, 2011 (the “Fifth Amended and Restated Shareholders Agreement”), and (ii) terminate the license agreement dated April 19, 2011 (the “License Agreement”) with immediate effect, provided that the Company retained the right to use the Brightpoint names and logos as set forth in the License Agreement in accordance with its terms for a period of 90 days from June 29, 2012. The Release Agreement was entered into in relation to Brightpoint entering into a merger agreement with a global IT wholesale distributor. Additionally, Brightpoint agreed to pay $5,000 to the Company, which we received in July 2012. As a result of this transaction, the Company recognized a gain of $4,285 related to the termination of the mutual non-compete agreement with Brightpoint, which was recorded in other income in the consolidated statement of operations and comprehensive income (loss). In connection with the Release Agreement, Brightpoint permanently and irrevocably waived all of its voting and information rights under the Shareholders Agreement.

Also on June 29, 2012, the Company entered into a separate agreement with Brightpoint pursuant to which Brightpoint granted to the Company an option to purchase the Company’s 38,769 shares of common stock held by Brightpoint for $3,000, less any dividends paid on such shares to Brightpoint. The option became exercisable upon the closing of a change of control of Brightpoint on October 15, 2012, and is exercisable for five years from the date of that event. The Company is currently precluded from exercising the option pursuant to the terms of the indenture governing the 13 1/4% Senior Notes.

Note 4.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of December 31,
	2012	2011
Property and equipment, net
Land	$716	$760
Building and leasehold improvements	10,067	9,901
Office furniture, vehicles and equipment	13,355	12,555
Warehouse equipment	2,780	2,622
Software	12,126	11,209

Total property and equipment	39,044	37,047
Less accumulated depreciation	(24,446)	(21,637)

Total property and equipment, net	$14,598	$15,410

Property and equipment, net included approximately $1,049 and $1,746 of capitalized leases at December 31, 2012 and 2011, respectively. There was no interest expense capitalized to property and equipment during the years ended December 31, 2012, 2011 and 2010.

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

The changes in the carrying amount of goodwill relate to the goodwill acquired in the Brightpoint Transaction and the accumulated foreign currency translation effect of the Mexican Peso on previously acquired goodwill and consisted of the following for the periods presented:

	Miami Operations	In-Country Operations	Total
As of December 31, 2011
Goodwill	$14,153	$22,603	$36,756
Accumulated impairment losses	(11,531)	(7,246)	(18,777)

Total goodwill	$2,622	$15,357	$17,979

Activity:
Fair value adjustment	$51	$(171)	$(120)
Translation adjustment	—	210	210

Total activity	$51	$39	$90

As of December 31, 2012
Goodwill	$14,204	$22,642	$36,846
Accumulated impairment losses	(11,531)	(7,246)	(18,777)

Total goodwill	$2,673	$15,396	$18,069

There were no goodwill impairment charges recorded for the years ended December 31, 2012, 2011 and 2010.

An extended period of economic contraction or a deterioration of operating performance could result in an impairment to the carrying amount of the Company’s goodwill.

In connection with the Company’s goodwill impairment testing and analysis conducted in 2012, the Company noted that as of December 31, 2012, the fair value of Comercializadora Intcomex S.A. de C.V. (“Intcomex Mexico”) and Intcomex Costa Rica Mayorista en Equip de Cómputo, S.A. (“Intcomex Costa Rica”), exceeded the carrying value of the reporting units by 5.5% and 5.4%, respectively. The fair values of Intcomex Mexico and Intcomex Costa Rica were determined using management’s estimate of fair value based upon the financial projections for the respective businesses. As of December 31, 2012, the balance of Intcomex Mexico’s goodwill was $2,959, which represented 12.6% of the carrying value of Intcomex Mexico and less than 1.0% of the Company’s total assets. As of December 31, 2012, the balance of Intcomex Costa Rica’s goodwill was $2,977, which represented 15.0% of the carrying value of Intcomex Costa Rica and less than 1.0% of the Company’s total assets.

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Identifiable Intangible Assets, Net

Identifiable intangible assets, net consisted of the assets of Intcomex Mexico and that of the Brightpoint Transaction including the following:

As of December 31, 2012	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships – Intcomex Mexico	$3,630	$(2,758)	$(140)	$732	10.0
Customer relationships – Brightpoint Transaction	258	(84)	—	174	5.0
Non-compete agreement – Brightpoint Transaction	—	—	—	—	3.0

Total identifiable intangible assets, net	$3,888	$(2,842)	$(140)	$906

As of December 31, 2011	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships – Intcomex Mexico	$3,630	$(2,395)	$(278)	$957	10.0
Customer relationships – Brightpoint Transaction	258	(35)	—	223	5.0
Noncompete agreement – Brightpoint Transaction	1,170	(254)	—	916	3.0

Total identifiable intangible assets, net	$5,058	$(2,684)	$(278)	$2,096

For the years ended December 31, 2012, 2011 and 2010, the Company recorded amortization expense related to the intangible assets of $610, $659 and $408, respectively. There was no impairment charge for identifiable intangible assets for the years ended December 31, 2012, 2011 and 2010.

As described above, the non-compete agreement with Brightpoint was terminated on June 29, 2012 in exchange for $5,000, which was collected during July 2012. The Company recognized a gain of approximately $4,285 as a result of this transaction, which is included in other expense (income) in the Company’s consolidated statements of operations and comprehensive income (loss).

Expected future identifiable intangible asset amortization is as follows for the periods presented:

For the Year Ended December 31,
2013	$414
2014	414
2015	57
2016	21
2017	—
Thereafter	—

$906

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

The outstanding balance of lines of credits consisted of the following:

	As of December 31,
	2012	2011
Lines of credit

Miami Operations:
SBA Miami	$38,574	$14,530

In-country Operations:
Intcomex de Guatemala, S.A.	4,120	2,536
Intcomex Peru S.A.C.	3,285	4,022
Intcomex S.A. de C.V. – El Salvador	1,424	3,669
Intcomex S.A. – Chile	1,084	—
Intcomex Costa Rica Mayorista en Equipo de Cómputo, S.A.	800	2,000
Intcomex Colombia LTDA	599	515
TGM S.A. – Uruguay	130	407
Intcomex de Ecuador, S.A.	5	1,662
Computación Monrenca Panama, S.A.	—	2,500

Total lines of credit	$50,021	$31,841

The change in the outstanding balance of lines of credit was primarily attributable to the increased borrowing in the Company’s Miami Operations under its senior secured revolving credit facility. As of December 31, 2012 and 2011, the total remaining credit amount available under the Company’s lines of credit was $36,588 and $39,126, respectively.

SBA Miami – PNC Bank Revolving Credit Facility

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

The PNC Credit Facility contains provisions requiring the Company and SBA to maintain compliance with minimum consolidated fixed charge coverage ratios each not less than 1.00 to 1.00 for the Company and 1.10 to 1.00 for SBA, in each case, for the four quarter period ending December 31, 2011 and as of the end of each fiscal quarter thereafter. The PNC Credit Facility is subject to several customary covenants and certain events of default, including but not limited to, non-payment of principal or interest

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

on obligations when due, violation of covenants, creation of liens, breaches of representations and warranties, cross default to certain other indebtedness, bankruptcy events and change of ownership or control. In addition, the PNC Credit Facility contains a number of covenants that, among other things, restrict SBA’s ability to: (i) incur additional indebtedness; (ii) make certain capital expenditures; (iii) guarantee certain obligations; (iv) create or allow liens on certain assets; (v) make investments, loans or advances; (vi) pay dividends, make distributions or undertake stock and other equity interest buybacks; (vii) make certain acquisitions; (viii) engage in mergers, consolidations or sales of assets; (ix) use the proceeds of the revolving credit facility for certain purposes; (x) enter into transactions with affiliates in non-arms’ length transactions; (xi) make certain payments on subordinated indebtedness; and (xii) acquire or sell subsidiaries.

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

As of December 31, 2012, SBA’s outstanding draws against the PNC Credit Facility were $38,574, net of $193 excess cash in bank, and the remaining amount available was $11,426. As of December 31, 2011, SBA’s outstanding draws against the PNC Credit Facility were $14,530, net of $1,549 excess cash in bank, and the remaining amount available was $15,470. As of December 31, 2012 and 2011, SBA did not have any outstanding undrawn standby letters of credit.

As of December 31, 2012, SBA was in compliance with all of its covenants under the PNC Credit Facility.

In-country Operations Lines of Credit

The Company’s In-country Operations have lines of credit with various local financial institutions. The lines of credit carry interest rates ranging from 1.0% to 11.0% with maturity dates from March 2013 to October 2013.

As of December 31, 2012 and 2011, Intcomex S.A. (“Intcomex Chile”) had undrawn standby letters of credit of $21,200 and $25,700, respectively.

Note 7.	Long-Term Debt

Long-term debt consisted of the following for the periods presented:

	As of December 31,
	2012	2011
Long-term debt, net of current portion
Intcomex, Inc. – 13 1/4% Senior Notes, net of discount of $2,827 and $4,125 at December 31, 2012 and 2011, respectively	$107,173	$110,875
Other, including various capital leases	535	931

Total long-term debt	107,708	111,806
Current maturities of long-term debt	(10,253)	(5,567)

Total long-term debt, net of current portion	$97,455	$106,239

Annual maturities of long-term debt consisted of the following for the periods presented:

For the Years Ended December 31,
2013	$10,253
2014	97,455
2015	—
2016	—
2017 and thereafter	—

$107,708

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Intcomex, Inc. – 13 1/4% Senior Notes

On December 22, 2009, the Company completed a private offering of the $120,000 principal amount of the original 13 1/4% Senior Notes due December 15, 2014 (the “Original 13 1/4% Senior Notes) to eligible purchasers (the “Original 13 1/4% Senior Notes Offering”). The Original 13 1/4% Senior Notes were offered at an initial offering price of 94.43% of par, or an effective yield to maturity of 14.875%.

In connection with the Original 13 1/4% Senior Notes Offering, the Company and certain subsidiaries of the Company that guaranteed the Company’s obligations (the “Guarantors”) entered into an indenture (the “Original 13 1/4% Senior Notes Indenture”) with The Bank of New York Mellon Trust Company, N.A., (the “Trustee”), relating to the Original 13 1/4% Senior Notes. The Company’s obligations under the Original 13 1/4% Senior Notes and the Guarantors’ obligations under the guarantees were secured on a second priority basis by a lien on 100% of the capital stock of certain of the Company’s and each Guarantor’s directly owned domestic restricted subsidiaries; 65% of the capital stock of the Company’s and each Guarantor’s directly owned foreign restricted subsidiaries; and substantially all the assets of SBA, to the extent that those assets secure the Comerica Credit Facility, subject to certain exceptions.

On February 8, 2011, the Company commenced an exchange offer for all of its outstanding Original 13 1/4% Senior Notes for an equal principal amount of the 13 1/4% Senior Notes. The 13 1/4% Senior Notes are substantially identical to the Original 13 1/4% Senior Notes, except that the 13 1/4% Senior Notes have been registered under the Securities Act of 1933 and do not bear any legend restricting their transfer. The exchange offer was scheduled to expire on March 9, 2011 and was extended until March 11, 2011. The Company accepted for exchange all of the $120,000 aggregate principal amount of the Original 13 1/4% Senior Notes, representing 100% of the principal amount of the outstanding Original 13 1/4% Senior Notes, which were validly tendered and not withdrawn.

Subject to certain requirements, the Company was required to redeem $5,000 aggregate principal amount of the 13 1/4% Senior Notes on December 15, 2011 and $5,000 aggregate principal amount of the 13 1/4% Senior Notes on December 15, 2012 and is required to redeem $10,000 aggregate principal amount of the 13 1/4% Senior Notes on December 15, 2013, at a redemption price equal to 100% of the aggregate principal amount of the 13 1/4% Senior Notes to be redeemed, together with accrued and unpaid interest to the redemption date subject to certain requirements.

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

On September 14, September 27 and November 10, 2011, the Company purchased $2,100, $1,750 and $1,150, respectively, (an aggregate of $5,000 face value) of its 13 1/4% Senior Notes in arm’s length transactions, at 98.25, 97.50 and 96.50, respectively, of face value plus accrued interest. The Company recognized a gain on the redemption of the 13 1/4% Senior Notes of $121 for the year ended December 31, 2011, which is included in other expense, net in the consolidated statements of operations and comprehensive income (loss). This satisfied the Company’s redemption requirement for December 15, 2011.

On June 14, 2012, the Company made a mandatory semi-annual interest payment of $7,619 on the 13 1/4% Senior Notes.

On September 5, 2012, the Company purchased $1,000 face value of its 13 1/4% Senior Notes in an arm’s length transaction, at 102.25 of face value plus accrued interest. The Company recognized a loss on the redemption of the 13 1/4% Senior Notes of $23 for the year ended December 31, 2012, which is included in other expense, net in the consolidated statements of operations and comprehensive income (loss). On December 14, 2012, the Company redeemed $4,000 face value of its 13 1/4% Senior Notes as required by the indenture governing the Company’s 13 1/4% Senior Notes, at 100.00 of face value. Also, on December 14, 2012, the Company made a semi-annual interest payment of $7,553, on the 13 1/4% Senior Notes. This satisfied the Company’s redemption requirement for December 15, 2012.

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

As of December 31, 2012 and 2011, the principal amount of the remaining outstanding 13 1/4% Senior Notes was $110,000 and $115,000, respectively, and the carrying value was $107,173 and $110,875. As of December 31, 2012 and 2011, the Company was in compliance with all of the covenants and restrictions under the 13 1/4% Senior Notes.

SBA – Capital lease

On April 30, 2007, SBA entered into a lease agreement with Comerica Bank in the principal amount of $1,505 for the lease of equipment for the Miami office and warehouse. Interest is due monthly at 6.84% of the total equipment costs and all outstanding amounts were due August 31, 2012. As of December 31, 2012 and 2011, $0 and $210, respectively, remained outstanding under the lease agreement.

As of December 31, 2012, 2011 and 2010, the Company’s effective borrowing rate was 14.7%, 14.6% and 15.7%, respectively.

Note 8.	Income Taxes

Income tax provision consisted of the following for the periods presented:

	For the Years Ended December 31,
	2012	2011	2010
Income tax provision
Current (benefit) expense:
Federal and state	$—	$(48)	$(31)
Foreign	5,710	4,180	2,578

Total current expense	5,710	4,132	2,547

Deferred benefit:
Federal and state	(686)	(500)	(483)
Foreign	(2,727)	(470)	(671)

Total deferred benefit	(3,413)	(970)	(1,154)

Total provision for income taxes	$2,297	$3,162	$1,393

A reconciliation of the statutory federal income tax rate and effective rate as a percentage of (loss) income before provision for income taxes consisted of the following for the periods presented:

	For the Years Ended December 31,
	2012	%	2011	%	2010	%
Effective tax rate
(Loss) income before provision for income taxes:
U.S.	$(10,040)		$(5,088)		$(18,576)
Foreign	14,409		12,431		16,319

Income (loss) before provision for income taxes	$4,369		$7,343		$(2,257)

Tax expense at statutory rate	$1,485	34%	$2,497	34%	$(771)	34%
State income taxes, net of federal income tax provision for income taxes	(534)	(12)%	(126)	(2)%	(976)	43%
Effect of tax rates on non-U.S. operations	(1,799)	(41)%	(28)	—%	(3,528)	156%
Effect of tax rates on subpart F income	—	—%	—	—%	535	(23)%
Change in valuation allowance	3,145	72%	819	11%	6,133	(272)%

Effective tax (benefit) provision for income taxes	$2,297	53%	$3,162	43%	$1,393	(62)%

The effective tax provision decreased by $865, to $2,297 for the year ended December 31, 2012, as compared to $3,162 for the year ended December 31, 2011. The change was primarily due to the increased deferred benefits from our In-country Operations, offset by higher current expense from our In-country Operations.

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company’s net deferred tax assets were attributable to the following:

	As of December 31,
	2012	2011
Deferred tax assets
Current assets
Allowance for doubtful accounts	$1,380	$1,164
Inventories	961	772
Accrued expenses	992	699
Other	1,309	1,002

Total current assets	4,642	3,637

Non-current assets:
Tax goodwill	123	370
Net operating losses	26,899	23,045
Other	2,781	1,524
Valuation allowances	(16,528)	(13,384)

Total non-current assets	13,275	11,555

Total deferred tax assets	$17,917	$15,192

Deferred tax liabilities
Current liabilities:
Other	$—	$—

Total current liabilities	—	—

Non-current liabilities:
Fixed assets	(1,388)	(1,979)
Amortizable intangible assets	(296)	(398)
Other	(31)	(26)

Total non-current liabilities	(1,715)	(2,403)

Total deferred tax liabilities	(1,715)	(2,403)

Net deferred tax assets	$16,202	$12,789

As of December 31, 2012 and 2011, the balance of SBA’s tax goodwill was $329 and $985, respectively. SBA recorded tax goodwill of approximately $9,843 in July 1998, which is being amortized for tax purposes over 15 years. SBA established $262 of deferred tax assets for foreign withholding taxes paid in El Salvador during 2005.

As of December 31, 2012 and 2011, the Company’s U.S. federal and state of Florida net operating losses (“NOLs”) resulted in $23,523 and $20,676, respectively, of deferred tax assets, which will begin to expire in 2026. The Company analyzed the available evidence related to the realization of the deferred tax assets, considered the global economic environment and continues to believe it is more likely than not that the Company will not recognize a portion of its deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies.

The Company establishes a valuation allowance against its NOLs when it does not believe that it will realize the full benefit of the NOLs. As of December 31, 2012 and 2011, the Company recorded a valuation allowance of $16,528 and $12,884, respectively, against the respective NOLs, of which $13,581 and $10,616, respectively, related to the U.S. Operations and $2,947 and $2,268, respectively, related to the Company’s In-country Operations.

As of December 31, 2012 and 2011, the Company did not recognize any subpart F income related to intercompany loans from its foreign affiliates. As of December 31, 2012 and 2011, the Company did not provide additional tax provisions for future realization of subpart F income.

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company’s NOLs, deferred tax asset resulting from the NOLs and the related valuation allowance consisted of the following for the periods presented:

	As of December 31, 2012				As of December 31, 2011
	Gross NOL	NOL Deferred Tax Asset	Valuation Allowance	NOL Expiration	Gross NOL	NOL Deferred Tax Asset	Valuation Allowance	NOL Expiration
U.S. federal and state	$61,705	$23,523	$13,581		$54,499	$20,676	$10,616
Foreign
Intcomex Argentina	7,332	2,565	2,565	2012	5,389	1,886	1,886	2011
Intcomex Jamaica Ltd	769	257	—		303	101	—
Intcomex Mexico	1,273	382	382	2018	1,273	382	382	2018

Total foreign	$9,374	$3,204	$2,947		$6,965	$2,369	$2,268

Total	$71,079	$26,727	$16,528		$61,464	$23,045	$12,884

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

The Company believes its accruals for tax liabilities are adequate for all open fiscal years based upon an assessment of factors, including but not limited to, historical experience and related tax law interpretations. The Company does not have any unrecognized tax benefits as of December 31, 2012 and does not anticipate that the total amount of unrecognized tax benefits related to any particular tax position will change significantly within the next 12 months. The Company classifies tax liabilities that are expected to be paid within the current year, if any, as current income tax liabilities and all other uncertain tax positions as non-current income tax liabilities. The Company recognizes interest and penalties related to income tax matters in the provision for income taxes in the Company’s consolidated statements of operations and comprehensive income (loss).

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

All derivative instruments are recorded in the Company’s consolidated balance sheets at fair value, which represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices. The derivative instruments are not designated as hedging instruments and therefore, the changes in fair value are recognized currently in earnings during the period of change. The notional amount of forward exchange contracts is the amount of foreign currency bought or sold at maturity and is indicative of the extent of the Company’s involvement in the various types and uses of derivative instruments, but not a measure of the Company’s exposure to credit or market risks through its use of derivative instruments.

As of December 31, 2012, the Company did not have any derivative instruments outstanding. As of December 31, 2011, the notional amount of the foreign currency forward contract outstanding in one of the Company’s In-country Operations was $9,396. A summary of the location and amounts of the fair value in the consolidated balance sheets and (gain) loss in the statements of operations and comprehensive income (loss) related to the Company’s derivative instruments during the periods presented consisted of the following:

	Location of Fair Value(2) in Balance Sheet	As of December 31,
		2012	2011
Derivatives instruments not designated or qualifying as hedging instruments under ASC 815(1):
Foreign currency contracts	Other assets (liabilities)	$—	$61

Total		$—	$61

(1)	Further information on the Company’s purpose for entering into derivative instruments not designated as hedging instruments and the overall risk management strategies are discussed in Part I—Financial Information, 1A. “Risk Factors,” of this Annual Report.
(2)	Fair value is classified and disclosed as Level 2 category where significant other observable inputs that can be corroborated by observable market data.

	Location of (Gain) Loss in Statements of Operations and Comprehensive Income (Loss)	For the Years Ended December 31,
		2012	2011	2010
Derivative instruments not designated or qualifying as hedging instruments under ASC 815:
Foreign currency contracts	Other (income) expense	$—	$(61)	$3,738

Total		$—	$(61)	$3,738

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 10.	Share-Based Compensation

On April 19, 2011, the Company amended its certificate of incorporation, which increased the number of authorized shares of Common Stock to 200,000 shares, eliminated the Original Class B Common Stock and converted all outstanding shares of Original Class B Common Stock into shares of voting Common Stock, as described in “Note 1. Organization and Basis of Presentation” in these Notes to Consolidated Financial Statements.

The Company recognizes compensation expense for its share-based compensation plans utilizing the modified prospective method for awards issued, modified, repurchased or canceled under the provisions of FASB ASC 718, Compensation-Stock Compensation. Share-based compensation expense is based on the fair value of the award and measured at grant date, recognized as an expense in earnings over the requisite service period and is recorded in salary, wages and benefits in the consolidated statements of operations and comprehensive income (loss) as part of selling, general and administrative expenses.

Compensation expense related to the Company’s share-based compensation arrangements consisted of the following for the periods presented:

	For the Years Ended December 31,
	2012	2011	2010
Share-based compensation arrangements charged against income:
Stock options(1)	$—	$—	$56
Restricted shares(2)	290	115	95

Total	$290	$115	$151

(1)	Stock options were issued pursuant to the 2007 Founders’ Grant Stock Option Plan (the “2007 Founders’ Option Plan”).
(2)	Restricted shares were issued pursuant to the annual equity compensation in 2009, 2010 and 2011 to certain Directors for service on the Company’s Board (collectively the “2009, 2010 and 2011 Restricted Stock Issuances”) and the restricted stock compensation plan for eligible employees (“Employee Restricted Stock Plan”).

Outstanding compensation costs related to the Company’s unvested share-based compensation arrangements consisted of the following:

	As of December 31,
	2012	2011
Outstanding compensation costs for unvested share-based compensation arrangements:
Stock options(1)	$—	$—
Restricted shares(2)	683	164

Total	$683	$164

(1)	Stock options were issued pursuant to the 2007 Founders’ Option Plan.
(2)	Restricted shares were issued pursuant to the 2009, 2010 and 2011 Restricted Stock Issuances.

As of December 31, 2012 and 2011, the outstanding compensation costs for unvested share-based compensation arrangements will be recognized over a weighted-average period of 1.9 years.

Stock Options

In February 2007, options to acquire an aggregate of 1,540 shares of Original Class B Common Stock were granted under the 2007 Founders’ Option Plan to certain management employees and independent, non-employee directors. The options were granted at an exercise price of $1,077 per share, which was equal to the fair value of the Company’s Original Class B Common Stock on the date of grant. The weighted-average grant date fair value of the options granted during the year ended December 31, 2007 was $566 per share. The shares vest ratably over a three-year vesting period of one-third per year on the annual anniversary date and expire 10 years from the date of grant. There were no stock options granted during the years ended December 31, 2012 and 2011. As of December 31, 2012 and 2011, all of the outstanding options were vested.

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

A summary of the stock option activity and changes under the 2007 Founders’ Option Plan consisted of the following for the periods presented:

	Shares	Weighted- Average Exercise Price per Share (in dollars)	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2010	1,280	$1,077	7.2
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2010	1,280	$1,077	6.1
Granted	—	—
Exercised	—	—
Forfeited or expired	(420)	—

Outstanding at December 31, 2011	860	$1,077	5.1
Granted	—	—
Exercised	—	—
Forfeited or expired	(200)	$1,077

Outstanding at December 31, 2012	660	$1,077	4.1

Vested at December 31, 2012	660	$1,077	4.1

Exercisable at December 31, 2012	660	$1,077	4.1

The options were antidilutive as of December 31, 2012 and 2011, as the fair value of the stock was below the exercise price of the options. The options were anti-dilutive as of December 31, 2010, as the Company had a net loss for the year ended December 31, 2010. The fair value of the options was determined using the Black-Scholes option pricing model as of April 23, 2007, the measurement date or the date the Company received unanimous approval from shareholders for the 2007 Founders’ Grant Stock Option Plan. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, and requires the input of subjective assumptions, including expected price volatility and term. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options. Projected data related to the expected volatility and expected life of stock options is typically based upon historical and other information. The fair value of the options granted in 2007 was estimated at the date of grant using the following assumptions:

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

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Restricted Shares of Common Stock

In February 2008, the Company’s Board of Directors authorized, and in June 2008, the Company’s shareholders approved the issuance of 73 restricted shares of the Original Class B Common Stock, with a three-year cliff vesting period, to the Company’s director Mr. Adolfo Henriques, as the initial equity consideration for his election to the Board of Directors and 41 restricted shares of the Original Class B Common Stock, with a three-year cliff vesting period, to each of the Company’s director Mr. Thomas A. Madden and the Company’s former director Ms. Carol Miltner, as annual equity consideration for their board membership, (collectively the “2008 Restricted Stock Issuances”). In January 2009, Ms. Miltner surrendered her right to the restricted shares of the Original Class B Common Stock in accordance with the terms of her resignation agreement with the Company.

In May 2009, the Company’s Board of Directors authorized and the Company’s shareholders approved the issuance of 96 restricted shares of the Original Class B Common Stock, with a three-year cliff vesting period, to each of the Company’s directors Messrs. Henriques and Madden, as annual equity consideration for their board membership (collectively the “2009 Restricted Stock Issuance”).

In September 2009, the Company’s Board of Directors approved, subject to shareholder approval, the designation of an additional 1,000 shares of the Original Class B Common Stock, to be reserved for the grant of restricted stock to the Company’s Board of Directors.

In June 2010, the Company’s Board of Directors authorized and the Company’s shareholders approved the issuance of 64 restricted shares of the Original Class B Common Stock, with a three-year cliff vesting period, to each of the Company’s directors Messrs. Henriques and Madden, as annual equity consideration for their board membership (collectively the “2010 Restricted Stock Issuance”).

On April 1, 2011, the Company adopted the Employee Restricted Stock Plan for eligible employees to receive compensation in the form of restricted shares of Common Stock.

On April 19, 2011, the Company filed an amendment to its certificate of incorporation, which increased the number of authorized shares of Common Stock to 200,000 shares, eliminated the Original Class B Common Stock and converted all outstanding shares of the Original Class B Common Stock to shares of voting Common Stock, voting. As of the filing of such amendment, the Company no longer had any shares of Original Class B Common Stock authorized, issued or outstanding and all previously granted restricted shares of Original Class B Common Stock were converted into restricted shares of voting Common Stock.

On May 18, 2011, the Company’s Board of Directors authorized and the Company’s shareholders approved the issuance of 86 restricted shares of Common Stock, with a three-year cliff vesting period, to each of the Company’s directors Messrs. Henriques and Madden, as annual equity consideration for their board membership and 48 restricted shares of Common Stock, with a three-year annual vesting period to the Company’s former Chief Financial Officer, Treasurer and Secretary, Mr. Olson, as annual equity consideration (collectively the “2011 Restricted Stock Issuance”). On May 18, 2012, Mr. Olson surrendered his right to the restricted shares of the Common Stock in accordance with the terms of his employment agreement with the Company.

On June 30, 2011, the 73 and 41 restricted shares of Common Stock that were issued in June 2008 to Messrs. Henriques and Madden, respectively, vested.

On May 28, 2012, the 96 and 96 restricted shares of Common Stock that were issued in May 2009 to Messrs. Henriques and Madden, respectively, vested.

On July 1, 2012, the Company’s Board of Directors authorized, and the Company’s shareholders approved, the issuance of 1,444 restricted shares of Common Stock, with a vesting schedule of 25% in 2012, 25% in 2013 and 50% in 2014, as compensation to eligible employees under the Employee Restricted Stock Plan. As of December 31, 2012, of the 1,444 restricted shares of Common Stock that were issued on July 1, 2012 to employees, 256 shares vested and 1,188 shares remained restricted.

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

A summary of the unvested restricted shares of the common stock award activity and changes consisted of the following during the periods presented:

	Restricted Common Stock (in shares)	Weighted-Average Grant-Date Fair Value per Share (1) (in dollars)
Unvested Balance at January 1, 2010	306	$1,040
Granted	128	$790	(2)
Vested	—	—
Forfeited	—	—

Unvested Balance at December 31, 2010	434	$899

Granted	220	$580	(2)
Vested	(114)	$1,225
Forfeited	—	—

Unvested Balance at December 31, 2011	540	$870

Granted	1,444	$580	(2)
Vested	(448)	$555
Forfeited	(48)	$580

Unvested Balance at December 31, 2012	1,488	$598

(1)	The fair value was determined using the weighted-average fair value per share to reflect the portion of the period during which the shares were outstanding.
(2)	The fair value was determined as of the date the Company granted the shares.

Note 11.	Commitments and Contingencies and Other

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

For the years ended December 31, 2012, 2011 and 2010, rental expense was $4,162, $4,288 and $4,209, respectively.

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Future minimum lease payments from December 31, 2011 consisted of the following:

For the Years Ended December 31,
2013	$4,545
2014	3,736
2015	3,215
2016	2,938
2017 and thereafter	10,296

$24,730

Indemnity Letter Agreement

On March 16, 2011, the Company entered into an indemnity letter agreement with the Anthony and Michael Shalom, (the “Shaloms”) and a CVCI subsidiary, CVCI Intcomex Investment LP (“CVCI Investment”), pursuant to which the Company agreed to return approximately $927 (the “Reimbursement Amount”) to the Shaloms. The return of the Reimbursement Amount is a result of an overpayment by the Shaloms of an indemnification payment owed to CVCI Investment and paid to the Company pursuant to an indemnity agreement letter between the Shaloms and CVCI Investment, dated as of June 29, 2007. The Reimbursement Amount represents a refund claimed by the Shaloms, as a result of a tax benefit recognized by the Company in connection with the gross indemnifiable loss. Accordingly, the original indemnification payment exceeded the ultimate indemnifiable loss because it did not account for the effect of this tax benefit. The Reimbursement Amount is equal to the indemnifying shareholders’ prorata share of the tax benefit recognized. The Reimbursement Amount is payable at the earlier of: (i) such time that such payment is not prohibited by any agreement by which the Company or any of its subsidiaries is bound; and (ii) a change of control other than that as a result of an IPO.

Note 12.	Additional Paid in Capital

For the years ended December 31, 2012, 2011 and 2010, total compensation expense for share-based compensation arrangements charged against income was $290, $115 and $151, respectively. For a detailed discussion of the share-based compensation, see “Note 10. Share-Based Compensation” in these Notes to Consolidated Financial Statements.

On April 19, 2011, the Company and two of its subsidiaries completed an investment agreement, the Brightpoint Transaction, with two subsidiaries of Brightpoint, a global leader in providing supply chain solutions to the wireless industry. Pursuant to such agreement, the Company issued an aggregate 38,769 shares of its Common Stock to Brightpoint Latin America. Effectively, the Brightpoint Transaction was comprised of two transactions: (1) the sale of 25,846 shares of Common Stock for $15,000 in cash; and (2) the acquisition of certain assets and liabilities of certain operations of Brightpoint Latin America and the equity associated with the Brightpoint Latin America Operations, in exchange for 12,923 shares of Common Stock valued at $7,500 plus $174 cash, net, at closing.

Additionally, the acquisition of the Brightpoint Latin America Operations provided for a post-closing working capital adjustment to be settled in cash. In September 2011, together with Brightpoint, the Company finalized the working capital adjustment resulting in an additional payable by Brightpoint to the Company of $871, which the Company received in October 2011.

On July 15, 2011, the Company repurchased 852 shares of Common Stock from one of its shareholders using the proceeds from the Brightpoint Transaction, for a total purchase price of $494, in connection with the departure of such shareholders’ principal owner as an employee of Intcomex Argentina.

On December 31, 2012, the Company withheld 17 shares of restricted Common Stock that were issued on July 1, 2012 as compensation to eligible employees under the Employee Restricted Stock Plan who elected to have a certain number of their vested shares withheld for income tax purposes. As of December 31, 2012, the first vest date of the three-year vesting schedule, the common shares had a fair value of $812 per share.

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 13.	Related Party Transactions

Due from Related Parties

IFX Corporation (“IFX”) is a Latin American telecommunications service provider that provides internet access services to the Miami Operations and the In-country Operations in Chile, Colombia, Guatemala, Mexico, Panama and Uruguay. Michael Shalom is the chairman of IFX and both a major shareholder and officer of the Company. During the years ended December 31, 2012, 2011 and 2010, the Company paid approximately $622, $523 and $557, respectively, to IFX for their services and sold approximately $259, $3 and $4, respectively, of IT products to IFX. The Company did not have an outstanding receivable balance from IFX as of December 31, 2012 and 2011. The trade receivables of IFX are guaranteed by Tecno-Mundial, S.A., a shareholder of the Company. IFX Networks Panamá S.A. (“IFX Networks”), a subsidiary of IFX, purchased a right to acquire real property in Panama from our subsidiary in Panama for $257 on December 28, 2012. The price paid by IFX Networks, which was received in two installments on December 28, 2012 and January 2, 2013, was equal to the amount of the deposit our Panamanian subsidiary paid for the right to acquire real property in 2008. The Company believes that all transactions with IFX have been made on terms that are not less favorable to the Company than those available in a comparable arm’s length transaction and in the ordinary course of business.

Leases with Related Parties

The Company leases an office and warehouse facility in Mexico City, Mexico, from two of the Company’s shareholders for approximately $23 per month. The lease has an increase provision based upon the official inflation rate in Mexico, the Indice Nacional de Precios al Consumidor, or INPC. The 102-month term lease expired on December 31, 2012. The Company extended the lease for an additional 12-month term expiring on December 31, 2013. The Company has an option to purchase the facility for $3,000 prior to December 31, 2013, the option termination date.

Note 14.	Restructuring Plan

In late March 2012, management implemented a plan to cease operations of Intcomex Argentina by the end of fiscal 2012. The Company recorded $621 in expenses related to these restructuring actions for the year ended December 31, 2012. The Company did not record any expenses related to these restructuring actions for the years ended December 31, 2011 and 2010. The restructuring included involuntary workforce reductions and employee benefits and other costs incurred in connection with vacating leased facilities. These expenses were recorded as operating expenses in the consolidated statement of operations and comprehensive income (loss). As of December 31, 2012, all of the payments related to restructuring actions were made.

The Company does not consider its In-country Operations in Argentina to be material. At December 31, 2012 and 2011, Intcomex Argentina’s total assets represented approximately 0.04% and 1.35%, respectively, of the Company’s total consolidated assets. For the years ended December 31, 2012, 2011 and 2010, Intcomex Argentina’s total revenues represented approximately 0.30%, 1.29% and 2.85%, respectively, of the Company’s total consolidated revenues. Intcomex Argentina’s operating loss was $1,474, $921 and $965 for the year ended December 31, 2012, 2011 and 2010, respectively, and represented 7.00%, 2.81% and 5.99%, respectively, of the Company’s consolidated operating income on an absolute value basis. Accordingly, the Company did not present its In-country Operations in Argentina as discontinued operations.

On January 15, 2013, the Company completed the sale of Intcomex Argentina for approximately $500.

Note 15.	Segment Information

FASB ASC 280, Segment Reporting provides guidance on the disclosures about segments and information related to reporting units. The Company operates in a single industry segment, that being a distributor of IT products. The Company’s operating segments are based on geographic location. Geographic areas in which the Company operates include sales generated from and invoiced by the Miami Operations and sales generated from and invoiced by all of the Latin American and Caribbean subsidiary operations. The subsidiary In-country Operations conduct business with sales and distribution centers in the following countries: Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Jamaica, Mexico, Panama, Peru, and Uruguay. The In-country Operations have been aggregated as one segment due to similar products and economic characteristics. The Company sells and distributes one type of product line, IT products, and does not provide any separately billable services. It is impracticable for the Company to report the revenues from external customers for the group of similar products within the product line because the general ledger used to prepare the Company’s financial statements does not track sales by product.

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

	For the Years Ended December 31,
	2012	2011	2010
Statement of Operations Data:
Revenue:
Miami Operations
Revenue from unaffiliated customers(1)	$403,173	$388,609	$216,491
Intersegment	323,475	346,607	275,642

Total Miami Operations	726,648	735,216	492,133
In-country Operations
In-country Operations, excluding Intcomex Chile	736,272	658,383	552,632
Intcomex Chile	291,033	239,981	244,149

In-country Operations	1,027,305	898,364	796,781
Eliminations of inter-segment	(323,475)	(346,607)	(275,642)

Total revenue	$1,430,478	$1,286,973	$1,013,272

Operating income:
Miami Operations	$6,351	$14,944	$1,281
In-country Operations	14,789	17,873	14,824

Total operating income	$21,140	$32,817	$16,105

	As of December 31,
	2012	2011
Balance Sheet Data:
Assets:
Miami Operations	$182,522	$185,918
In-country Operations
In-country Operations, excluding Intcomex Chile	147,074	138,678
Intcomex Chile	132,606	120,385

In-country Operations	279,680	259,063

Total assets	$462,202	$444,981

Property & equipment, net:
Miami Operations	$5,762	$6,245
In-country Operations	8,836	9,165

Total property & equipment, net	$14,598	$15,410

Goodwill:
Miami Operations	$2,673	$2,622
In-country Operations	15,396	15,357

Total goodwill	$18,069	$17,979

(1)	For purposes of geographic disclosure, revenue is attributable to the country in which the Company’s individual business resides.

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 16.	Guarantor Condensed Consolidating Financial Statements

The 13 1/4% Senior Notes are unconditionally guaranteed on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries (collectively, the “Subsidiary Guarantors”), but not the Company’s foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”). Each of the note guarantees covered the full amount of the 13 1/4% Senior Notes and each of the Subsidiary Guarantors is 100% owned by the Company. Pursuant to Rule 3-10(f) of Regulation S-X under the rules promulgated under the Securities Act of 1933, the Parent company has prepared condensed consolidating financial information for the Parent company, the subsidiaries that are Guarantors of the Company’s obligations under the Original 13 1/4% Senior Notes and 13 1/4% Senior Notes on a combined basis and the Non-Guarantor Subsidiaries on a combined basis.

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

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2012

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Current assets
Cash and equivalents	$—	$40	$30,546	$—	$30,586
Trade accounts receivable, net	—	76,784	142,447	(76,800)	142,431
Inventories	—	49,943	113,412	—	163,355
Other	42,428	7,328	105,074	(80,556)	74,274

Total current assets	42,428	134,095	391,479	(157,356)	410,646
Long-term assets
Property and equipment, net	3,893	1,870	8,835	—	14,598
Investments in subsidiaries	187,610	263,125	—	(450,735)	—
Goodwill	2,673	7,418	7,978	—	18,069
Other	13,172	110,899	4,650	(109,832)	18,889

Total assets	$249,776	$517,407	$412,942	$(717,923)	$462,202

Liabilities and shareholders’ equity
Current liabilities	$12,938	$224,088	$231,262	$(174,099)	$294,189
Long-term debt, net of current maturities	97,399	—	56	—	97,455
Other long-term liabilities	72,964	18,068	13,834	(100,783)	4,083

Total liabilities	183,301	242,156	245,152	(274,882)	395,727
Total shareholders’ equity	66,475	275,251	167,790	(443,041)	66,475

Total liabilities and shareholders’ equity	$249,776	$517,407	$412,942	$(717,923)	$462,202

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

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2012

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$726,647	$1,027,305	$(323,474)	$1,430,478
Cost of revenue	—	688,350	942,910	(323,597)	1,307,663

Gross profit	—	38,297	84,395	123	122,815
Operating expenses	11,738	20,208	69,729	—	101,675

Operating (loss) income	(11,738)	18,089	14,666	123	21,140
Other expense, net
Interest expense, net	19,814	2,759	(957)	—	21,616
Other, net	(26,523)	(21,322)	1,602	41,398	(4,845)

Total other (income) expense	(6,709)	(18,563)	645	41,398	16,771

(Loss) income before (benefit) provision for income taxes	(5,029)	36,652	14,021	(41,275)	4,369
(Benefit) provision for income taxes	(7,101)	5,652	3,746	—	2,297

Net income (loss)	$2,072	$31,000	$10,275	$(41,275)	$2,072

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

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2010

	INTCOMEX INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Revenue	$—	$492,133	$797,140	$(276,001)	$1,013,272
Cost of revenue	—	463,597	729,728	(275,796)	917,529

Gross profit	—	28,536	67,412	(205)	95,743
Operating expenses	9,042	18,009	52,587	—	79,638

Operating (loss) income	(9,042)	10,527	14,825	(205)	16,105
Other expense, net
Interest expense, net	20,009	2,286	(1,671)	—	20,624
Other, net	(20,251)	(20,984)	(688)	39,661	(2,262)

Total other (income) expense	(242)	(18,698)	(2,359)	39,661	18,362

(Loss) income before provision for income taxes	(8,800)	29,225	17,184	(39,866)	(2,257)
(Benefit) provision for income taxes	(5,150)	3,874	2,669	—	1,393

Net (loss) income	$(3,650)	$25,351	$14,515	$(39,866)	$(3,650)

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2012

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Cash flows from operating activities	$(20,578)	$(1,189)	$11,595	$—	$(10,172)

Cash flows from investing activities
Purchases of property and equipment, net	(1,441)	(185)	(1,349)	—	(2,975)
Other	26,836	(22,434)	994	—	5,396

Cash flows from investing activities	25,395	(22,619)	(355)	—	2,421

Cash flows from financing activities
Borrowings under lines of credit, net	—	24,044	(5,864)		18,180
Proceeds from borrowings under long-term debt	306	—	49	—	355
Payments of long-term debt	(5,123)	(236)	(415)	—	(5,774)

Cash flows from financing activities	(4,817)	23,808	(6,230)	—	12,761
Effects of exchange rate changes on cash	—	—	(131)	—	(131)

Net decrease in cash and cash equivalents	—	—	4,879	—	4,879
Cash and cash equivalents, beginning of period	—	40	25,667	—	25,707

Cash and cash equivalents, end of period	$—	$40	$30,546	$—	$30,586

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2011

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Cash flows from operating activities	$(23,754)	$16,700	$(12,920)	$—	$(19,974)

Cash flows from investing activities
Purchases of property and equipment, net	(1,448)	(120)	(1,842)	—	(3,410)
Acquisition of business, net of working capital adjustments	(1,102)	—	1,799	—	697
Other	13,668	(14,074)	750	—	344

Cash flows from investing activities	11,118	(14,194)	707	—	(2,369)

Cash flows from financing activities
Borrowings under lines of credit, net	—	(2,347)	12,932		10,585
Proceeds from borrowings under long-term debt	—	—	280	—	280
Payments of long-term debt	(4,924)	(392)	(482)	—	(5,798)
Proceeds from issuance of common stock	15,000	—	—	—	15,000
Intercompany financing of business acquisition by foreign subsidiaries	3,054	—	(3,054)	—	—
Payments for purchase of treasury stock	(494)	—	—	—	(494)

Cash flows from financing activities	12,636	(2,739)	9,676	—	19,573
Effects of exchange rate changes on cash	—	—	(390)	—	(390)

Net decrease in cash and cash equivalents	—	(233)	(2,927)	—	(3,160)
Cash and cash equivalents, beginning of period	—	273	28,594	—	28,867

Cash and cash equivalents, end of period	$—	$40	$25,667	$—	$25,707

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2010

	INTCOMEX INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX INC. CONSOLIDATED
Cash flows from operating activities	$(13,358)	$5,465	$7,719	$—	$(174)

Cash flows from investing activities
Purchases of property and equipment, net	(1,760)	(104)	(2,320)	—	(4,184)
Other	12,481	(12,460)	4	—	25

Cash used in investing activities	10,721	(12,564)	(2,316)	—	(4,159)

Cash flows from financing activities
Payments under lines of credit, net	—	7,712	(1,185)		6,527
Proceeds from borrowings under long-term debt	—	—	543	—	543
Payments of long-term debt	—	(381)	(229)	—	(610)

Cash flows from financing activities	—	7,331	(871)	—	6,460

Effects of exchange rate changes on cash	—	—	(494)	—	(494)

Net (decrease) increase in cash and cash equivalents	(2,637)	232	4,038	—	1,633
Cash and cash equivalents, beginning of period	2,637	41	24,556	—	27,234

Cash and cash equivalents, end of period	$—	$273	$28,594	$—	$28,867

INTCOMEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 17.	Quarterly Financial Data (Unaudited)

A summary of the quarterly financial information for the years ended December 31, 2012 and 2011 consisted of the following:

	For the Quarterly Periods Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenue	$390,500	$347,335	$330,317	$362,326
Gross profit	34,032	29,689	27,029	32,065
Operating income	9,147	4,933	2,089	4,971
Income (loss) before provision for income taxes	6,493	283	(1,657)	(750)
Net income (loss)	$5,317	$124	$(1,645)	$(1,724)
Net income (loss) per weighted average share of common stock:
Basic	$31.76	$0.74	$(9.82)	$(10.29)
Diluted	$31.66	$0.74	$(9.82)	$(10.29)

	For the Quarterly Periods Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenue	$250,751	$295,390	$337,917	$402,915
Gross profit	25,338	29,423	31,137	38,914
Operating income	4,530	6,565	8,122	13,600
(Loss) income before provision for income taxes	(361)	3,211	(2,140)	6,633
Net (loss) income	$(1,318)	$2,082	$(1,716)	$5,133
Net (loss) income per weighted average share of common stock:
Basic	$(10.19)	$12.98	$(10.24)	$30.67
Diluted	$(10.19)	$12.97	$(10.24)	$30.57

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Management has assessed the Company’s internal control over financial reporting as of December 31, 2012. The assessment was based on criteria for effective internal control over financial reporting described in the Internal Control—Integrated Framework issued by the Sponsoring Organizations of the Treadway Commission, or COSO. Based on the assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers as of March 22, 2013.

Name	Age	Position
Anthony Shalom	63	Chairman, Director
Michael Shalom	42	Chief Executive Officer and President, Director
Enrique Bascur	56	Director
Adolfo Henriques	59	Director
Thomas A. Madden	59	Director
Juan Pablo Pallordet	39	Director
Jose I. Ortega	41	Interim Chief Financial Officer and Secretary
Leopoldo Coronado	52	Chief Operating Officer

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

Anthony Shalom was a founder of our company in 1988 and has been our Chairman since 2004. Mr. Shalom was the Chief Executive Officer from 2004 until his resignation as Chief Executive Officer on February 15, 2010. Although relinquishing his official duties as Chief Executive Officer, Mr. Shalom remains fully engaged in daily operational activities in his capacity as Chairman. Prior to the investment by CVCI in our company, Mr. Shalom was President of Intcomex Holdings, LLC (effectively our predecessor company), serving as Chief Executive Officer and President and director. Mr. Anthony Shalom is the father of Michael Shalom, our Chief Executive Officer and President.

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

Enrique Bascur has been a director of our company since 2005. Mr. Bascur is currently a Managing Director at CVCI, where he has worked since 1999 specializing in investments in Latin America. Prior to 1999, Mr. Bascur managed the local equity investment unit as the Corporate Finance Head at Citigroup’s office in Santiago, Chile, and held various positions in investment banking in Chile, Venezuela and the United States. Mr. Bascur serves on the boards of Dream S.A., a Chilean company in the entertainment and lodging business; Sundance Investment, LLC and Subandean E&P, LLC, a subsidiary of Sundance Investment LLC, an oil and gas company in Peru; Empresa Constructora Moller y Perez-Cotapos S.A., a construction and real estate company in Chile; Tenedora Augusta, S.A.P.I. de C.V., a hotel developer and operator in Mexico; Transportadora de Gas Internacional S.A.E.S.P., a Colombian gas pipeline company; Adir International LLC, a California based retailer; and Citigroup International Finance Corporation, a wholly-owned subsidiary of Citigroup, Inc. Mr. Bascur holds a degree in Civil Engineering from Universidad Católica de Chile and an M.B.A. degree from the Wharton School of the University of Pennsylvania. Mr. Bascur has extensive management and corporate governance expertise gained through years of executive leadership positions with businesses throughout Latin America. Mr. Bascur has an educational background in financial and business management and holds an advanced degree from a highly acclaimed university. Mr. Bascur’s breadth of experience in various industries and countries allows him to provide valuable insights into the markets where we operate and different types of customers that we service. Mr. Bascur is an independent director within the meaning of the applicable laws, regulations and the listing standards of the Nasdaq Global Market, or Nasdaq.

Adolfo Henriques was elected a director of our company in February 2008. Mr. Henriques is currently Chairman, President and Chief Executive Officer of Gibraltar Private Bank and Trust Co., a private banking and wealth management company based in Coral Gables, Florida, where he previously served as Vice Chairman, President and Chief Operating Officer. From 2008 through February 2011, Mr. Henriques was Vice Chairman of the Related Group, a builder of luxury condominiums and multi-family real estate developments. From 2005 until its sale in December 2007, Mr. Henriques was Chairman, President and Chief Executive Officer of Florida East Coast Industries, a commercial real estate firm and regional freight railroad company. Prior to 2005, Mr. Henriques held several senior positions in the banking industry, most recently serving as Chief Executive Officer of the South Region for Regions Bank from 1998 to 2005. Mr. Henriques is currently also a member of the board of directors of Heico Corporation, Medical HealthCare Plans, Inc. and its affiliate, Medica Health Plans of Florida, Inc. Mr. Henriques holds a B.A. in Business from St. Leo College and a Master’s Degree in Accounting from Florida International University. Mr. Henriques’ significant experience as an executive and manager of business throughout the South Florida region allows him to offer strategic insight into our operations in Florida. Mr. Henriques’ educational background in accounting and business management, as well as his years of business experience, provide him with the expertise necessary to effectively serve on our Audit Committee and our Board of Directors. Mr. Henriques satisfies the independence requirements of Nasdaq and qualifies as an outside director within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended, (“Section 162(m)” of the “Internal Revenue Code”) and non-employee director within the meaning of Rule 16b-3 of the rules promulgated under the Securities Exchange Act of 1934, as amended. Mr. Henriques satisfies the audit committee members independence requirements of Nasdaq, the Securities Exchange Act of 1934 and the Securities and Exchange Commission (“SEC”) rules and regulations. Mr. Henriques is an independent director within the meaning of the applicable laws, regulations and the listing standards of Nasdaq.

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

Juan Pablo Pallordet has been a director of our company since 2004. Mr. Pallordet is currently a Partner of CVCI, where he has worked since 1999, specializing in private equity investments related to oil and gas, infrastructure and technology, amongst others. Mr. Pallordet is currently a board member of Sundance Investment, LLC, an oil and gas company in Peru, Contugas S.A.C., a gas distribution company in Peru and an alternate board member of Transportadora de Gas Internacional S.A. E.S.P., a Colombian gas pipeline company. Mr. Pallordet previously served on the board of Avantel, S.A., a wireless telecommunications company in Colombia until 2010. Mr. Pallordet holds an advanced degree in Industrial Engineering from the Universidad de Buenos Aires. Mr. Pallordet has extensive professional experience, both in Latin America and in a related industry, and management and corporate governance expertise. Mr. Pallordet has an educational background in engineering, which contributes to the diversity of skills and education composition of our Board of Directors. Mr. Pallordet satisfies the independence requirements of the Nasdaq and qualifies as an outside director within the meaning of Section 162(m) of the

Internal Revenue Code and non-employee directors within the meaning of Rule 16b-3 of the rules promulgated under the Securities Exchange Act of 1934. Mr. Pallordet satisfies the Nasdaq independence standards for our nominating and corporate governance committee. Mr. Pallordet is an independent director within the meaning of the applicable laws, regulations and the listing standards of Nasdaq.

Jose I. Ortega was appointed Interim Chief Financial Officer and Secretary of our company in May 2012. Mr. Ortega has been serving as Corporate Controller of our company since May 2010. Prior to joining our company, Mr. Ortega worked as an independent consultant from January 2010 until May 2010, and was employed by Benihana, Inc. serving as its Vice President–Finance, Chief Financial Officer and Treasurer from September 2006 until January 2010. Mr. Ortega earned Bachelor of Science in Accounting and Master of Science in Accounting degrees from Florida International University in Miami, Florida. Mr. Ortega is a certified public accountant licensed in the State of Florida.

Leopoldo Coronado was appointed Chief Operating Officer of our company in December 2011. Prior to joining our company, Mr. Coronado held several senior positions at Avon Products, Inc., most recently, serving as the Vice President of Commercial Operations for its Latin American division. From 2005 to 2011, Mr. Coronado served in a variety of capacities for Avon throughout the Latin American region, including Vice President of Supply Chain Strategy and Transformation and Latin America Supply Chain Vice President. From 1982 to 2005, Mr. Coronado held several management positions at The Procter & Gamble Company (P&G), including Director of LatAm Logistics and Customer Services and Director of Customer Service and Logistics for several countries, including Brazil, Colombia and the Andean Cluster. Mr. Coronado earned a degree in Electro-Mechanical Engineering in Mexico City, Mexico at the Universidad Anahuac, where he was a professor of computer programming, numerical methods and operations research.

Code of Business Conduct and Ethics

We maintain a Code of Business Conduct and Ethics applicable to all directors, officers and employees, including executive officers. The Code of Business Conduct and Ethics is available without charge through the “Investor Relations, Governance Library” section of our website www.intcomex.com, by writing to the attention of: Investor Relations, c/o Intcomex, Inc., 3505 NW 107th Avenue, Suite A, Miami, Florida 33178, or by emailing to ir@intcomex.com. Any waivers of the provisions of this Code of Ethics and Business Conduct for directors or executive officers may be granted only in exceptional circumstances by our Board of Directors, or an authorized committee thereof, and will be promptly disclosed to our shareholders.

Corporate Governance

Board of Directors

Board Size, Composition and Independence

Our amended and restated certificate of incorporation and by-laws provide that the size of our Board of Directors will be determined by a resolution of a majority of the Board of Directors. Directors are elected for a one-year term or until their successors are duly elected and qualified. Executive officers serve at the discretion of the Board of Directors. Our Board of Directors consists of six members as of March 22, 2013.

Pursuant to our Fifth Amended and Restated Shareholders Agreement of April 19, 2011 among us and each of our shareholders, or our Shareholders Agreement, prior to an IPO, three of our directors are to be nominated by CVCI, one of our directors is to be nominated by Brightpoint Latin America, Inc., or the Brightpoint Shareholder, so long as it owns at least 50% of the shares it currently owns, one of our directors is to be nominated by Messrs. Anthony Shalom and Michael Shalom so long as they collectively control securities in the aggregate representing not less than 16% of our voting power, and two of our directors are to be independent. Each of CVCI, the Brightpoint Shareholder and collectively, Messrs. Anthony and Michael Shalom, or the Shaloms, is entitled to remove the independent directors at any time and replace them with other individuals who would be independent directors pursuant to the terms of the Shareholder Agreement.

Pursuant to our Release Agreement of June 29, 2012, among us, Brightpoint, Inc., the Brightpoint Shareholder and Brightpoint International Ltd., the Brightpoint Shareholder agreed to waive its right to appoint a director and its director nominee, Mr. J. Mark Howell, resigned from our Board of Directors effective immediately. Mr. Howell was a director of our company from April 2011 until his resignation on June 29, 2012. Mr. Howell’s resignation did not result from a disagreement with us, or any matter with respect to our operations, policies, practices or public disclosures.

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

Audit Committee. Our audit committee consists of Messrs. Madden (Chairperson), Henriques, Pallordet and Michael Shalom. Messrs. Madden and Henriques satisfy the audit committee members’ independence requirements of Nasdaq, the Securities Exchange Act of 1934, and the SEC rules and regulations. Our Board of Directors has determined that Mr. Madden qualifies as an “audit committee financial expert” under the SEC rules and regulations. The rules of Nasdaq, or the Nasdaq Rules and Rule 10A-3 of the rules promulgated under the Securities Exchange Act of 1934 require that the audit committee of a listed company be comprised solely of independent directors. Mr. Pallordet is not an “independent” audit committee member under the Nasdaq independence standards for audit committee members and Rule 10A-3 of the rules promulgated under the Securities Exchange Act of 1934 because of his affiliation with CVCI, our principal shareholder. Mr. Michael Shalom is not an “independent” audit committee member under the Nasdaq independence standards for audit committee members because he is the Chief Executive Officer and President of our company.

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

Compensation Committee. The compensation committee consists of Messrs. Henriques (Chairperson), Madden, Pallordet and Anthony Shalom. Messrs. Henriques, Madden and Pallordet satisfy the independence requirements of the Nasdaq and qualify as the outside directors within the meaning of Section 162(m) of the Internal Revenue Code and non-employee directors within the meaning of Rule 16b-3 of the rules promulgated under the Securities Exchange Act of 1934. Mr. Anthony Shalom is not an “independent” compensation committee member under the Nasdaq independence standards for compensation committee members because he is an employee of our company and the father of Michael Shalom, our Chief Executive Officer and President.

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

Compensation Discussion and Analysis

This Compensation Discussion and Analysis, or CD&A, focuses on our Named Executive Officers, or NEOs. The NEOs of our company are Messrs. Anthony Shalom, Chairman; Michael Shalom, Chief Executive Officer and President; Russell A. Olson, our former Chief Financial Officer, Treasurer and Secretary; Leopoldo Coronado, Chief Operating Officer; and, Jose I. Ortega, Interim Chief Financial Officer and Secretary.

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

Compensation Philosophy and Objectives

The design and operation of the executive compensation program and decisions reflects our foundations of principles to recruit and retain talented leadership and implement measurable and achievable individual and company performance targets as award vehicles in our compensation plan. Our compensation philosophy is relatively simple—reflecting the size, status as a privately-held company not traded on a public stock exchange.

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

In 2012, we offered an annual bonus to each of our NEOs based upon the achievement of certain financial (net income, operating income and cash conversion cycle) and non-financial (operational excellence initiatives) goals established by the compensation committee. For the annual bonus of each of our NEOs, see “—Summary NEO Compensation Table.”

Long-Term Incentive Awards. We offer market competitive long-term incentive awards to certain of our NEOs to motivate executives to make decisions to focus on the long-term growth of our company and increase shareholder value, to attract and retain an appropriate caliber of talent for the position and to recognize that similar long-term equity incentives are provided at companies with whom we compete for talent. The compensation committee reviews the long-term incentive awards for the NEOs annually and determines whether changes to the long-term incentive awards are required based on changes in our competitive market, individual performance, experience in the position, and other relevant factors. In 2012, we offered long-term incentive awards to our NEOs. For a discussion of Mr. Coronado’s long-term incentive awards, see “—Employment Agreements; Potential Payments Upon Termination or Change of Control.”

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

A maximum of 1,700 shares of the Common Stock may be issued under the 2007 Founders’ Option Plan, and subject to certain capital adjustment provisions, a maximum of 250 shares of common stock, subject to options, may be granted to management employees and independent, non-employee directors in a single calendar year. As of December 31, 2012, 1,540 stock options were issued, of which 660 were outstanding and 160 may be issued under the 2007 Founders’ Option Plan. As of December 31, 2011, 1,540 stock options were issued, of which 860 were outstanding and 160 may be issued under the 2007 Founders’ Option Plan. Upon exercise of the outstanding stock options granted under the 2007 Founders’ Option Plan, an aggregate of 1,280 shares of the Common Stock are issuable with a weighted average exercise price of $1,077 per share.

Deferred Compensation Plan. Our NEOs and each of our employees may participate in a 401(k) plan to provide them with retirement benefits and a means to save for their retirement. The 401(k) plan is intended to be a tax-qualified plan under Section 401(a) of the Internal Revenue Code. As of December 31, 2012, we did not make any contributions to the employee’s 401(k) savings plan. For the deferred compensation of each of our NEOs, see “—Summary NEO Compensation Table.”

Perquisites. We do not provide any executives or employees with perquisites or a perquisite allowance.

Other Benefits. Insurance benefits for executives employ the same formulae as are applicable to all our employees.

The Decision Making Process

The compensation committee met six times during 2012 to evaluate our company’s and our NEOs’ performance in determining the NEOs’ annual company performance based and individual performance based bonuses. In making the annual bonus decisions for 2012, the compensation committee evaluated the NEOs’ overall contribution to our company’s financial and operational performance, the pre-established bonus criteria and levels to be awarded to our NEOs, our company’s overall strategic performance priorities, the competitive market conditions in which we operate and our prior years’ cash bonuses. The compensation committee also evaluated the NEOs’ individual performance goals and objectives to make the preliminary and final compensation decisions related to our NEOs’ annual company performance based and individual performance based bonus. We do not hold shareholder advisory votes on executive compensation because our shares are privately held.

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

We did not meet our net income, operating income minimum operating income metrics and cash conversion cycle performance objectives; therefore, our NEOs will not be awarded an Annual Company Performance Bonus for 2012.

Annual Individual Performance Bonus—The compensation committee considers additional performance factors related to the NEO’s progress related to our core strategic performance priorities. As part of the compensation decision process, the compensation committee judges each NEO on the overall performance priorities, without a set weight assigned to each of the factors, but an overall weighting for the group of priorities. The compensation committee reviews and balances these factors in the aggregate in determining individual NEO bonuses, or the Annual Individual Performance Bonus. The Annual Individual Performance Bonus is based upon a combination of quantitative and qualitative measures. The quantitative measures account for 75% of the bonus and are based upon the achievement of a weighted metrics of net income, operating income and cash conversion. The qualitative measures account for 25% of the bonus and are based upon the achievement of goals for continuity and goals to secure the future of our company. The compensation committee considers the following performance priorities and key strategic initiatives: (i) ensure all aspects of customer fundamentals are right including assortment, availability, pricing, credit and accessibility in the regions; (ii) drive discipline by setting meeting structure to ensure proper communication and control, ensuring key projects to reduce identified risks are resourced and implementing demand planning and sales forecasting process; (iii) deploy integrated strategy model and measures for objectives, goals and strategy; (iv) re-conquer our customer base by implementing affiliate-wide programs, delivering growth targets and expanding field sales, growing customers and storefronts; and (v) leverage global footprint against local sub-optimization by launching new regional call center, expanding the span and control of central purchasing and empowering product marketing and strengthening category management. The specific targets for the performance priorities are not disclosed because we believe disclosure of this information would cause us competitive harm. These targets are based on our business plan for the current fiscal year, and are intended to be challenging, yet achievable. Based upon our historical experience, management has been expected to achieve between 85% to 100% of the targets. For the year ended December 31, 2012, management did not receive Annual Individual Performance Bonuses for 2012, which is detailed in our Summary NEO Compensation Table.

Compensation of Our NEOs

The compensation committee established short-term annual bonus incentive award for each NEO. For the year ended December 31, 2012, the short-term annual bonus incentive target was 85% for the Chairman, 85% for the President and 50% for the Chief Financial Officer of their respective 2012 base salaries. The NEO is eligible to earn a short-term annual bonus based on our achievement of certain financial metrics and the individual NEO’s achievement of their Annual Individual Performance Bonus. The NEO qualifies to earn up to 75% of the actual short-term annual bonus based upon the achievement of financial metrics including our average cash conversion cycle of each quarter and our year-end and operating income and net income based on consolidated U.S. GAAP financial statements. The NEO qualifies to earn up to the remaining 25% of the actual short-term annual bonus based upon the successful achievement of their Annual Individual Performance Bonus including the development of a comprehensive five-year strategic planning process company-wide, the identification of business growth opportunities, and the effectiveness of our disclosure controls and procedures and internal controls over financial reporting in compliance with the Sarbanes-Oxley Act of 2002.

Our Board of Directors appointed Jose I. Ortega as Interim Chief Financial Officer, effective upon the departure of Mr. Olson on May 18, 2012, and until our audit committee completes its search for a permanent Chief Financial Officer, Mr. Ortega’s annual base salary is $180,000, plus an annual performance bonus of up to 20% of his base salary, based on the achievement of specified performance targets. In addition to his current base salary, Mr. Ortega earned a one-time cash bonus of $25,000 as compensation for his additional responsibilities as Interim Chief Financial Officer, which was paid in February 2013. Mr. Ortega is also eligible to participate in our Long Term Incentive Plan at target levels to be determined by the Board of Directors.

Pay Equity. On February 21, 2012, the compensation committee approved the compensation package including a base salary component and a short-term incentive award component for Messrs. Anthony Shalom and Michael Shalom and the compensation package including a base salary component, an annual bonus component and a long-term incentive award component for Mr. Coronado. The annual bonus component for Messr. Coronado is appropriate for his scope of responsibilities as our Chief Operating Officer and is used by the compensation committee to balance the compensation for Messr. Coronado’s respective position among his peer NEOs. For a further discussion on the security ownership of certain beneficial owners, see Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report.

Benchmarking

In 2012, the compensation committee engaged Towers Watson Pennsylvania Inc., or Towers Watson, to complete a review and provide an assessment of the current long-term incentive plan program for employees, including Executive Officers. Towers Watson assessed certain aspects of the plan including participation, performance measures, value sharing, pay-out details (levels, curve and vesting) and form of payout and ascertained the approach and effectiveness of the plan. Towers Watson also conducted a market review of grant values for positions for various levels within the organization to provide insight as the competitiveness of the long-term incentive plan grants.

In 2007, the compensation committee engaged Compensia to advise us on the rank of our executive compensation package relative to our peer industry group. That year, we performed a formal, detailed analysis of the compensation plans relative to our peer groups in determining the target compensation provided to the NEOs and examined the performance metrics including operating income and operating margin, pre-tax profit, return on working capital and return on invested capital and earnings per share. We reviewed the compensation paid relative to our peer industry group including: Agilysys, Arrow

Electronics, Avnet, Bell Microproducts, Black Box, GTSI, Ingram Micro, Pomeroy IT Solutions, Richardson Electronics, ScanSource, SYNNEX and Tech Data. The compensation committee has not been formally advised on the benchmarking of our executive compensations package relative to our peer industry group since the detailed analysis was performed in 2007.

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

Tax Deductibility Considerations

We believe that all compensation paid to our NEOs for 2012 is accounted for as expense in the period to which it relates in accordance with U.S. GAAP and is deductible for U.S. federal income tax purposes. In no case during 2012 was any proposed form of compensation materially revised to take into account the impact of tax or accounting treatment. The impact of the deductibility limits of Section 162(m) of the Internal Revenue Code, did not materially impact our compensation decisions for 2012, because those provisions of the Internal Revenue Code did not apply to us in 2012, and our compensation levels for 2012 did not approach the $1.0 million per named executive officer level at which compensation deductions may be denied under those provisions.

Compensation Committee Interlocks and Insider Participation

On January 25, 2007, we formed our compensation committee, consisting of Messrs. Henriques (Chairperson), Madden, Pallordet and Anthony Shalom. Messrs. Henriques, Madden and Pallordet satisfy the independence requirements of the Nasdaq and qualify as the outside directors within the meaning of Section 162(m), and non-employee directors within the meaning of Rule 16b-3 of the rules promulgated under the Exchange Act. Mr. Anthony Shalom is not an “independent” compensation committee member under the Nasdaq independence standards for compensation committee members because he is an employee of our company and the father of Michael Shalom, our Chief Executive Officer and President. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as member of our Board of Directors or compensation committee.

Compensation Committee Report

Our compensation committee has reviewed and discussed this CD&A with our management. Based upon this review and discussion, the compensation committee recommended to the Board of Directors that the CD&A be included in this Annual Report.

Compensation Committee

Adolfo Henriques (Chairperson)

Thomas A. Madden

Juan Pablo Pallordet

Anthony Shalom

Summary NEO Compensation

The summary compensation table reflects information regarding the components of total compensation for our most highly compensated executive officers for the years ended December 31, 2012, 2011 and 2010.

Summary NEO Compensation Table

Name and Principal Position	Year	Salary	Bonus(6)		Grant Date Fair Value of Stock Awards(6)		Grant Date Fair Value of Option Awards(11)	Non-Equity Incentive Plan Compensation(6)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(12)	Total
Anthony Shalom, Chairman(1)	2012	$244,865	$—		$—		$—	$—	$—	$—	$244,865
	2011	$257,961	$230,252		$—		$—	$—	$—	$—	$488,213
	2010	$296,356	$66,831		$—		$—	$—	$—	$—	$363,187

Michael Shalom, President and Chief Executive Officer(2)	2012	$426,615	$—		$—		$—	$—	$—	$—	$426,615
	2011	$370,000	$348,439		$—		$—	$—	$—	$—	$718,439
	2010	$329,442	$75,480		$—		$—	$—	$—	$—	$404,922

Russell A. Olson, Former Chief Financial Officer, Treasurer and Secretary(3)	2012	$135,875	$—		$—		$—	$—	$—	$—	$135,875
	2011	$280,000	$155,108		$124,197		$—	$—	$—	$—	$559,305
	2010	$261,692	$63,000		$27,857		$—	$—	$—	$—	$352,549

Leopoldo Coronado, Chief Operating Officer(4)	2012	$310,000	$50,000	(7)	$250,000	(9)	$—	$—	$—	$—	$610,000

Jose I. Ortega, Interim Chief Financial Officer and Secretary(5)	2012	$180,000	$25,000	(8)	$18,000	(10)	$—	$—	$—	$—	$223,000

(1)	Anthony Shalom has been Chairman of our company since 2004 and was the Chief Executive Officer until his resignation as Chief Executive Officer on February 15, 2010.
(2)	Michael Shalom has been President of our company since 2004 and became Chief Executive Officer effective February 15, 2010.
(3)	Russell A. Olson was the Chief Financial Officer, Treasurer and Secretary of our company until his resignation effective May 18, 2012.
(4)	Leopoldo Coronado has been Chief Operating Officer of our company since December 1, 2011.
(5)	Jose I. Ortega has been Interim Chief Financial Officer and Secretary of our company since May 18, 2012.
(6)	Represents amounts earned during the fiscal years covered related to NEOs’ achievements versus established goals.
(7)	Represents the one-time cash bonus of $50,000 awarded to Mr. Coronado as incentive to accept the terms of his employment agreement between Mr. Coronado and us effective December 1, 2011.
(8)	Represents the one-time cash bonus of $25,000 awarded to Mr. Ortega as compensation for his additional responsibilities as Interim Chief Financial Officer effective May 28, 2012.
(9)	Represents the one-time restricted shares award of 431 shares at grant date fair value of $250,000 awarded to Mr. Coronado as incentive to accept the terms of his employment agreement between Mr. Coronado and us effective December 1, 2011.
(10)	Represents an aggregate of 31 shares of restricted shares of Common Stock issued under the Employee Restricted Stock Plan.
(11)	In February 2007, the Board of Directors authorized a one-time issuance of options to acquire an aggregate of 1,540 shares of Common Stock, under the 2007 Founders’ Option Plan to certain of our company’s management employees and independent, non-employee directors. The shares vest ratably over a three year vesting period of one-third per year and expire 10 years from the date of grant.
(12)	Represents amounts contributed by our company to the employee’s 401(k) account.

Grants of Plan-Based Awards at Fiscal Year End 2012

Name and Principal Position	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Shares of Stock or Units (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Leopoldo Coronado, Chief Operating Officer	July 1, 2012	431	—	$—	$250,000

Jose I. Ortega Interim Chief Financial Officer and Secretary	July 1, 2012	31	—	$—	$18,000

Outstanding Equity Awards at Fiscal Year End 2012

	OPTION AWARDS					STOCK AWARDS
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares of Stock that have not Vested	Market Value of Shares of Stock that have not Vested	Equity Incentive Plan Awards Number of Unearned Shares that have not Vested	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares that have not Vested
Anthony Shalom, Chairman	—	—	—	$—	—	—	$—	—	$—

Michael Shalom, President and Chief Executive Officer	—	—	—	$—	—	—	$—	—	$—

Russell A. Olson, Former Chief Financial Officer, Treasurer and Secretary	—	—	—	$—	—	—	$—	—	$—

Leopoldo Coronado, Chief Operating Officer	—	—	—	$—	—	—	$—	431	$349,972

Jose I. Ortega, Chief Financial Officer and Secretary	—	—	—	$—	—	—	$—	23	$18,676

Options Exercises and Stock Vested at Fiscal Year End 2012

	OPTION AWARDS		STOCK AWARDS
Name and Principal Position	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Leopoldo Coronado, Chief Operating Officer	—	$—	—	$—

Jose I. Ortega Chief Financial Officer and Secretary	—	$—	8	$6,496

Employment Agreements; Potential Payments Upon Termination or Change of Control

The following describes certain of our obligations on various termination situations for our NEO, Leopoldo Coronado. We have no other obligation with respect to any termination or change in control payments to any of the NEOs nor do we maintain other employment agreements with any of the NEOs. The compensation committee approves compensation packages for Anthony and Michael Shalom on an annual basis in accordance to the procedures described in “—Decision Making Process,” and “—Compensation of Our Named Officers.”

On November 1, 2011, we entered into an employment agreement with Mr. Coronado, our Chief Operating Officer, effective as of December 1, 2011. Mr. Coronado’s employment agreement was automatically renewed for an additional one-year term and automatically renews for subsequent one-year terms until Mr. Coronado’s employment with our company terminates. As set forth in the employment agreement, Mr. Coronado’s annual base salary is $310,000, plus an annual performance bonus of up to 50% of his base salary, which is $155,000 for 2012, based on the achievement of specified performance targets, including achieving certain levels of EBITDA, gross revenues, working capital management and project specific performance. Mr. Coronado also participates in the Long Term Incentive Plan, or LTIP, with a 2012 target of 100% of his base salary, or $310,000, to be paid out in restricted shares with a four-year vesting schedule. Payouts under the LTIP will be indexed using the same performance score used in the Short Term Incentive Plan. Mr. Coronado is also eligible to receive employee benefits comparable to the benefits provided to our other employees.

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

In 2007, the compensation committee engaged Compensia to advise us on our role-based differentiation of compensation levels to capture and compare the non-employee director compensation package relative to our peer industry group. That year, we reviewed the compensation paid by its peer industry group and performed a formal, detailed analysis of the non-employee director roles and compensation plans relative to our peer groups in determining the target compensation provided to the non-employee directors. Members of the peer industry group examined for comparison with us included: Agilysys, Arrow Electronics, Avnet, Bell Microproducts, Black Box, GTSI, Ingram Micro, Pomeroy IT Solutions, Richardson Electronics, ScanSource, SYNNEX, and Tech Data. The compensation committee has not been formally advised on the benchmarking of our director compensations package relative to our peer industry group since the detailed analysis was performed in 2007.

Eligible board members will receive an annual retainer consisting of an equity grant of restricted shares of Common Stock equivalent to the fair value of $50,000, with a three year cliff vesting period, and a cash payment of $40,000 made ratably over four quarters, or the Director Annual Retainer. The cash payment is for attendance of up to five board meetings per year, and an additional $1,000 for attendance in person and $500 for attendance by telephone for each meeting in excess of five board meetings. The audit committee chair will receive an annual cash retainer of $12,000 and all other committee chairs will receive an annual cash retainer of $10,000. Eligible board members will also receive $1,000 for attendance in person and $500 for attendance by telephone for board committee meetings. The lead independent director will receive an annual cash retainer of $12,000. In lieu of the Director Annual Retainer, a new board member will receive an equity grant of restricted shares of Common Stock equivalent to the fair value of $90,000, with a three year vesting period of one-third per year.

During the year ended December 31, 2012, no restricted shares of Common Stock were granted to directors. During the years ended December 31, 2011 and 2010, 172 and 128, respectively, restricted shares of Common Stock, were granted to certain independent, non-employee directors.

On May 28, 2012, the 96 and 96 restricted shares of Common Stock that were issued in May 2009 to Messrs. Henriques and Madden, respectively, vested.

On May 18, 2011, our Board of Directors authorized and our shareholders approved the issuance of 86 restricted shares of Common Stock, with a three-year cliff vesting period, to each of our directors Messrs. Henriques and Madden, as annual equity consideration for their board membership.

On June 30, 2011, the 73 and 41 restricted shares of Common Stock that were issued in June 2008 to Messrs. Henriques and Madden, respectively, vested.

In June 2010, our Board of Directors authorized and our shareholders approved the issuance of 64 restricted shares of Common Stock, with a three-year cliff vesting period, to each of our directors Messrs. Henriques and Madden, as annual equity consideration for their board membership.

In September 2009, our Board of Directors approved, subject to shareholder approval, the designation of an additional 1,000 shares of Common Stock, to be reserved for the grant of restricted stock to our Board of Directors.

In May 2009, our Board of Directors authorized and our shareholders approved the issuance of 96 restricted shares of Common Stock, with a three year cliff vesting period, to each of our directors Messrs. Henriques and Madden, as their annual equity consideration for board membership.

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

In February 2008, our Board of Directors authorized, and in June 2008 our shareholders approved, the issuance of 73 restricted shares of Common Stock, with a three year cliff vesting period, to our director Mr. Henriques, as the initial equity consideration for his election to the Board of Directors and 41 each of restricted shares of Common Stock, with a three year cliff vesting period, to our director Mr. Madden and our former director Ms. Miltner, as their annual equity consideration for board membership. In January 2009, Ms. Miltner surrendered her right to the restricted shares of Common Stock, in accordance with the terms of her resignation agreement with us.

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

Directors who are also employees of our company or affiliated with CVCI do not receive any compensation under the board membership compensation plan. Messrs. Anthony Shalom, Michael Shalom and directors of the board affiliated with CVCI do not receive director compensation. The summary director compensation table describes the total compensation paid to our independent, non-employee directors for the year ended December 31, 2012.

Independent, Non-Employee Directors

Adolfo Henriques

Thomas A. Madden

Director Compensation Table For Fiscal Year 2012

Name and Principal Position	Year	Fees Earned or Paid in Cash	Grant Date Fair Value of Stock Awards(1)	All Other Compensation	Total
Adolfo Henriques, Director, Compensation Committee Chairperson, Audit Committee Member	2012	$68,500	—	$—	$68,500
Thomas A. Madden, Director, Audit Committee Chairperson, Nominating & Corporate Governance Committee Member, Compensation Committee Member	2012	$70,500	—	$—	$70,500

(1)	During 2012, we did not grant any restricted shares of Common Stock to our directors as annual equity consideration for board membership.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to (i) all persons known by us to be the beneficial owners of more than 5% of our common stock; (ii) all NEOs; (iii) all directors; and (iv) all directors and Executive Officers as a group as of March 22, 2013.

Beneficial Owner(1)	Number of Shares		Percentage of Total Shares
CVCI Intcomex Investment LP(2)(3) 399 Park Avenue, 14th Floor, New York, NY 10022	66,519		39.3%
Brightpoint, Inc.(4) 1600 E. St. Andrew Place, Santa Ana, CA 92705	38,769		22.9%
Anthony Shalom(5)(6)	24,830		14.7%
Michael Shalom(5)(7)	10,746		6.3%
Enrique Bascur(2)(3)	—		—
Adolfo Henriques	319	(8)	0.2%
Thomas A. Madden	287	(9)	0.2%
Juan Pablo Pallordet(2)	—		—
Jose I. Ortega	29	(10)	0.0%
Leopoldo Coronado	431	(11)	0.3%

All directors and executive officers as a group (8 persons)	36,642		21.7%

(1)	The address of each beneficial owner is c/o Intcomex, Inc., 3505 NW 107th Avenue, Suite A, Miami, Florida 33178, unless otherwise indicated.
(2)	CVCI Intcomex Investment LP is controlled by Citigroup Inc., a publicly-traded company that has securities listed on the New York Stock Exchange. Each of Messrs. Bascur and Pallordet was nominated as a director of our company by CVCI pursuant to the terms of the shareholders agreement.
(3)	Mr. Bascur is a member of the CVCI divestment committee that must approve any sale of CVCI Intcomex Investment LP’s shares in our company.
(4)	Brightpoint, Inc. is a subsidiary of Ingram Micro Inc., a publicly-traded company that has securities listed on the New York Stock Exchange. On June 29, 2012, Brightpoint permanently and irrevocable waived its voting rights with respect to its shares held in our company.
(5)	Each of Messrs. Anthony Shalom and Michael Shalom were nominated as a director of our company by themselves pursuant to the terms of the shareholders agreement.
(6)	Held by Shalom Holdings 1 LLLP. Mr. Anthony Shalom has sole voting control and investment discretion over the shares held by Shalom Holdings 1 LLLP.
(7)	Held by Shalom Holdings 3 LLLP. Mr. Michael Shalom has sole voting control and investment discretion over the shares held by Shalom Holdings 3 LLLP.
(8)	Includes 150 unvested restricted shares of common stock.
(9)	Includes 150 unvested restricted shares of common stock.
(10)	Includes 23 unvested restricted shares of common stock.
(11)	Includes 431 unvested restricted shares of common stock.

Equity Compensation Plan Information

Stock Options

In February 2007, options to acquire an aggregate of 1,540 shares of our Common Stock were granted under the 2007 Founders’ Option Plan to certain management employees and independent, non-employee directors. The options were granted at an exercise price of $1,077 per share, which was equal to the fair value of our Common Stock on the date of grant. The weighted-average grant date fair value of the options granted during the year ended December 31, 2007 was $566 per share. The shares vest ratably over a three-year vesting period of one-third per year on the annual anniversary date and expire 10 years from the date of grant. There were no stock options granted during the years ended December 31, 2012 and 2011. As of December 31, 2012 and 2011, all of the outstanding options were vested.

Our equity compensation plans as of December 31, 2012, are as follows:

Plan Category	Number of Securities To be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	660	$1,077	160
Equity compensation plans not approved by security holders	—	—	—

Total	660	$1,077	160

(1)	The exercise strike price was determined at the issuance of the stock options.

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

As of December 31, 2012 and 2011, 1,540 stock options were issued, of which 660 and 860, respectively, were outstanding and 160 were issuable under the 2007 Founders’ Option Plan.

Restricted Shares of Common Stock

In February 2008, our Board of Directors authorized, and in June 2008, our shareholders approved the issuance of 73 restricted shares of Common Stock, with a three-year cliff vesting period, to our director Mr. Henriques, as the initial equity consideration for his election to the Board of Directors and 41 restricted shares of Common Stock, with a three-year cliff vesting period, to each of our director Mr. Madden and our former director Ms. Miltner, as annual equity consideration for board membership. In January 2009, Ms. Miltner surrendered her right to the restricted shares of Common Stock in accordance with the terms of her resignation agreement with our company.

In May 2009, our Board of Directors authorized and our shareholders approved the issuance of 96 restricted shares of Common Stock, with a three-year cliff vesting period, to each of our directors Messrs. Henriques and Madden, as their annual equity consideration for board membership.

In September 2009, our Board of Directors approved, subject to shareholder approval, the designation of an additional 1,000 shares of Common Stock, to be reserved for the grant of restricted stock to our Board of Directors.

In June 2010, our Board of Directors authorized and our shareholders approved the issuance of 64 restricted shares of Common Stock, with a three-year cliff vesting period, to each of our directors Messrs. Henriques and Madden, as annual equity consideration for their board membership.

On April 1, 2011, we adopted a basic employee membership restricted stock grant agreement compensation plan for eligible employees to receive compensation in the form of restricted shares of Common Stock.

On April 19, 2011, we filed an amendment to our certificate of incorporation, which increased the number of authorized shares of Common Stock to 200,000 shares, eliminated the original Class B Common Stock and converted all outstanding shares of the original Class B Common Stock to shares of voting Common Stock. As of the filing of such amendment, we no longer had any shares of Class B, non-voting common stock authorized, issued or outstanding and all previously granted restricted shares of Original Class B Common Stock were converted into restricted shares of voting Common Stock.

On May 18, 2011, our Board of Directors authorized and our shareholders approved the issuance of 86 restricted shares of Common Stock, with a three-year cliff vesting period, to each of our directors Messrs. Henriques and Madden, as annual equity consideration for their board membership and 48 restricted shares of Common Stock, with a three-year annual vesting period to our former Chief Financial Officer, Treasurer and Secretary, Mr. Olson, as annual equity consideration. On May 18, 2012, Mr. Olson surrendered his right to the restricted shares of the Common Stock in accordance with the terms of his employment agreement with us.

On June 30, 2011, the 73 and 41 restricted shares of Common Stock that were issued in June 2008 to Messrs. Henriques and Madden, respectively, vested.

On May 28, 2012, the 96 and 96 restricted shares of Common Stock that were issued in May 2009 to Messrs. Henriques and Madden, respectively, vested.

On July 1, 2012, 1,444 restricted shares of Common Stock were issued to employees under the Employee Restricted Stock Plan. As of December 31, 2012, of the 1,444 restricted shares of Common Stock that were issued on July 1, 2012 to employees, 256 shares vested and 1,188 shares remained restricted.

As of December 31, 2012 and 2011, we did not offer equity compensation plans not approved by security holders under which our equity securities are authorized for issuance.

On July 1, 2012, the Company’s Board of Directors authorized, and the Company’s shareholders approved, the issuance of 1,444 restricted shares of Common Stock, with a vesting schedule of 25% in 2012, 25% in 2013 and 50% in 2014, as compensation to eligible employees under the Employee Restricted Stock Plan. As of December 31, 2012, of the 1,444 restricted shares of Common Stock that were issued on July 1, 2012 to employees, 256 shares vested and 1,188 shares remained restricted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with IFX Corporation

IFX Corporation, or IFX, is a Latin American telecommunications service provider that provides internet access services to our Miami Operations and our in-country operations in Chile, Colombia, Guatemala, Mexico, Panama and Uruguay. Michael Shalom is the chairman of IFX, a company privately held by Michael Shalom and a family member, and both a major shareholder and officer of our company. We sell IT products to and purchases internet access from IFX. During the years ended December 31, 2012, 2011 and 2010, we paid approximately $0.6 million, $0.5 million and $0.6 million, respectively, to IFX for their services and we sold approximately $0.3 million, $3,200 and $4,000, respectively, of IT products to IFX. We did not have an outstanding receivable balance from IFX as of December 31, 2012 and 2011. The trade receivables of IFX are guaranteed by Tecno-Mundial, S.A., a shareholder of our company. IFX Networks Panamá S.A., or IFX Networks, a subsidiary of IFX, purchased a right to acquire real property in Panama from our subsidiary in Panama for $0.3 million on December 28, 2012. The price paid by IFX Networks, which was received in two installments on December 28, 2012 and January 2, 2013, was equal to the amount of the deposit our Panamanian subsidiary paid for the right to acquire the real property in 2008. We believe that all transactions with IFX have been made on terms that are not less favorable to us than those available in a comparable arm’s length transaction and in the ordinary course of business.

Indemnity Agreement with Related Parties

On March 16, 2011, we entered into an indemnity letter agreement with the Shaloms, and a CVCI subsidiary, CVCI Intcomex Investment LP, or CVCI Investment, pursuant to which we agreed to return approximately $0.9 million, or the Reimbursement Amount, to the Shaloms. The return of the Reimbursement Amount is a result of an overpayment by the Shaloms of an indemnification payment owed to CVCI Investment and paid to us pursuant to an indemnity agreement letter between the Shaloms and CVCI Investment, dated as of June 29, 2007. The Reimbursement Amount represents a refund claimed by the Shaloms, as a result of a tax benefit recognized by us in connection with the gross indemnifiable loss. Accordingly, the original indemnification payment exceeded the ultimate indemnifiable loss because it did not account for the effect of this tax benefit. The Reimbursement Amount is equal to the indemnifying shareholders’ prorata share of the tax benefit recognized. The Reimbursement Amount is payable at the earlier of: (i) such time that such payment is not prohibited by any agreement by which we or any of our subsidiaries is bound; and, (ii) a change of control other than that as a result of an IPO.

As of June 29, 2007, the Shaloms, and certain other individuals, or the Pledging Noteholders (all of whom are affiliated with, but not including the Shaloms) who sold shares to CVCI in connection with its acquisition of control of our company in 2004, entered into an indemnity agreement, or the Indemnity Agreement pursuant to the terms of the stock purchase agreement dated as of August 27, 2004, under which CVCI acquired its controlling interest in our company. The Shaloms indemnified CVCI for losses sustained or incurred by CVCI arising out of or relating to breaches of representations or warranties and covenants, such as those related to tax matters.

Subscription Agreement with Related Parties

On December 22, 2009, we issued an additional 27,175 of Common Stock to certain existing shareholders who became party to both a subscription agreement governing the issuance of shares as well as the fourth amended and restated shareholders agreement. In exchange for the shares, we received an aggregate of $15.1 million in 11 3/4% Senior Notes, $0.9 million in accrued interest and tender premium and $4.0 million in cash. Each subscriber was an “accredited investor,” as defined by Regulation D of the Securities Act of 1933. The offering and sale of the shares were exempt from registration under the Securities Act of 1933, applicable U.S. state securities laws and the laws of any non-U.S. jurisdictions by virtue of Section 4(2) of the Securities Act of 1933, exemptions under applicable U.S. state securities laws and exemptions under the laws of any non-U.S. jurisdictions, as defined by Rule 501(a) of Regulation D of the Securities Act of 1933.

The subscribers included Shalom Holdings 1, LLLP and Shalom Holdings 3, LLLP, which are controlled by Messrs. Anthony and Michael Shalom, respectively. Each of these companies contributed $1.3 million in 11 3/4% Senior Notes in exchange for 1,794 shares of Common Stock. In addition, CVCI Intcomex Bond Purchase LP, which is controlled by CVCI, subsequently transferred its holdings to another CVCI subsidiary, CVCI Intcomex Investment LP. CVCI Intcomex Investment LP contributed $7.0 million in 11 3/4% Senior Notes and $3.2 million in cash in exchange for 13,974 shares of Common Stock.

Mexican Facility Agreement

Harry Luchtan, our former general manager of Intcomex Mexico, is a co-owner of an office and warehouse facility located in Mexico City, Mexico, which we lease for approximately $23,000 per month. The lease expires on December 31, 2013. We have an option to purchase the facility for $3.0 million prior to December 31, 2013, the option termination date. We believe that the terms of the lease and option to purchase the facility are not less favorable to us than those available in a comparable arm’s length transaction and in the ordinary course of business.

Shareholders Agreement

Pursuant to our Fifth Amended and Restated Shareholders Agreement of April 19, 2011, prior to an IPO, three of our directors are to be nominated by CVCI, one of our directors is to be nominated by the Brightpoint Shareholder so long as it owns at least 50% of the shares it currently owns, one of our directors is to be nominated by Messrs. Anthony Shalom and Michael Shalom so long as they collectively control securities in the aggregate representing not less than 16% of our voting power, and two of our directors are to be independent. Each of CVCI, the Brightpoint Shareholder and the Shaloms, is entitled to remove the independent directors at any time and replace them with other individuals who would be independent directors pursuant to the terms of the Shareholder Agreement.

On June 29, 2012, Brightpoint permanently and irrevocably waived all of its voting and information rights in exchange for a release from certain mutual non-competition provisions contained in the Fifth Amended and Restated Shareholders Agreement.

The Shareholders Agreement also provides that we may not effect certain amendments to our certificate of incorporation or bylaws, incur certain levels of indebtedness, change our line of business or take certain other actions, without in each case obtaining the consent of the directors of our company appointed by the Shaloms (so long as they own at least 16% of the voting power of our shares) and the Brightpoint Shareholder. In addition, each of our shareholders other than CVCI and the Brightpoint Shareholder, whom we refer to as our minority shareholders, has granted CVCI an option to purchase all of our capital stock owned by such minority shareholder at fair value, upon the occurrence of a “termination event.” A termination event includes generally a termination of such minority shareholder’s employment (or other relationship) with our company for cause or the termination by such minority shareholder of his or her employment (or other relationship) with our company without good reason. Pursuant to the shareholders agreement, our shareholders have agreed to certain restrictions on the transfer of their stock in our Company, including rights of first offer, tag-along rights and drag-along rights. The shareholders agreement will terminate upon the earliest to occur of: (i) a date when our stockholders holding a majority of our voting equity securities no longer hold a majority of our voting equity securities; or (ii) immediately prior to an IPO.

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

Director Independence

Our Board of Directors ensures that its determinations regarding the definition of “independent” are consistent with the Nasdaq Rules, the SEC rules and relevant securities and other laws and regulations. Consistent with these considerations, and after reviewing all relevant transactions or relationships between each director, or any of his family members, and us, our senior management and our independent auditors, our Board of Directors has affirmatively determined that four of our directors, Messrs. Bascur, Henriques, Madden and Pallordet are independent directors within the meaning of the applicable laws, regulations and the listing standards of the Nasdaq. Messrs. Michael Shalom and Anthony Shalom are not “independent” directors under the Nasdaq independence standards. Messrs. Michael Shalom and Pallordet are not “independent” audit committee members under the Nasdaq independence standards for audit committee members. Mr. Anthony Shalom is not an “independent” compensation committee member under the Nasdaq independence standards for compensation committee members because he is an employee of our company and the father of Michael Shalom, our Chief Executive Officer and President.

Item 14. Principal Accounting Fees and Services.

BDO USA, LLP, or BDO, serves as our independent registered public accounting firm. The following table presents fees paid for audit of our annual consolidated financial statements and all other professional services rendered by BDO for the years ended December 31, 2012 and 2011.

	For the Years Ended December 31,
	2012	2011
	(Dollars in thousands)
Audit fees(1)	$794	$812
Tax fees(2)	10	—
All other fees(3)	—	9

Total	$804	$821

(1)	Audit fees relate to the audit of our consolidated financial statements and the financial statements of our subsidiaries, quarterly reviews of our interim consolidated financial statements and the financial statements of our subsidiaries.
(2)	Tax fees relate to tax compliance and consulting including the review of tax returns and tax planning services of our subsidiaries.
(3)	All other fees relate to review of offering memorandum pursuant to the Securities Act of 1933 Rule 144A, Private Resales of Securities to Institutions.

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

The audit committee charter is posted on our website at www.intcomex.com.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	1. Financial Statements.

See Part II—Item 8. Financial Statements and Supplemental Data, “Index to Consolidated Financial Statements” of this Annual Report.

(a)	2. Financial Statement Schedules.

The financial statement schedule is included as Exhibit 12.2 of this Annual Report.

(a)	3. List of Exhibits.

Exhibit No.	Document

3.1	Second Amended and Restated Certificate of Incorporation of Intcomex, Inc. Incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-4 filed with the SEC on November 7, 2006.

3.2	Amendment Number 1 to the Second Amended and Restated Certificate of Incorporation of Intcomex, Inc., dated December 14, 2009. Incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K filed with the SEC on February 22, 2010.

3.3	Amended and Restated By-laws of Intcomex, Inc. Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2007.

3.4	Amendment Number 2 to the Second Amended and Restated Certificate of Incorporation of Intcomex, Inc., dated as of April 19, 2011. Incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q filed with the SEC on May 13, 2011.

3.5	Amendment No. 1 to the Amended and Restated Bylaws of Intcomex, Inc., dated as of April 17, 2011. Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q filed with the SEC on May 13, 2011.

4.1	Indenture, dated as of December 22, 2009, between Intcomex, Inc., Software Brokers of America, Inc., Intcomex Holdings, LLC, Intcomex Holdings SPC-I, LLC, FORZA Power Technologies LLC, KLIP Xtreme LLC, NEXXT Solutions LLC, and the Bank of New York Mellon, as trustee. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on December 23, 2009.

4.2	Pledge Agreement among Intcomex, Inc., Intcomex Holdings, LLC and Intcomex Holdings SPC-I, LLC, as pledgors, in favor of The Bank of New York Mellon, as trustee, dated as of December 22, 2009. Incorporated by reference to Exhibit 4.10 of our Annual Report on Form 10-K filed with the SEC on February 22, 2010.

4.3	Limited Guaranty among Intcomex, Inc., Software Brokers of America, and Comerica Bank, dated as of December 22, 2009. Incorporated by reference to Exhibit 4.11 of our Annual Report on Form 10-K filed with the SEC on February 22, 2010.

4.4	Subsidiary Guaranty among FORZA Power Technologies LLC, KLIP Xtreme LLC, NEXXT Solutions LLC, Software Brokers of America, and Comerica Bank, dated as of December 22, 2009. Incorporated by reference to Exhibit 4.12 of our Annual Report on Form 10-K filed with the SEC on February 22, 2010.

4.5	Security Agreement by Software Brokers of America, Inc., the guarantors named therein, and The Bank of New York Mellon, as trustee, dated as of December 22, 2009. Incorporated by reference to Exhibit 4.13 of our Annual Report on Form 10-K filed with the SEC on February 22, 2010.

4.6	Lien Subordination Agreement among Comerica Bank, Software Brokers of America, Inc., FORZA Power Technologies LLC, KLIP Xtreme LLC, NEXXT Solutions LLC, and The Bank of New York Mellon, as trustee, dated as of December 22, 2009. Incorporated by reference to Exhibit 4.14 of our Annual Report on Form 10-K filed with the SEC on February 22, 2010.

4.7	Stock Pledge Agreement between Intcomex Holdings, SPC-I, LLC, as pledgor, in favor of The Bank of New York Mellon, as trustee, dated as of December 22, 2009. Incorporated by reference to Exhibit 4.15 of our Annual Report on Form 10-K filed with the SEC on February 22, 2010.

4.8	Share Charge between Intcomex Holdings, LLC, The Bank of New York Mellon and IXLA Holdings Ltd., dated as of December 22, 2009. Incorporated by reference to Exhibit 4.16 of our Annual Report on Form 10-K filed with the SEC on February 22, 2010.

4.9	Treasury Management Services Controlled Collateral Account Service Agreement among Comerica Bank, Software Brokers of America, Inc. and The Bank of New York, as trustee dated December 22, 2009. Incorporated by reference to Exhibit 4.17 of our Annual Report on Form 10-K filed with the SEC on February 22, 2010.

4.10	Trademark Security Agreement Software Brokers of America, Inc. and The Bank of New York Mellon, as trustee dated as of December 22, 2009. Incorporated by reference to Exhibit 4.18 of our Annual Report on Form 10-K filed with the SEC on February 22, 2010.

4.11	Registration Rights Agreement, dated as of December 22, 2009, between Intcomex, Inc., the guarantors named therein, and Banc of America Securities LLC and Citigroup Global Markets, Inc. Incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed with the SEC on December 23, 2009.

4.12

Lien Subordination Agreement, dated as of July 25, 2011, by and among PNC Bank, National Association, The Bank of New York Mellon Trust Company, N.A., Software Brokers of America, Inc. and NEXXT Solutions LLC, KLIP Xtreme LLC, FORZA Power Technologies LLC and Accvent LLC.*

4.13	First Amendment to Lien Subordination Agreement, dated as of March 12, 2012, by and among PNC Bank, National Association, The Bank of New York Mellon Trust Company, N.A., Software Brokers of America, Inc. and NEXXT Solutions LLC, KLIP Xtreme LLC, FORZA Power Technologies LLC and Accvent LLC.*

10.1	Revolving Credit Agreement between Software Brokers of America, Inc., the guarantors named therein, and Comerica Bank, dated as of December 22, 2009. Incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K filed with the SEC on February 22, 2010.

10.2	Amendment No. 1 to Revolving Credit Agreement, dated as of May 21, 2010, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on June 9, 2010.

10.3	Amendment No. 2 to Revolving Credit Agreement, dated as of June 4, 2010, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on June 9, 2010.

#10.4	Employment Agreement of Russell A. Olson, dated March 9, 2005. Incorporated by reference to Exhibit 10.4 of our Registration Statement on Form S-4 filed with the SEC on November 7, 2006.

10.5	Lease Agreement between Lit Industrial Limited Partnership, as landlord, and Software Brokers of America, Inc., as tenant, dated May 12, 2006. Incorporated by reference to Exhibit 10.6 of our Registration Statement on Form S-4 filed with the SEC on November 7, 2006.

#10.6	Founders Stock Option Grant Agreement, dated February 27, 2007. Incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K filed with the SEC on March 30, 2007.

10.7	Indemnity Agreement between Co-Investment LLC VII (Intcomex), Anthony Shalom and Michael Shalom, as Main Sellers, dated as of June 29, 2007. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed with the SEC on August 17, 2007.

10.8	Restricted Stock Grant Agreement, dated as of November 14, 2007, between Intcomex, Inc. and Thomas A. Madden. Incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K filed with the SEC on March 31, 2008.

#10.9	Restricted Stock Grant Agreement, dated as of November 14, 2007, between Intcomex, Inc. and Carol Miltner. Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K filed with the SEC on March 31, 2008.

#10.10	Restricted Stock Grant Agreement, dated as of June 30, 2008, between Intcomex, Inc. and Thomas A. Madden. Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008.

#10.11	Restricted Stock Grant Agreement, dated as of June 30, 2008, between Intcomex, Inc. and Carol Miltner. Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008.

#10.12	Restricted Stock Grant Agreement, dated as of June 30, 2008, between Intcomex, Inc. and Adolfo Henriques. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008.

10.13	Resignation Letter of Carol Miltner, dated as of January 20, 2009. Incorporated by reference to Exhibit 14 to the Current Report on Form 8-K filed with the SEC on January 21, 2009.

#10.14	Form of Intcomex, Inc. Restricted Stock Grant Agreement. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on July 29, 2009.

10.15	Form of 13 1/4% Second Priority Senior Secured Note due 2014. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on December 23, 2009.

10.16	Registration Rights Agreement, dated as of December 22, 2009, among Intcomex, Inc., Software Brokers of America, Inc., Intcomex Holdings, LLC, Intcomex Holdings SPC-I, LLC, FORZA Power Technologies LLC, KLIP Xtreme LLC, NEXXT Solutions LLC, Banc of America Securities LLC and Citigroup Global Markets Inc. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on December 23, 2009.

10.17	Purchase Agreement by and among Intcomex, Inc., Intcomex Colombia LTDA., Intcomex de Guatemala, S.A., Brighpoint, Inc., Brightpoint Latin America, Inc. and Brightpoint International Ltd. dated March 16, 2011. Incorporated by reference to Exhibit 10.26 of our Annual Report on Form 10-K filed with the SEC on March 31, 2011.

10.18	Indemnity Agreement Letter between CVC International and Intcomex, Inc. dated March 16, 2011. Incorporated by reference to Exhibit 10.27 of our Annual Report on Form 10-K filed with the SEC on March 31, 2011.

10.19	Amendment No. 3 to Revolving Credit Agreement, dated as of March 28, 2011, by and among Software Brokers of America, Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.28 of our Annual Report on Form 10-K filed with the SEC on March 31, 2011.

10.20	Fifth Amended and Restated Shareholders Agreement by and among the CVC Shareholder, the Brightpoint Shareholder, the Shalom Shareholders, the Centel Shareholders, the Additional Shareholders and Intcomex, Inc. dated as of April 19, 2011. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed with the SEC on May 13, 2011.

10.21	Revolving Credit and Security Agreement, dated as of July 25, 2011, by and among Software Brokers of America, Inc., and its consolidated subsidiaries, as Borrower and PNC Bank, National Association, as Lender and as Agent. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on July 29, 2011.

10.22	Guaranty and Suretyship Agreement, dated as of July 25, 2011, by Intcomex, Inc., as Guarantor in consideration of the extension of credit by PNC Bank, National Association, as agent,. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on July 29, 2011.

#10.23	Form of Intcomex, Inc. Restricted Stock Grant Agreement. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed with the SEC on August 15, 2011.

10.24	Employment Agreement of Leopoldo Coronado, dated November 1, 2011. Incorporated by reference to Exhibit 10.33 of our Annual Report on Form 10-K filed with the SEC on March 14, 2012.

10.25	First Amendment to Revolving Credit and Security Agreement, dated as of January 25, 2012, by and among Software Brokers of America, Inc., and its consolidated subsidiaries, as Borrower, and PNC Bank, National Association, as Lender and as Agent. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on January 31, 2012.

10.26	Affirmation of Guaranty, dated as of January 25, 2012, by Intcomex, Inc., as Guarantor. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on January 31, 2012.

10.27	Affirmation of Guaranty, dated as of January 25, 2012, by Intcomex Holdings, LLC, as Guarantor. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on January 31, 2012.

10.28	Amended, Restated and Substituted Revolving Credit Note, dated as of January 25, 2012 by and among Software Brokers of America, Inc., and its consolidated subsidiaries, as Borrower, and PNC Bank, National Association, as Lender and as Agent. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on January 31, 2012.

10.29	Second Amendment to Lease between Lit Industrial Limited Partnership, as landlord, and Software Brokers of America, Inc., as tenant, dated October 18, 2011. Incorporated by reference to Exhibit 10.38 of our Annual Report on Form 10-K filed with the SEC on March 14, 2012.

10.30	Release Agreement dated as of June 29, 2012, by and among Brightpoint, Inc., Brightpoint Latin America, Inc., Brightpoint International Ltd., Intcomex, Inc., Intcomex Colombia LTDA and Intcomex de Guatemala, S.A., as PA Parties, and Intcomex, Inc., CVCI Intcomex Investment LP, Brightpoint Latin America, Inc., Michael Shalom, Anthony Shalom, Isaac Shalom, Shalom Holdings 1, LLLP, Shalom Holdings 3, LLLP, the Additional Shareholders, as SA Parties. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012.

10.31	Option Agreement dated as of June 29, 2012, by and among Brightpoint, Inc., Brightpoint Latin America, Inc., Brightpoint International Ltd., Intcomex, Inc., Intcomex Colombia LTDA and Intcomex de Guatemala, S.A., as PA Parties, and Intcomex, Inc., CVCI Intcomex Investment LP, Brightpoint Latin America, Inc., Michael Shalom, Anthony Shalom, Isaac Shalom, Shalom Holdings 1, LLLP, Shalom Holdings 3, LLLP, the Additional Shareholders, as SA Parties. Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012.

12.1	Calculation of Ratio of Earnings to Fixed Charges.*

12.2	Schedule II: Valuation and Qualifying Accounts.*

21.1	Subsidiaries of Intcomex, Inc.*

31.1	Certification by Principal Executive Officer required by Section 302(b) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Principal Financial Officer required by Section 302(b) of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Filed herewith.
#	Indicates a management contract or a compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTCOMEX, INC.

By:	/s/ Michael Shalom
Michael Shalom
Chief Executive Officer and President

March 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Anthony Shalom	Chairman of the Board of Directors	March 22, 2013
Anthony Shalom

/s/ Michael Shalom	Chief Executive Officer, President and Director (Principal Executive Officer)	March 22, 2013
Michael Shalom

/s/ Jose I. Ortega Jose I. Ortega	Interim Chief Financial Officer and Secretary (Interim Principal Financial Officer and Principal Accounting Officer)	March 22, 2013

/s/ Enrique Bascur	Director	March 22, 2013
Enrique Bascur

/s/ Adolfo Henriques	Director	March 22, 2013
Adolfo Henriques

/s/ Thomas A. Madden	Director	March 22, 2013
Thomas A. Madden

/s/ Juan Pablo Pallordet	Director	March 22, 2013
Juan Pablo Pallordet