Form 10-Q
period 2013-03-31
Intcomex, Inc.
filed 2013-05-13
CIK 1359425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 10, 2013, the registrant had 167,819 shares of Common Stock, par value $0.01 per share, outstanding. There is no public trading market for the stock.

INTCOMEX, INC.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$24,522	$30,586
Restricted cash	218	226
Trade accounts receivable (net of allowance for doubtful accounts of $6,243 and $5,944 at March 31, 2013 and December 31, 2012, respectively)	147,506	142,431
Inventories	176,521	163,355
Prepaid expenses, notes receivable and other	71,110	73,543
Due from related parties	471	505

Total current assets	420,348	410,646
Property and equipment, net	15,514	14,598
Goodwill	18,221	18,069
Identifiable intangible assets	851	906
Notes receivable and other	17,926	17,983

Total assets	$472,860	$462,202

Liabilities and Shareholders’ Equity
Liabilities
Current liabilities
Lines of credit	$51,164	$50,021
Current maturities of long-term debt	10,241	10,253
Accounts payable	216,803	212,210
Accrued expenses and other	25,522	21,665
Due to related parties	41	40

Total current liabilities	303,771	294,189
Long-term debt, net of current maturities	98,533	97,455
Other long-term liabilities	4,178	4,083

Total liabilities	406,482	395,727
Commitments and contingencies
Shareholders’ equity
Common stock, voting $0.01 par value, 200,000 shares authorized, 168,688 shares issued and 167,819 outstanding	2	2
Additional paid in capital	64,130	64,062
Treasury stock, 869 shares	(508)	(508)
Retained earnings	6,737	7,756
Accumulated other comprehensive loss	(3,983)	(4,837)

Total shareholders’ equity	66,378	66,475

Total liabilities and shareholders’ equity	$472,860	$462,202

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue	$351,618	$390,500
Cost of revenue	321,565	356,468

Gross profit	30,053	34,032
Operating expenses
Selling, general and administrative	23,995	23,705
Depreciation and amortization	1,050	1,180

Total operating expenses	25,045	24,885

Operating income	5,008	9,147
Other expense (income)
Interest expense	5,380	5,378
Interest income	(140)	(86)
Foreign exchange gain	(10)	(2,714)
Other (income) expense, net	(253)	76

Total other expense	4,977	2,654

Income before provision for income taxes	31	6,493
Provision for income taxes	1,050	1,176

Net (loss) income	$(1,019)	$5,317

Net (loss) income per weighted average share of common stock:
Basic	$(6.07)	$31.76

Diluted	$(6.07)	$31.66

Weighted average number of common shares used in per share calculation:
Basic	167,819	167,388

Diluted	167,819	167,928

Comprehensive (loss) income:
Net (loss) income	$(1,019)	$5,317
Foreign currency translation gain	854	1,215

Total comprehensive (loss) income	$(165)	$6,532

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(1,019)	$5,317
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	68	28
Depreciation expense	946	979
Amortization expense of identifiable intangible assets	104	201
Amortization expense of debt issuance costs and discount	695	615
Bad debt expense	427	177
Inventory obsolescence expense	(64)	1,416
Deferred income tax expense	167	(508)
Gain on sale of subsidiary	(375)	—
Loss on disposal of property and equipment and other	—	5
Change in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivables	(5,371)	(21,122)
Inventories	(12,596)	(31,380)
Prepaid expenses, notes receivable and other	2,405	(884)
Due from related parties	34	(78)
Increase (decrease) in:
Accounts payable	4,159	12,145
Accrued expenses and other	3,735	2,320
Due to related parties	1	(1)

Net cash used in operating activities	(6,684)	(30,770)
Cash flows from investing activities:
Purchases of property and equipment	(1,024)	(848)
Proceeds from sale of subsidiary	506	—
Proceeds from notes receivable and other	8	7
Proceeds from disposition of assets	8	4

Net cash used in investing activities	(502)	(837)
Cash flows from financing activities:
Borrowings under lines of credit, net	1,143	23,155
Proceeds from borrowings under long-term debt	32	—
Payments of long-term debt	(81)	(181)

Net cash provided by financing activities	1,094	22,974
Effect of foreign currency exchange rate changes on cash and cash equivalents	28	179

Net decrease in cash and cash equivalents	(6,064)	(8,454)
Cash and cash equivalents, beginning of period	$30,586	$25,707

Cash and cash equivalents, end of period	$24,522	$17,253

Non-cash investing and financing activities:
Property acquired through financing	$818	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 1. Organization and Basis of Presentation

Nature of Operations

Intcomex, Inc. (“Intcomex”) is a United States (“U.S.”) based pure play value-added international distributor of information technology (“IT”) products focused solely on serving Latin America and the Caribbean (the “Region”). Intcomex distributes computer equipment, components, peripherals, software, computer systems, accessories, networking products, digital consumer electronics and mobile devices to more than 50,000 customers in 39 countries. Intcomex offers single source purchasing to its customers by providing an in-stock selection of more than 12,000 products from over 130 vendors, including many of the world’s leading IT product manufacturers. The Company operates a sales and distribution center in the U.S. (the “Miami Operations”) and 25 sales and distribution centers in Latin America and the Caribbean with in-country operations in 11 countries –Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Jamaica, Mexico, Panama, Peru and Uruguay, collectively, (the “In-country Operations”).

Organization

The accompanying unaudited condensed consolidated financial statements include the accounts of Intcomex (the “Parent”) and its subsidiaries (collectively referred to herein as the “Company”) including the accounts of Intcomex Holdings, LLC (“Holdings”) (parent company of Software Brokers of America, Inc. (“SBA”), a Florida corporation), IXLA Holdings, Ltd. (“IXLA”), IFC International, LLC, a Delaware limited liability company (“IFC”) and Intcomex International Holdings Cooperatief U.A., a Netherlands cooperative (“Coop”). SBA is the parent company of four subsidiaries located in Florida. IXLA is the Cayman Islands limited time duration holding company of 19 subsidiaries located in Central America, South America and the Caribbean. IFC and Coop are the parent companies of Intcomex Holdings SPC-I, LLC (“Intcomex SPC-I Mexico”), a dually formed company in the U.S. and Mexico and parent company of Comercializadora Intcomex S.A. de C.V. (“Intcomex Mexico”). The unaudited condensed consolidated financial statements reflect the Company as the reporting entity for all periods presented.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to the Quarterly Report on Form 10-Q (“Quarterly Report”) and Article 10 of Regulation S-X, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include certain information and disclosures normally required for comprehensive annual consolidated financial statements. Therefore, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2013 (“Annual Report”). The results of operations for the three months ended March 31, 2013 may not be indicative of the results of operations that can be expected for the full year.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of March 31, 2013, and its results of operations for the three months ended March 31, 2013 and 2012 and its statements of cash flows for the three months ended March 31, 2013 and 2012. All significant intercompany accounts and transactions have been eliminated in consolidation.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Basis of Presentation

Certain immaterial reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

Restricted cash balance relates to a deposit held to meet certain obligations under an agreement with one of our vendors. Restricted cash is recorded at cost, which approximates fair value.

The Company evaluated subsequent events through the date it issued its unaudited condensed consolidated financial statements, the date the Company filed its Quarterly Report.

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

The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable, notes receivable and other, accounts payable, accrued expenses and other approximate fair value because of the short-term nature of these items. The carrying amounts of outstanding short-term debt approximate fair value because interest rates over the term of these financial instruments approximate current market interest rates available to the Company. The current market price of outstanding long-term debt approximates fair value because the Company’s $110,000 aggregate principal amount 13 1/4% Second Priority Senior Secured Notes due December 15, 2014 (the “13 1/4% Senior Notes”) are currently publicly tradable. The 13¼% Senior Notes are measured at fair value and are classified in the Level 1 category of ASC 820, as the fair value is measured at the quoted market price for identical liabilities in an active market. As of March 31, 2013 and December 31, 2012, the 13 1/4% Senior Notes were tradable at 103.00 and 101.50, respectively, of the principal amount.

The Company is exposed to fluctuations in foreign exchange rates and reduces its exposure to the fluctuations by periodically using derivative financial instruments and entering into derivative transactions with large multinational banks to manage its primary risk, foreign currency price risk. The Company’s derivative transactions are comprised of the following types of instruments:

Foreign currency forward contracts—Derivative instruments that convert one currency to another currency and contain a fixed amount, fixed exchange rate used for conversion and fixed future date on which the conversion will be made. The Company recognizes unrealized loss (gain) in the unaudited condensed consolidated statements of operations and comprehensive (loss) income for temporary fluctuations in the value of non-qualifying derivative instruments designated as cash flow hedges, if the fair value of the underlying hedged currency increases (decreases) prior to maturity. The Company reports realized loss (gain) upon conversion if the fair value of the underlying hedged currency increases (decreases) as of the maturity date.

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

The amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices approximates the fair value of derivative financial instruments. The Company’s foreign currency forward contracts are measured on a recurring basis based on foreign currency spot rates quoted by financial institutions (Level 2) and are marked-to-market each period with gains and losses on these contracts recorded in foreign exchange (gain) loss in the Company’s unaudited, condensed consolidated statements of operations in the period in which the value changes with the offsetting amount for unsettled positions included in other current assets or liabilities in the unaudited condensed, consolidated balance sheets. The location and amounts of the fair value in the

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

balance sheets and (gain) loss in the statements of operations and comprehensive (loss) income related to the Company’s derivative instruments are described in “Note 8. Fair Value of Derivative Instruments” in these Notes to Condensed Consolidated Financial Statements (Unaudited). There were no changes to our valuation methodology for assets and liabilities measured at fair value for the three months ended March 31, 2013 and 2012. As of March 31, 2013, the notional amount of the foreign currency forward contract outstanding in one of the Company’s In-Country Operations was $5,760. The Company did not have any foreign currency collars or contracts outstanding as of December 31, 2012. The Company recognized a loss of $83 and $569, respectively, on the foreign currency forward contracts or collars outstanding for the three months ended March 31, 2013 and 2012.

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

As of March 31, 2013 and December 31, 2012, the Company factored approximately $17,616 and $23,538, respectively, of accounts receivable pursuant to the Company’s agreements, representing the face amount of total outstanding receivables. For the three months ended March 31, 2013 and 2012, the Company incurred approximately $300 in expenses pursuant to the agreements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The following table sets forth the computation of basic and diluted net (loss) income per weighted average share of common stock for the periods presented:

	For the Three Months Ended March 31,
	2013	2012
Numerator for basic and diluted net (loss) income per share of common stock(1):
Net (loss) income	$(1,019)	$5,317

Denominator:
Denominator for basic net (loss) income per share of common stock–weighted average shares	167,819	167,388

Effect of dilutive securities:
Stock options and unvested restricted shares of common stock(1)	—	540

Denominator for diluted net (loss) income per share of common stock–adjusted weighted average shares	167, 819	167, 928

Net (loss) income per weighted average share of common stock:
Basic	$(6.07)	$31.76

Diluted	$(6.07)	$31.66

(1)	The stock options were anti-dilutive for the three months ended March 31, 2013, as the Company had a net loss for the quarter. The stock options were antidilutive for the three months ended March 31, 2012, as the fair value was below the exercise price of the stock options. The shares of restricted Common Stock were antidilutive for the three months ended March 31, 2013. The shares of restricted Common Stock were dilutive for the three months ended March 31, 2012.

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in “Note 1. Organization and Basis of Presentation” of the audited Notes to Consolidated Financial Statements and “Critical Accounting Policies and Estimates” of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report. These accounting policies have not significantly changed.

Recently Issued and Adopted Accounting Guidance

Recently Adopted Accounting Guidance

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update provides that an entity that reports items of accumulated other comprehensive income improves the transparency of reporting reclassifications by presenting the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, either on the face of the statement where net income is presented or in the notes, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This update is effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance on January 1, 2013. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) which amended then existing guidance by giving an entity the option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. Previous guidance required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. This update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted this guidance on January 1, 2013. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 3. Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	March 31, 2013	December 31, 2012
Property and equipment, net
Land	$1,989	$716
Building and leasehold improvements	10,139	10,067
Office furniture, vehicles and equipment	13,618	13,355
Warehouse equipment	2,788	2,780
Software	12,462	12,126

Total property and equipment	40,996	39,044
Less accumulated depreciation	(25,482)	(24,446)

Total property and equipment, net	$15,514	$14,598

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

The changes in the carrying amount of goodwill relate to the accumulated foreign currency translation effect of the Mexican Peso on previously acquired goodwill and consisted of the following for the periods presented:

	Miami Operations	In-Country Operations	Total
As of December 31, 2012
Goodwill	$14,204	$22,642	$36,846
Accumulated impairment losses	(11,531)	(7,246)	(18,777)

Total goodwill	$2,673	$15,396	$18,069
Activity:
Translation adjustment	$—	$152	$152

Total activity	$—	$152	$152

As of March 31, 2013
Goodwill	$14,204	$22,794	$36,998
Accumulated impairment losses	(11,531)	(7,246)	(18,777)

Total goodwill	$2,673	$15,548	$18,221

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

There were no impairment charges recorded against goodwill for the three months ended March 31, 2013 and 2012.

Identifiable Intangible Assets, Net

Identifiable intangible assets, net consisted of the assets of Intcomex Mexico, Intcomex Colombia LTDA (“Intcomex Colombia”) and Intcomex de Guatemala, S.A. (“Intcomex Guatemala”) including the following:

As of March 31, 2013	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships – Intcomex Mexico	$3,630	$(2,849)	$(91)	$690	10.0
Customer relationships – Intcomex Colombia, Intcomex Guatemala	258	(97)	—	161	5.0

Total identifiable intangible assets, net	$3,888	$(2,946)	$(91)	$851

As of December 31, 2012	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships – Intcomex Mexico	$3,630	$(2,758)	$(140)	$732	10.0
Customer relationships – Intcomex Colombia, Intcomex Guatemala	258	(84)	—	174	5.0

Total identifiable intangible assets, net	$3,888	$(2,842)	$(140)	$906

For the three months ended March 31, 2013 and 2012, the Company recorded amortization expense related to the intangible assets of $104 and $201, respectively. There was no impairment charge for identifiable intangible assets for the three months ended March 31, 2013 and 2012.

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

The outstanding balance of lines of credits consisted of the following:

	As of
	March 31, 2013	December 31, 2012
Lines of credit
Miami Operations:
SBA – Miami	$40,011	$38,574
In-country Operations:
Intcomex Guatemala	4,124	4,120
Intcomex Peru S.A.C.	3,227	3,285
Intcomex de Ecuador, S.A.	1,004	5
Intcomex S.A. – Chile	1,003	1,084
Computación Monrenca Panama, S.A.	1,000	—
Intcomex Colombia	546	599
Intcomex S.A. de C.V. – El Salvador	249	1,424
Intcomex Costa Rica Mayorista en Equipo de Cómputo, S.A.	—	800
T.G.M., S.A. – Uruguay	—	130

Total lines of credit	$51,164	$50,021

The change in the outstanding balance of lines of credit was primarily attributable to the increased borrowing in the Company’s Miami Operations under its senior secured revolving credit facility. As of March 31, 2013 and December 31, 2012, the total remaining credit amount available was $34,509 and $36,588, respectively.

SBA Miami—PNC Bank Revolving Credit Facility

On July 25, 2011, SBA, together with its consolidated subsidiaries, entered into a revolving credit and security agreement with PNC Bank (the “PNC Credit Facility”) providing for a secured revolving credit facility including standby letters of credit commitments. SBA’s obligations are secured by a first priority lien on all of its assets. Pursuant to its guaranty agreement with PNC Bank, the Company guarantees the performance of SBA’s obligations under the PNC Credit Facility.

On January 25, 2012, SBA, together with its consolidated subsidiaries, executed a first amendment to the PNC Credit Facility increasing the maximum amount available for borrowing under the facility from $30,000 to $50,000, including standby letters of credit commitments in an aggregate undrawn face amount of up to $3,000. The borrowing capacity under the PNC Credit Facility is based upon 85.0% of eligible accounts receivable, plus the lesser of: (i) 60.0% of eligible domestic inventory; (ii) 90% of the liquidation value of eligible inventory; or (iii) $25,000, as amended. The PNC Credit Facility has a three-year term and is scheduled to mature on July 25, 2014. SBA uses the PNC Credit Facility for working capital, capital expenditures and general corporate purposes.

Borrowings under the PNC Credit Facility bear interest at the daily PNC Bank prime rate plus applicable margin of up to 0.50%, but not less than the federal funds open rate plus 0.50%, or the daily LIBOR rate plus 1.0%, whichever is greater. Alternatively, at SBA’s option, borrowings may bear interest at a rate based on 30, 60 or 90 Day LIBOR plus an applicable margin of up to 2.75%, and in each such case payment is due at the end of the respective period. Additional default interest of 2.0% is payable after an event of default. The PNC Credit Facility also requires SBA to pay a monthly maintenance fee and commitment fee of 0.375% of the unused commitment amount.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The PNC Credit Facility contains provisions requiring the Company and SBA to maintain compliance with minimum consolidated fixed charge coverage ratios each not less than 1.00 to 1.00 for the Company and 1.10 to 1.00 for SBA, in each case, for the four quarter period as of the end of each fiscal quarter. The PNC Credit Facility is subject to several customary covenants and certain events of default, including but not limited to, non-payment of principal or interest on obligations when due, violation of covenants, creation of liens, breaches of representations and warranties, cross default to certain other indebtedness, bankruptcy events and change of ownership or control. In addition, the PNC Credit Facility contains a number of covenants that, among other things, restrict SBA’s ability to: (i) incur additional indebtedness; (ii) make certain capital expenditures; (iii) guarantee certain obligations; (iv) create or allow liens on certain assets; (v) make investments, loans or advances; (vi) pay dividends, make distributions or undertake stock and other equity interest buybacks; (vii) make certain acquisitions; (viii) engage in mergers, consolidations or sales of assets; (ix) use the proceeds of the revolving credit facility for certain purposes; (x) enter into transactions with affiliates in non-arms’ length transactions; (xi) make certain payments on subordinated indebtedness; and (xii) acquire or sell subsidiaries.

As of March 31, 2013, SBA’s outstanding draws against the PNC Credit Facility were $40,011, net of $1,450 of excess cash in bank, and the remaining amount available was $9,989. As of December 31, 2012, SBA’s outstanding draws against the PNC Credit Facility were $38,574, net of $193 excess cash in bank, and the remaining amount available was $11,426. As of March 31, 2013 and December 31, 2012, SBA did not have any outstanding undrawn stand-by letters of credit.

On May 10, 2013, SBA obtained a waiver of default for the guarantor fixed charge coverage ratio that existed as of March 31, 2013. Additionally, SBA obtained an amendment to the PNC Credit Facility which amended the required guarantor fixed charge coverage ratio for the Company to be not less than 0.84 to 1.00 for the four quarter period ending as of June 30, 2013. For the four quarter period ending as of September 30, 2013, and for each quarter thereafter, the guarantor fixed charge coverage ratio remains the same as prior to the amendment, not less than 1.00 to 1.00.

In-country Operations Lines of Credit

The Company’s In-country Operations have lines of credit with various local financial institutions. The lines of credit carry interest rates ranging from 1.0% to 11.0% with maturity dates from May 2013 to July 2014.

As of March 31, 2013 and December 31, 2012, Intcomex S.A. (“Intcomex Chile”) had undrawn stand-by letters of credit of $21,450 and $21,200, respectively.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 6. Long-Term Debt

Long-term debt consisted of the following for the periods presented:

	As of
	March 31, 2013	December 31, 2012
Long-term debt, net of current portion
Intcomex, Inc. –13 1/4% Senior Notes, net of discount of $2,491 and $2,827 at March 31, 2013 and December 31, 2012, respectively	$107,509	$107,173
Other, including various capital leases	1,265	535

Total long-term debt	108,774	107,708
Current maturities of long-term debt	(10,241)	(10,253)

Total long-term debt, net of current portion	$98,533	$97,455

Intcomex, Inc. –13 1/4% Senior Notes

As of March 31, 2013, the Company had $110,000 aggregate principal amount outstanding on its 13 1/4% Second Priority Senior Secured Notes due December 15, 2014 with an interest rate of 13.25% per year, payable semi-annually on June 15 and December 15 of each year (the “13 1/4% Senior Notes”). The 13 1/4% Senior Notes are registered under the Securities Act of 1933 and do not bear any legend restricting transfer.

In accordance with the terms of the 13 1/4% Senior Notes, the Company redeemed $5,000 aggregate principal amount of the 13 1/4% Senior Notes as of December 15, 2011 and 2012 and, subject to certain requirements, is required to redeem $10,000 aggregate principal amount of the 13 1/4% Senior Notes on December 15, 2013, at a redemption price equal to 100% of the aggregate principal amount of the 13 1/4% Senior Notes to be redeemed, together with accrued and unpaid interest to the redemption date.

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

On September 5, 2012, the Company purchased $1,000 face value of its 13  1/4% Senior Notes in an arm’s length transaction, at 102.25 of face value plus accrued interest. The Company recognized a loss on the redemption of the 13 1/4% Senior Notes of $23 for the year ended December 31, 2012, which is included in other expense, net in the consolidated statements of operations and comprehensive (loss) income. On December 14, 2012, the Company redeemed $4,000 face value of its 13  1/4% Senior Notes as required by the indenture governing the Company’s 13  1/4% Senior Notes, at 100.00 of face value. Also, on December 14, 2012, the Company made a semi-annual interest payment of $7,553, satisfying the Company’s December 15, 2012 redemption requirement.

As of March 31, 2013 and December 31, 2012, the carrying value of the $110,000 principal amount of the remaining outstanding 13 1/4% Senior Notes was $107,509 and $107,173, respectively. As of March 31, 2013, the Company was in compliance with all of the covenants and restrictions under the 13 1/4% Senior Notes.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 7. Income Taxes

Income tax provision consists of the following for the periods presented:

	For the Three Months Ended March 31,
	2013	2012
Income tax provision
Current expense:
Federal and state	$—	$—
Foreign	883	1,684

Total current expense	883	1,684

Deferred expense (benefit):
Federal and state	280	—
Foreign	(113)	(508)

Total deferred expense (benefit)	167	(508)

Total provision for income taxes	$1,050	$1,176

A reconciliation of the statutory federal income tax rate and effective rate as a percentage of income before provision for income taxes consisted of the following for the periods presented:

	For the Three Months Ended March 31,
	2013	%	2012	%
Effective tax rate
(Loss) income before provision for income taxes:
U.S.	$(3,543)		$(1,333)
Foreign	3,574		7,826

Income before provision for income taxes	$31		$6,493

Tax expense at statutory rate	$10	34%	$2,207	34%
State income taxes, net of federal income tax provision	(128)	(413)%	(144)	(2)%
Effect of tax rates from non-U.S. operations	(222)	(716)%	(1,311)	(20)%
Change in valuation allowance	1,390	4,484%	424	6%

Effective tax provision for income taxes	$1,050	3,389%	$1,176	18%

The effective tax provision decreased by $126, to $1,050 for the three months ended March 31, 2013, as compared to $1,176 for the three months ended March 31, 2012. The change was primarily due to the lower taxable earnings in the Company’s In-country Operations and Miami Operations, primarily offset by the increased levels of valuation allowances recorded against U.S. net operating losses (“NOLs”).

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The Company’s net deferred tax assets were attributable to the following:

	As of
	March 31, 2013	December 31, 2012
Deferred tax assets
Current assets:
Allowance for doubtful accounts	$1,468	$1,380
Inventories	903	961
Accrued expenses	886	992
Other	1,287	1,309

Total current assets	4,544	4,642

Non-current assets:
Tax goodwill	61	123
Net operating losses	25,444	26,727
Other	3,199	2,953
Valuation allowances	(15,353)	(16,528)

Total non-current assets	13,351	13,275

Total deferred tax assets	$17,895	$17,917

Deferred tax liabilities
Current liabilities:
Other	$(121)	$—

Total current liabilities	(121)	—

Non-current liabilities:
Fixed assets	(1,310)	(1,388)
Amortizable intangible assets	(397)	(296)
Other	(32)	(31)

Total non-current liabilities	(1,739)	(1,715)

Total deferred tax liabilities	(1,860)	(1,715)

Net deferred tax assets	$16,035	$16,202

As of March 31, 2013 and December 31, 2012, the balance of SBA’s tax goodwill was $165 and $329, respectively. SBA recorded tax goodwill of approximately $9,843 in July 1998, which is being amortized for tax purposes over 15 years. SBA established $262 of deferred tax assets for foreign withholding taxes paid in El Salvador during 2005.

As of March 31, 2013 and December 31, 2012, the Company’s U.S. federal and state of Florida NOLs resulted in $24,911 and $23,523, respectively, of deferred tax assets, which will begin to expire in 2026. The Company analyzed the available evidence related to the realization of the deferred tax assets, considered the global economic environment and continues to believe it is more likely than not that the Company will not recognize a portion of its deferred tax assets associated with the U.S. NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies.

The Company establishes a valuation allowance against its NOLs when it does not believe that it will realize the full benefit of the NOLs. As of March 31, 2013 and December 31, 2012, the Company recorded a valuation allowance of $15,353 and $16,528, respectively, against the respective NOLs, of which $14,971 and $13,581, respectively, related to the U.S. and $382 and $2,947, respectively, related to the Company’s In-country Operations.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The Company’s NOLs, deferred tax asset resulting from the NOLs and the related valuation allowance consisted of the following for the periods presented:

	As of March 31, 2013				As of December 31, 2012
	Gross NOL	NOL Deferred Tax Asset	Valuation Allowance	NOL Expiration	Gross NOL	NOL Deferred Tax Asset	Valuation Allowance	NOL Expiration
U.S. federal and state	$65,449	$24,911	$14,971	2026	$61,705	$23,523	$13,581	2026
Foreign
Intcomex Argentina S.R.L.	—	—	—	—	7,332	2,565	2,565	2012
Intcomex Jamaica Ltd	454	151	—		769	257	—
Intcomex Mexico	1,273	382	382	2018	1,273	382	382	2018

Total foreign	$1,727	$533	$382		$9,374	$3,204	$2,947

Total	$67,176	$25,444	$15,353		$71,079	$26,727	$16,528

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

The Company believes its accruals for tax liabilities are adequate for all open fiscal years based upon an assessment of factors, including but not limited to, historical experience and related tax law interpretations. The Company does not have any unrecognized tax benefits as of March 31, 2013 and does not anticipate that the total amount of unrecognized tax benefits related to any particular tax position will change significantly within the next 12 months. The Company classifies tax liabilities that are expected to be paid within the current year, if any, as current income tax liabilities and all other uncertain tax positions as non-current income tax liabilities. The Company recognizes interest and penalties related to income tax matters in the provision for income taxes in the Company’s unaudited condensed consolidated statements of operations and comprehensive (loss) income.

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

As of March 31, 2013, the notional amount of the foreign currency forward contract outstanding in one of the Company’s In-country Operations was $5,760. As of December 31, 2012, the Company did not have any derivative instruments outstanding. A summary of the location and amounts of the fair value in the consolidated balance sheets and loss in the statements of operations and comprehensive (loss) income related to the Company’s derivative instruments during the periods presented consisted of the following:

	Location of Fair Value(2) in Balance Sheet	As of
		March 31, 2013	December 31, 2012
Derivatives instruments not designated or qualifying as hedging instruments under ASC 815(1):
Foreign currency contracts	Other liabilities	$83	$—

Total		$83	$—

(1)	Further information on the Company’s purpose for entering into derivative instruments not designated as hedging instruments and the overall risk management strategies are discussed in Part I—Financial Information, 1A. “Risk Factors” of the Company’s Annual Report.
(2)	Fair value is classified and disclosed as Level 2 category where significant other observable inputs that can be corroborated by observable market data.

	Location of Loss in Statements of Operations and Comprehensive (Loss) Income	For the Three Months Ended March 31,
		2013	2012
Derivative instruments not designated or qualifying as hedging instruments under ASC 815:
Foreign currency contracts	Other expense	$83	$569

Total		$83	$569

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

Compensation expense related to the Company’s share-based compensation arrangements consists of the following for the periods presented:

	For the Three Months Ended March 31,
	2013	2012
Share-based compensation arrangements charged against income:
Stock options(1)	$—	$—
Restricted shares(2)	68	28

Total	$68	$28

(1)	Stock options were issued pursuant to the 2007 Founders’ Grant Stock Option Plan (the “2007 Founders’ Option Plan”).
(2)	Restricted shares were issued pursuant to the annual equity compensation in 2009, 2010 and 2011 to certain Directors for service on the Company’s Board (collectively the “2009, 2010 and 2011 Restricted Stock Issuances”) and the restricted stock compensation plan for eligible employees (“Employee Restricted Stock Plan”).

Outstanding compensation costs related to the Company’s unvested share-based compensation arrangements consisted of the following:

	As of
	March 31, 2013	December 31, 2012
Outstanding compensation costs for unvested share-based compensation arrangements:
Stock options(1)	$—	$—
Restricted shares(2)	815	683

Total	$815	$683

(1)	Stock options were issued pursuant to the 2007 Founders’ Option Plan.
(2)	Restricted shares were issued pursuant to the 2009, 2010 and 2011 Restricted Stock Issuances.

As of March 31, 2013 and December 31, 2012, the outstanding compensation costs for unvested share-based compensation arrangements will be recognized over a weighted-average period of 2.0 and 1.9 years, respectively.

Stock Options

In February 2007, options to acquire an aggregate of 1,540 shares of Class B common stock, non-voting were granted under the 2007 Founders’ Option Plan to certain management employees and independent, non-employee directors. The options were granted at an exercise price of $1,077 per share, which was equal to the fair value of the common stock on the date of grant. The weighted-average grant date fair value of the options granted for the year ended December 31, 2007 was $566 per share. The shares vest ratably over a three-year vesting period of one-third per year on the annual anniversary date and expire 10 years from the date of grant. There were no stock options granted for the three months ended March 31, 2013 and 2012. As of March 31, 2013 and December 31, 2012, all of the outstanding options were vested.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

A summary of the stock option activity and changes under the 2007 Founders’ Option Plan consisted of the following for the periods presented:

	Shares	Weighted-Average Exercise Price per Share (in dollars)	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2012	860	$1,077	5.1
Granted	—	—
Exercised	—	—
Forfeited or expired	(200)	—

Outstanding at December 31, 2012	660	$1,077	4.1
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2013	660	$1,077	3.8

Vested at March 31, 2013	660	$1,077	3.8

Exercisable at March 31, 2013	660	$1,077	3.8

The stock options were antidilutive for the three months ended March 31, 2013, as the Company had a net loss for the quarter. The stock options were antidilutive for the three months ended March 31, 2012, as the fair value of the stock was below the exercise price of the stock options. The fair value of the options was determined using the Black-Scholes option pricing model as of April 23, 2007, the measurement date or the date the Company received unanimous approval from shareholders for the 2007 Founders’ Grant Stock Option Plan. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, and requires the input of subjective assumptions, including expected price volatility and term. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options. Projected data related to the expected volatility and expected life of stock options is typically based upon historical and other information. The fair value of the options granted in 2007 was estimated at the date of grant using the following assumptions:

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Restricted Shares of Common Stock

In March 2013, the Company’s Board of Directors authorized the issuance of 123 restricted shares of the Company’s Common Stock, with a 2.75-year cliff vesting period, to each of the Company’s directors Messrs. Henriques and Madden, as annual equity consideration for their board membership for the years 2012 and 2013 (collectively the “2012-2013 Restricted Stock Issuance”).

A summary of the unvested restricted shares of the common stock award activity and changes consisted of the following during the periods presented:

	Restricted Common Stock (in shares)	Weighted-Average Grant- Date Fair Value per Share(1) (in dollars)
Unvested Balance at January 1, 2012	540	$870
Granted	1,444	$580	(2)
Vested	(448)	$555
Forfeited	(48)	$580

Unvested Balance at December 31, 2012	1,488	$598

Granted	246	$812	(2)
Vested	—	—
Forfeited	—	—

Unvested Balance at March 31, 2013	1,734	$628

(1)	The fair value was determined using the weighted-average fair value per share to reflect the portion of the period during which the shares were outstanding.
(2)	The fair value was determined as of the date the Company granted the shares.

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

Leases

The Company leases office, warehouse facilities and warehouse equipment under non-cancelable operating leases that expire on various dates through 2021, including SBA’s office and warehouse space in Miami, Florida. SBA’s agreement for the lease of the Miami office, warehouse facilities and warehouse equipment is for 172,926 square feet at monthly base rent expense of $120 with an annual 2.2% escalation clause. The lease has a termination date of August 31, 2021.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 11. Additional Paid in Capital

For the three months ended March 31, 2013 and 2012, total compensation expense for share-based compensation arrangements charged against income was $68 and $28, respectively. For a detailed discussion of the share-based compensation, see “Note 9. Share-Based Compensation” in these Notes to Condensed Consolidated Financial Statements (Unaudited).

On December 31, 2012, the Company withheld 17 shares of restricted Common Stock that were issued on July 1, 2012 as compensation to eligible employees under the Employee Restricted Stock Plan who elected to have a certain number of their vested shares withheld for income tax purposes. As of March 31, 2013 and December 31, 2012, the common shares had a fair value of $812 per share.

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

	For the Three Months Ended March 31,
	2013	2012
Statement of Operations Data:
Revenue:
Miami Operations
Revenue from unaffiliated customers(1)	$105,395	$127,263
Intersegment	80,641	85,287

Total Miami Operations	186,036	212,550
In-country Operations
In-country Operations, excluding Intcomex Chile	171,730	186,441
Intcomex Chile	74,493	76,796

In-country Operations	246,223	263,237
Eliminations of inter-segment	(80,641)	(85,287)

Total revenue	$351,618	$390,500

Operating income:
Miami Operations	$1,435	$3,742
In-country Operations	3,573	5,405

Total operating income	$5,008	$9,147

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

	As of
	March 31, 2013	December 31, 2012
Balance Sheet Data:
Assets:
Miami Operations	$195,135	$182,522
In-country Operations
In-country Operations, excluding Intcomex Chile	141,004	147,074
Intcomex Chile	136,721	132,606

In-country Operations	277,725	279,680

Total assets	$472,860	$462,202

Property & equipment, net:
Miami Operations	$5,632	$5,762
In-country Operations	9,882	8,836

Total property & equipment, net	$15,514	$14,598

Goodwill:
Miami Operations	$2,673	$2,673
In-country Operations	15,548	15,396

Total goodwill	$18,221	$18,069

(1)	For purposes of geographic disclosure, revenue is attributable to the country in which the Company’s individual business resides.

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Supplemental financial information for Intcomex, its combined Subsidiary Guarantors and Non-Guarantor Subsidiaries is presented below.

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2013

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON - GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Current assets
Cash and equivalents	$—	$186	$24,336	$—	$24,522
Trade accounts receivable, net	—	87,356	142,119	(81,969)	147,506
Inventories	—	53,693	122,828	—	176,521
Other	42,933	4,603	106,246	(81,983)	71,799

Total current assets	42,933	145,838	395,529	(163,952)	420,348
Long-term assets
Property and equipment, net	3,828	1,805	9,881	—	15,514
Investments in subsidiaries	193,748	269,839	—	(463,587)	—
Goodwill	2,673	7,418	8,130	—	18,221
Other	13,372	112,584	4,240	(111,419)	18,777

Total assets	$256,554	$537,484	$417,780	$(738,958)	$472,860

Liabilities and shareholders’ equity
Current liabilities	$17,655	$235,361	$231,953	$(181,198)	$303,771
Long-term debt, net of current maturities	97,694	—	839	—	98,533
Other long-term liabilities	74,827	18,041	13,272	(101,962)	4,178

Total liabilities	190,176	253,402	246,064	(283,160)	406,482
Total shareholders’ equity	66,378	284,082	171,716	(455,798)	66,378

Total liabilities and shareholders’ equity	$256,554	$537,484	$417,780	$(738,958)	$472,860

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2013

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$186,036	$246,223	$(80,641)	$351,618
Cost of revenue	—	176,528	225,678	(80,641)	321,565

Gross profit	—	9,508	20,545	—	30,053
Operating expenses	3,074	5,000	16,971	—	25,045

Operating (loss) income	(3,074)	4,508	3,574	—	5,008
Other expense, net Interest expense, net	4,966	546	(272)	—	5,240
Other, net	(5,283)	(4,996)	656	9,360	(263)

Total other (income) expense	(317)	(4,450)	384	9,360	4,977
(Loss) income before (benefit) provision for income taxes	(2,757)	8,958	3,190	(9,360)	31
(Benefit) provision for income taxes	(1,738)	1,826	962	—	1,050

Net (loss) income	$(1,019)	$7,132	$2,228	$(9,360)	$(1,019)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2012

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$212,550	$263,237	$(85,287)	$390,500
Cost of revenue	—	200,641	241,237	(85,410)	356,468

Gross profit	—	11,909	22,000	123	34,032
Operating expenses	3,481	4,686	16,718	—	24,885

Operating (loss) income	(3,481)	7,223	5,282	123	9,147
Other expense, net Interest expense, net	4,899	676	(283)	—	5,292
Other, net	(11,035)	(11,046)	(2,374)	21,817	(2,638)

Total other (income) expense	(6,136)	(10,370)	(2,657)	21,817	2,654
Income (loss) before (benefit) provision for income taxes	2,655	17,593	7,939	(21,694)	6,493
(Benefit) provision for income taxes	(2,662)	2,471	1,367	—	1,176

Net income (loss)	$5,317	$15,122	$6,572	$(21,694)	$5,317

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2013

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Cash flows from operating activities	$(1,443)	$(46)	$(5,195)	$—	$(6,684)

Cash flows from investing activities Purchases of property and equipment, net	(313)	(65)	(646)	—	(1,024)
Other	1,794	(1,180)	(92)	—	522

Cash flows from investing activities	1,481	(1,245)	(738)	—	(502)

Cash flows from financing activities Borrowings (payments) under lines of credit, net	—	1,437	(294)		1,143
Proceeds from borrowings under long-term debt	—	—	32	—	32
Payments of long-term debt	(38)	—	(43)	—	(81)

Cash flows from financing activities	(38)	1,437	(305)	—	1,094

Effects of exchange rate changes on cash	—	—	28	—	28

Net increase (decrease) in cash and cash equivalents	—	146	(6,210)	—	(6,064)
Cash and cash equivalents, beginning of period	—	40	30,546	—	30,586

Cash and cash equivalents, end of period	$—	$186	$24,336	$—	$24,522

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2012

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Cash flows from operating activities	$307	$(21,844)	$(8,270)	$—	$(30,770)

Cash flows from investing activities Purchases of property and equipment, net	(295)	(43)	(510)	—	(848)
Other	963	(1,113)	161	—	11

Cash flows from investing activities	668	(1,156)	(349)	—	(837)

Cash flows from financing activities Borrowings (payments) under lines of credit, net	—	23,281	(126)		23,155
Payments of long-term debt	(12)	(99)	(70)	—	(181)

Cash flows from financing activities	(12)	23,182	(196)	—	22,974

Effects of exchange rate changes on cash	—	—	179	—	179

Net increase (decrease) in cash and cash equivalents	—	182	(8,636)	—	(8,454)
Cash and cash equivalents, beginning of period	—	40	25,667	—	25,707

Cash and cash equivalents, end of period	$—	$222	$17,031	$—	$17,253

Note 14. Restructuring Plan

In late March 2012, the Company’s management implemented a plan to cease operations of Intcomex Argentina by December 31, 2012. The Company did not record any expenses related to these restructuring actions for the three months ended March 31, 2013. The Company recorded $621 in expenses related to these restructuring actions for the three months ended March 31, 2012. The restructuring included involuntary workforce reductions and employee benefits and other costs incurred in connection with vacating leased facilities. These expenses were recorded as operating expenses in the consolidated statement of operations and comprehensive (loss) income. As of December 31, 2012, all of the payments related to restructuring actions were made. On January 15, 2013, the Company completed the sale of Intcomex Argentina for $506 and recognized a gain of approximately $375 in other income in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

The Company did not consider its In-country Operations in Argentina to be material. At December 31, 2012, Intcomex Argentina’s total assets represented 0.04% of the Company’s total consolidated assets. For the three months ended March 31, 2012, Intcomex Argentina’s total revenues represented approximately 1.0% the Company’s total consolidated revenues. Intcomex Argentina’s operating loss was $1,134 for the three months ended March 31, 2012, and represented 12.4%, of the Company’s consolidated operating income on an absolute value basis. Accordingly, the Company did not present its In-country Operations in Argentina as discontinued operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, beliefs, estimates, forecasts, projections and management’s assumptions about our company, our future performance, our liquidity and the Information Technology, or IT, products distribution industry in which we operate. Words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “goal,” “plan,” “seek,” “project,” “target” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances including but are not limited to, management’s expectations for competition, revenues, margin, expenses and other operating results, capital expenditures, liquidity, capital requirements, acquisitions and exchange rate fluctuations, each of which involves numerous risks and uncertainties are forward-looking statements. These forward-looking statements are only predictions and are subject to risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those identified below, elsewhere herein and under “Part II —Other Information, Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 25, 2013, or Annual Report, under “Part I. Item 1A. Risk Factors” and elsewhere therein. These risks and uncertainties include, but are not limited to the following:

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

Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statement because of certain factors discussed below or elsewhere in this Quarterly Report or included in our Annual Report. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and notes thereto, which are included in our Annual Report, and our unaudited condensed consolidated financial statements for the fiscal quarter and year to date period ended March 31, 2013, which are included in this Quarterly Report.

Overview

We believe we are the largest pure play value-added distributor of IT products focused solely on serving Latin America and the Caribbean, or the Regions. We believe the continued convergence of IT, consumer electronics and mobile “smart” device technology extends our products offerings beyond traditional computer based IT products into complimentary products that address consumer demand for mobile computing devices, such as smart phones and tablets, throughout the Regions. We distribute computer equipment components, peripherals, software, computer systems, accessories, networking products, digital consumer electronics and mobile devices to more than 50,000 customers in 39 countries. We offer single source purchasing to our customers by providing an in-stock selection of more than 12,000 products from over 130 vendors, including the world’s leading IT product manufacturers. From our headquarters and main distribution center in Miami, we support a network of 25 sales and distribution operations in 11 Latin American and the Caribbean countries, or our In-country Operations.

Our results for the three months ended March 31, 2013, reflect a decrease in revenue as compared to the corresponding period in 2012. Revenue decreased $38.9 million, or 10.0% to $351.6 million for the three months ended March 31, 2013, as compared to $390.5 million for the three months ended March 31, 2012. Gross profit decreased $4.0 million, or 11.7% to $30.0 million for the three months ended March 31, 2013, as compared to $34.0 million for the three months ended March 31, 2012. The decrease in gross profit was primarily the result of the lower average selling price of several of our core products, most notably mobile devices, offset by the decline in the inventory obsolescence provision for the three months ended March 31, 2013, as compared to the same period in 2012.

Total operating expenses remained relatively steady at $25.0 million for the three months ended March 31, 2013, as compared to $24.9 million for the three months ended March 31, 2012. Other expense, net increased $2.3 million, or 87.5% to $5.0 million for the three months ended March 31, 2013, as compared to $2.7 million for the three months ended March 31, 2012. The increase was primarily driven by the $2.7 million decline in foreign exchange gains for the three months ended March 31, 2013, as compared to the same period in 2012.

Net loss was $1.0 million for the three months ended March 31, 2013, as compared to net income of $5.3 million for the three months ended March 31, 2012.

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

•

Exposure to fluctuations in foreign currency. A significant portion of the revenues from our In-country Operations is invoiced in currencies other than the U.S. dollar and a significant amount of the operating expenses from our In-country Operations are denominated in currencies other than U.S. dollar. In markets where we invoice in local currency, including Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico and Peru, appreciation of a local currency could have a marginal impact on our gross profit and gross margins in U.S. dollar terms. In markets where our books and records are prepared in currencies other than the U.S. dollar, appreciation of the local currency will increase our operating expenses and decrease our operating margins in U.S. dollar terms. For the three months ended March 31, 2013 and 2012, our consolidated statements of operations and comprehensive (loss) income includes foreign exchange gain of less than $0.1 million and $2.7 million, respectively. We periodically engage in foreign currency forward contracts when available and when doing so is not cost prohibitive. In periods when we do not, foreign currency fluctuations may adversely affect our results of operations, including our gross margins and operating margins.

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

Additionally, on January 25, 2012, Software Brokers of America, Inc., or SBA, together with its consolidated subsidiaries, executed an amendment to the PNC Credit Facility, increasing the maximum amount available for borrowing under the facility from $30.0 million to $50.0 million, including standby letters of credit commitments in an aggregate undrawn face amount of up to $3.0 million.

For the three months ended March 31, 2013 and 2012, interest expense was $5.4 million.

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

In connection with our goodwill impairment testing and analysis conducted in 2012, we noted that as of December 31, 2012, the fair value of Comercializadora Intcomex S.A. de C.V., or Intcomex Mexico, and Intcomex Costa Rica Mayorista en Equipo de Cómputo, S.A., or Intcomex Costa Rica, exceeded the carrying value of the reporting units by 5.5% and 5.4%, respectively. The fair values of Intcomex Mexico and Intcomex Costa Rica were determined using management’s estimate of fair value based upon the financial projections for the respective businesses. As of December 31, 2012, the balance of Intcomex Mexico’s goodwill was $3.0 million, which represented 12.6% of the carrying value of Intcomex Mexico and less than 1.0% of our total assets. As of December 31, 2012, the balance of Intcomex Costa Rica’s goodwill was $3.0 million, which represented 15.0% of the carrying value of Intcomex Costa Rica and less than 1.0% of our total assets.

There were no goodwill impairment charges recorded for the three months ended March 31, 2013 and 2012.

•

Deferred tax assets. Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets, which also include net operating loss, or NOL, carryforwards for entities that have generated or continue to generate operating losses, are assessed periodically by management to determine if their future benefit will be fully realized. If it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net (loss) income . Such charges could have a material adverse effect on our results of operations or financial condition.

As of March 31, 2013 and December 31, 2012, our U.S. and state of Florida NOLs resulted in $24.9 million and $23.5 million, respectively, of deferred tax assets, which will begin to expire in 2026. As of March 31, 2013, we did not have any NOLS for Intcomex Argentina, S.R.L., or Intcomex Argentina, as we completed the sale of the subsidiary on January 15, 2013. As of March 31, 2013 and December 31, 2012, Intcomex Mexico had $1.3 million in NOLs resulting in $0.4 million of deferred tax assets, which will expire in 2018.

We periodically analyze the available evidence related to the realization of the deferred tax assets, considered the current negative economic environment and determined it is now more likely than not that we will not recognize a portion of our deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies. As of March 31, 2013 and December 31, 2012, we had a valuation allowance of $15.0 million and $13.6 million, respectively, related to our U.S. and state of Florida NOLs and $0.4 million and $2.9 million, respectively, related to our foreign NOLs, as management does not believe it will realize the full benefit of these NOLs. Our future results of operations may be impacted by a prolonged weakness in the economic environment, which may result in further valuation allowances on our deferred tax assets and adversely affect our results of operations or financial condition.

•

Restructuring Charges. For the three months ended March 31, 2012, we recorded $0.6 million related to the restructuring actions that we implemented to significantly reduce our In-country Operations in Argentina. The restructuring included involuntary workforce reductions and employee benefits and other costs incurred in connection with vacating leased facilities. The charges were recorded in our statements of operations as an increase to our operating expenses. For the three months ended March 31, 2013, we did not incur any restructuring charges.

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

Comparison of the quarter ended March 31, 2013 versus the quarter ended March 31, 2012

The following table sets forth selected financial data and percentages of revenue for the periods presented:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Dollars (in thousands)	Percentage of Revenue	Dollars (in thousands)	Percentage of Revenue
Revenue	$351,618	100.0%	$390,500	100.0%
Cost of revenue	321,565	91.5%	356,468	91.3%

Gross profit	30,053	8.5%	34,032	8.7%
Selling, general and administrative	23,995	6.8%	23,705	6.0%
Depreciation and amortization	1,050	0.3%	1,180	0.3%

Total operating expenses	25,045	7.1%	24,885	6.4%

Operating income	5,008	1.4%	9,147	2.3%
Other expense, net	4,977	1.4%	2,654	0.7%

Income before provision for income taxes	31	0.0%	6,493	1.7%
Provision for income taxes	1,050	0.3%	1,176	0.3%

Net (loss) income	$(1,019)	(0.3)%	$5,317	1.4%

Revenue. Revenue decreased $38.9 million, or 10.0%, to $351.6 million for the three months ended March 31, 2013, from $390.5 million for the three months ended March 31, 2012. The decline in revenue was driven primarily by the decrease in sales of mobile devices of $31.4 million and notebook computers of $12.9 million, and to a lesser extent, the decrease in sales of basic “white-box” systems, central processing units, or CPUs, and monitors of $2.1 million, partially offset by the increase in sales of printers, hard disk drives and software. We experienced a 2.7% decrease in unit shipments across our core product lines for the three months ended March 31, 2013, as compared to the same period in 2012. We experienced a 12.0% decrease in average sales prices across several of the same core products for the three months ended March 31, 2013, as compared to the same period in 2012, due to the impact of pricing on mobile devices, hard disk drives and software. Revenue derived from our In-country Operations decreased $17.0 million, or 6.5%, to $246.2 million for the three months ended March 31, 2013, from $263.2 million for the same period in 2012. Revenue derived from our In-country Operations accounted for 70.0% of our total revenue for the three months ended March 31, 2013, as compared to 67.4% of our total revenue for the same period in 2012. The decline in revenue from our In-country Operations was primarily driven by the overall decrease in sales in El Salvador, Colombia, Peru and Guatemala, and to a lesser extent, Mexico, Costa Rica and Jamaica, offset by the increase in sales in Ecuador. This decline was driven by the decrease in sales of notebook computers and basic “white-box” systems. Revenue derived from our Miami Operations decreased $21.9 million, or 17.2%, to $105.4 million for the three months ended March 31, 2013 (net of $80.6 million of revenue derived from sales to our In-country Operations) from $127.3 million for the same period in 2012 (net of $85.3 million of revenue derived from sales to our In-country Operations). The decline in revenue from our Miami Operations was primarily driven by the decrease in sales of mobile devices, partially offset by the increase in sales of printers and hard disk drives.

Gross profit. Gross profit decreased $4.0 million, or 11.7%, to $30.0 million for the three months ended March 31, 2013, from $34.0 million for the three months ended March 31, 2012. The decrease was primarily driven by lower sales in our In-country Operations and our Miami Operations, partially offset by the decline in the inventory obsolescence provision of $1.5 million for the three months ended March 31, 2013, as compared to the same period in 2012. As a percentage of revenue, gross margin was 8.5% for the three months ended March 31, 2013, as compared to 8.7% for the same period in 2012. Gross profit from our In-country Operations decreased $1.7 million, or 7.5%, to $20.4 million for the three months ended March 31, 2013, from $22.1 million for the same period in 2012. The decline in gross profit from our In-country Operations was driven by the decrease in sales of notebook computers and basic “white-box” systems in El Salvador, Colombia, Peru and Guatemala, and to a lesser extent, Mexico, Costa Rica and Jamaica, offset by the increase in sales in Ecuador. The decline in gross profit from our In-country Operations was partially offset by the decrease in the inventory obsolescence provision of $0.4 million for the three months ended March 31, 2013, as compared to the same period in 2012. Gross profit from our In-country Operations accounted for 67.9% of our consolidated gross profit for the three months ended March 31, 2013, as compared to 64.8% for the same period in 2012. Gross profit from our Miami Operations decreased $2.4 million, or 19.4%, to $9.6 million for the three months ended March 31, 2013, from $12.0 million for the same period in 2012. The decline in gross profit from our Miami Operations was driven by the decrease in sales of mobile devices, partially offset by the increase in sales of printers and hard disk drives. The decline in gross profit from our Miami Operations was partially offset by the decrease in the inventory obsolescence provision of $1.1 million for the three months ended March 31, 2013, as compared to the same period in 2012.

Operating expenses. Total operating expenses remained relatively steady at $25.0 million for the three months ended March 31, 2013, as compared to $24.9 million for the three months ended March 31, 2012. As a percentage of revenue, operating expenses increased to 7.1% for the three months ended March 31, 2013, as compared to 6.4% for the same period in 2012. As a percentage of total operating expenses, salary and payroll-related expenses increased to $14.7 million, or 58.6% of total operating expenses for the three months ended March 31, 2013, as compared to $14.4 million, or 58.0% of total operating expenses for the same period in 2012. Operating expenses from our In-country Operations increased $0.1 million, or 1.0%, to $16.8 million for the three months ended March 31, 2013, as compared to $16.7 million for the same period in 2012, due to higher salary and payroll-related expenses. Operating expenses from our Miami Operations remained steady at $8.2 million for the three months ended March 31, 2013 and 2012.

Operating income. Operating income decreased $4.1 million, or 45.2%, to $5.0 million for the three months ended March 31, 2013, from $9.1 million for the three months ended March 31, 2012. The decline was primarily due to the lower sales. Operating income from our In-country Operations decreased $1.8 million, or 33.9%, to $3.6 million for the three months ended March 31, 2013, from $5.4 million for the same period in 2012. Operating income from our Miami Operations decreased $2.3 million, or 61.7%, to $1.4 million for the three months ended March 31, 2013, from $3.7 million for the same period in 2012.

Other expense, net. Other expense, net increased $2.3 million, or 87.5%, to $5.0 million for the three months ended March 31, 2013, from $2.7 million for the three months ended March 31, 2012. The increase in other expense, net was primarily attributable to the absence of foreign exchange gains for the three months ended March 31, 2013, as compared to the foreign exchange gains of $2.7 million, primarily in Chile and Colombia, for the same period in 2012.

Provision for income taxes. Provision for income taxes decreased $0.1 million, or 10.7%, to $1.1 million for the three months ended March 31, 2013, from $1.2 million for the three months ended March 31, 2012. The change was primarily due to the lower taxable earnings in our In-country Operations and our Miami Operations, primarily offset by the increased levels of valuation allowances recorded against U.S. NOLs.

Net (loss) income. Net loss was $1.0 million for the three months ended March 31, 2013, as compared to income of $5.3 million for the three months ended March 31, 2012.

Liquidity and Capital Resources

The IT products distribution business is working-capital intensive. Historically, we have financed our working capital needs through a combination of cash generated from operations, trade credit from manufacturers, borrowings under revolving bank lines of credit (including issuance of letters of credit), asset-based financing arrangements that we have established in certain Latin American markets and the issuance of our $120.0 million aggregate principal amount 13 1/4% Second Priority Senior Secured Notes due December 15, 2014, or our 13 1/4% Senior Notes.

Our cash and cash equivalents were $24.5 million as of March 31, 2013, as compared to $30.6 million as of December 31, 2012. Our working capital remained relatively steady at $116.6 million as of March 31, 2013, as compared to $116.5 million as of December 31, 2012. We believe our existing cash and cash equivalents, as well as any cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Changes in Financial Condition

The following table summarizes our cash flows for the periods presented:

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Cash flows used in operating activities	$(6,684)	$(30,770)
Cash flows used in investing activities	(502)	(837)
Cash flows provided by financing activities	1,094	22,974
Effect of foreign currency exchange rate changes on cash and cash equivalents	28	179

Net decrease in cash and cash equivalents	$(6,064)	$(8,454)

Cash flows from operating activities. Our cash flows from operating activities resulted in a requirement of $6.7 million for the three months ended March 31, 2013, as compared to $30.8 million for the three months ended March 31, 2012. The variance was primarily driven by the change in trade accounts receivable which resulted in a decreased usage of cash of $15.8 million. The change between the quarters was also driven by the decrease in inventory, net of related days in accounts payable, which resulted in a decreased usage of cash of $10.8 million. These favorable variances were offset by various other working capital movements driven by the decrease in operating income.

Cash flows from investing activities. Our cash flows from investing activities resulted in a requirement of $0.5 million for the three months ended March 31, 2013, as compared to $0.8 million for the three months ended March 31, 2012. The variance was primarily driven by the proceeds from the sale of Intcomex Argentina.

Cash flows from financing activities. Our cash flows from financing activities resulted in a generation of $1.1 million for the three months ended March 31, 2013, as compared to $23.0 million for the three months ended March 31, 2012. The change was primarily the result of the lower net borrowings under our lines of credit by our Miami Operations for the three months ended March 31, 2013.

Working Capital Management

The successful management of our working capital needs is a key driver of our growth and cash flow generation. The following table sets forth certain information about the largest components of our working capital: our trade accounts receivable, inventories and accounts payable:

	As of March 31, 2013	As of December 31, 2012
	(Dollars in thousands)
Balance sheet data:
Trade accounts receivable, net of allowance	$147,506	$142,431
Inventories	176,521	163,355
Accounts payable	216,803	212,210
Other data:
Trade accounts receivable days (1)	37.8	36.2
Inventory days (2)	49.4	45.5
Accounts payable days (3)	(60.7)	(59.1)

Cash conversion cycle (4)	26.5	22.6

(1)	Trade accounts receivable days is defined as our consolidated trade accounts receivable (net of allowance for doubtful accounts) as of the last day of the period divided by our consolidated revenue for such period times 90 days for the three months ended March 31, 2013 and 92 days for the three months ended December 31, 2012. Our consolidated trade accounts receivable for our In-country Operations include value added tax at a rate of between 5% and 27% (depending on the country). The exclusion of such value added tax would result in lower trade accounts receivable days.
(2)	Inventory days is defined as our consolidated inventory as of the last day of the period divided by our consolidated cost of goods sold for such period times 90 days for the three months ended March 31, 2013 and 92 days for the three months ended December 31, 2012.
(3)	Accounts payable days is defined as our consolidated accounts payable as of the last day of the period divided by our consolidated cost of goods sold for such period times 90 days for the three months ended March 31, 2013 and 92 days for the three months ended December 31, 2012.
(4)	Cash conversion cycle is defined as our trade accounts receivable days plus inventory days less accounts payable days.

Cash conversion cycle days. One measurement we use to monitor working capital is the cash conversion cycle, which measures the number of days to convert trade accounts receivable and inventory, net of accounts payable, into cash. Our cash conversion cycle increased to 26.5 days as of March 31, 2013, from 22.6 days as of December 31, 2012. Trade accounts receivable days increased to 37.8 days as of March 31, 2013, from 36.2 days as of December 31, 2012. Inventory days increased to 49.4 days as of March 31, 2013, from 45.5 days as of December 31, 2012, due to growth in inventory levels in our Miami and In-country Operations. Accounts payable days increased to 60.7 days as of March 31, 2013, as compared to 59.1 days as of December 31, 2012, due to the increase in inventory related payables, primarily for mobile devices.

Trade accounts receivable. We principally sell products to a large base of third-party distributors, resellers and retailers throughout Latin America and the Caribbean and to other Miami-based exporters of IT products to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No one customer accounted for more than 2.2% of sales for the three months ended March 31, 2013 and 3.8% of sales for the three months ended March 31, 2012. We provide trade credit to our customers in the normal course of business. The collection of a substantial portion of our receivables is susceptible to changes in Latin America and Caribbean economies and political climates. We monitor our exposure for credit losses and maintain allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting our industry. The financial condition of our customers and the related allowance for doubtful accounts is continually reviewed by management.

Prior to extending credit to a customer, we analyze the customer’s financial history and obtain personal guarantees, where appropriate. Our In-country Operations make provisions for estimated credit losses but generally do not use credit insurance. Our Miami Operations uses credit insurance and makes provisions for estimated credit losses. Our Miami Operations has a credit insurance policy covering trade sales to non-affiliated buyers. The policy’s aggregate limit is $35.0 million with an aggregate deductible of $1.0 million; the policy expires on August 31, 2013. In addition, 10% or 20% buyer coinsurance provisions and sub-limits in coverage on a per-buyer and per-country basis apply. The policy also covers certain large, local companies in Costa Rica, El Salvador, Guatemala, Jamaica and Peru. Our large customer base and our credit policies allow us to limit and diversify our exposure to credit risk on our trade accounts receivable.

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

Capital Expenditures and Investments

Capital expenditures increased to $1.8 million, of which $0.8 million was financed, for the three months ended March 31, 2013, as compared to $0.8 million for the three months ended March 31, 2012.

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

As of March 31, 2013 and December 31, 2012, the total amounts outstanding under our lines of credit, overdraft and credit facilities were $51.2 million and $50.0 million, respectively, of which $40.0 million and $38.6 million, respectively, related to our Miami Operations and $11.2 million and $11.4 million, respectively, related to our In-country Operations.

SBA Miami—PNC Bank Revolving Credit Facility

On July 25, 2011, SBA, together with its consolidated subsidiaries, entered into a revolving credit and security agreement with PNC Bank, or the PNC Credit Facility, providing for a secured revolving credit facility including standby letters of credit commitments. SBA’s obligations are secured by a first priority lien on all of its assets. Pursuant to its guaranty agreement with PNC Bank, we guarantee the performance of SBA’s obligations under the PNC Credit Facility.

On January 25, 2012, SBA, together with its consolidated subsidiaries, executed a first amendment to the PNC Credit Facility increasing the maximum amount available for borrowing under the facility from $30.0 million to $50.0 million, including standby letters of credit commitments in an aggregate undrawn face amount of up to $3.0 million. The borrowing capacity under the PNC Credit Facility is based upon 85.0% of eligible accounts receivable, plus the lesser of: (i) 60.0% of eligible domestic inventory; (ii) 90% of the liquidation value of eligible inventory; or (iii) $25.0 million, as amended. The PNC Credit Facility has a three-year term and is scheduled to mature on July 25, 2014. SBA uses the PNC Credit Facility for working capital, capital expenditures and general corporate purposes.

Borrowings under the PNC Credit Facility bear interest at the daily PNC Bank prime rate plus applicable margin of up to 0.50%, but not less than the federal funds open rate plus 0.50%, or the daily LIBOR rate plus 1.0%, whichever is greater. Alternatively, at SBA’s option, borrowings may bear interest at a rate based on 30, 60 or 90 Day LIBOR plus an applicable margin of up to 2.75%, and in each such case payment is due at the end of the respective period. Additional default interest of 2.0% is payable after an event of default. The PNC Credit Facility also requires SBA to pay a monthly maintenance fee and commitment fee of 0.375% of the unused commitment amount.

The PNC Credit Facility contains provisions requiring us and SBA to maintain compliance with minimum consolidated fixed charge coverage ratios each not less than 1.00 to 1.00 for us and 1.10 to 1.00 for SBA, in each case, for the four quarter period ending as of the end of each fiscal quarter. The PNC Credit Facility is subject to several customary covenants and certain events of default, including but not limited to, non-payment of principal or interest on obligations when due, violation of covenants, creation of liens, breaches of representations and warranties, cross default to certain other indebtedness, bankruptcy events and change of ownership or control. In addition, the PNC Credit Facility contains a number of covenants that, among other things, restrict SBA’s ability to: (i) incur additional indebtedness; (ii) make certain capital expenditures; (iii) guarantee certain obligations; (iv) create or allow liens on certain assets; (v) make investments, loans or advances; (vi) pay dividends, make distributions or undertake stock and other equity interest buybacks; (vii) make certain acquisitions; (viii) engage in mergers, consolidations or sales of assets; (ix) use the proceeds of the revolving credit facility for certain purposes; (x) enter into transactions with affiliates in non-arms’ length transactions; (xi) make certain payments on subordinated indebtedness; and (xii) acquire or sell subsidiaries.

As of March 31, 2013, SBA’s outstanding draws against the PNC Credit Facility were $40.0 million, net of $1.5 million excess cash in bank, and the remaining amount available was $10.0 million. As of March 31, 2013, SBA did not have any outstanding undrawn standby letters of credit.

On May 10, 2013, SBA obtained a waiver of default for the guarantor fixed charge coverage ratio that existed as of March 31, 2013. Additionally, SBA obtained an amendment to the PNC Credit Facility which amended the required guarantor fixed charge coverage ratio for us to be not less than 0.84 to 1.00 for the four quarter period ending as of June 30, 2013. For the four quarter period ending as of September 30, 2013, and for each quarter thereafter, the guarantor fixed charge coverage ratio remains the same as prior to the amendment, not less than 1.00 to 1.00.

Intcomex, Inc. – 13 1/4% Senior Notes

As of March 31, 2013, we had $110.0 aggregate principal amount outstanding of our 13 1/4% Second Priority Senior Secured Notes due December 15, 2014 with an interest rate of 13.25% per year, payable semi-annually on June 15 and December 15 of each year. Our 13 1/4% Senior Notes are registered under the Securities Act of 1933 and do not bear any legend restricting transfer.

In accordance with the terms of the 13 1/4% Senior Notes, we redeemed $5.0 million aggregate principal amount of the 13 1/4% Senior Notes as of December 15, 2011 and 2012 and, subject to certain requirements, are required to redeem $10.0 million aggregate principal amount of the 13 1/4% Senior Notes on December 15, 2013, at a redemption price equal to 100% of the aggregate principal amount of the 13 1/4% Senior Notes to be redeemed, together with accrued and unpaid interest to the redemption date.

The indenture governing our 13 1/4% Senior Notes imposes operating and financial restriction on us. These restrictive covenants limit our ability, among other things to: (i) incur additional indebtedness or enter into sale and leaseback obligations; (ii) pay certain dividends or make certain distributions on our capital stock or repurchase our capital stock; (iii) make certain investments or other restricted payments; (iv) place restrictions on the ability of subsidiaries to pay dividends or make other payments to us; (v) engage in transactions with shareholders or affiliates; (vi) sell certain assets or merge with or into other companies; (vii) guarantee indebtedness; and (viii) create liens.

The 13 1/4% Senior Notes contain a single financial restrictive covenant. We must maintain a consolidated leverage ratio not to exceed 4.75 to 1.00. Our failure to comply with the restrictive covenant could result in an event of default, which, if not cured or waived, could result in either of us having to repay our respective borrowings before their respective due dates. If we are forced to refinance these borrowings on less favorable terms, our results of operations or financial condition could be harmed. In addition, if we are in default under any of our existing or future debt facilities, we also will not be able to borrow additional amounts under those facilities to the extent they would otherwise be available. As of March 31, 2013 and December 31, 2012, we had a consolidated total leverage ratio of 4.16 to 1.00 and 3.32 to 1.00, respectively.

On June 14, 2012, we made a mandatory semi-annual interest payment of $7.6 million on our 13 1/4% Senior Notes.

On September 5, 2012, we purchased $1.0 million face value of our 13 1/4% Senior Notes in an arm’s length transaction, at 102.25 of face value plus accrued interest. We recognized a loss on the redemption of our 13 1/4% Senior Notes of $23.0 thousand for the year ended December 31, 2012, which is included in other expense, net in the consolidated statements of operations and comprehensive (loss) income. On December 14, 2012, we redeemed $4.0 million face value of our 13 1/4% Senior Notes, as required by the indenture governing our 13 1/4% Senior Notes, at 100.00 of face value. Also, on December 14, 2012, we made a semi-annual interest payment of $7.6 million, satisfying our December 15, 2012 redemption requirement.

As of March 31, 2013 and December 31, 2012, the aggregate principal amount of the remaining outstanding 13  1/4% Senior Notes was $110.0 million, and the carrying value was $107.5 million and $107.2 million, respectively. As of March 31, 2013 and December 31, 2012, we were in compliance with all of the covenants and restrictions under the 13 1/4% Senior Notes.

Off-Balance Sheet Arrangements

We have agreements with unrelated third parties to factor specific accounts receivable in several of our In-country Operations. The factoring is treated as a sale in accordance with FASB ASC 860, Transfers and Servicing, and is accounted for as an off-balance sheet arrangement. Proceeds from the transfers reflect the face value of the account less a discount, which is recorded as a charge to interest expense in our consolidated statements of operations and comprehensive (loss) income in the period the sale occurs. Net funds received are recorded as an increase to cash and a reduction to accounts receivable outstanding in our consolidated balance sheets. We report the cash flows attributable to the sale of receivables to third parties and the cash receipts from collections made on behalf of and paid to third parties, on a net basis as trade accounts receivables in cash flows from operating activities in our consolidated statement of cash flows.

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

Restricted Stock Grant Agreements

In March 2013, our Board of Directors authorized the issuance of 123 restricted shares of Common Stock, with a 2.75-year cliff vesting period, to each of the following Company’s directors: Messrs. Henriques and Madden, as annual equity consideration for their board membership for the years ended December 31, 2012 and 2013.

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

Accounts Receivable. We provide allowances for doubtful accounts on our accounts receivable for estimated losses resulting from our customers’ inability to make required payments due to changes in our customers’ financial condition or other unanticipated events, which could result in charges for additional allowances exceeding our expectations. These estimates require judgment and are influenced by factors, including but not limited to, the following: the large number of customers and their dispersion across wide geographic areas; the fact that no single customer accounted for more than 2.2% and 3.8%, respectively, of our consolidated revenue for the three months ended March 31, 2013 and 2012; the continual credit evaluation of our customers’ financial condition; the aging of our customers’ receivables, individually and in the aggregate; the value and adequacy of credit insurance coverage; the value and adequacy of collateral received from our customers (in certain circumstances); our historical loss experience; and, increases in credit risk due to an economic downturn resulting in our customers’ inability to obtain capital. Uncollectible accounts are written-off against the allowance on an annual basis.

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

We are subject to income and other related taxes in areas in which we operate. When recording income tax expense, certain estimates are required by management due to timing and the impact of future events on when income tax expenses and benefits are recognized by us. We periodically evaluate our NOLs and other carryforwards to determine whether gross deferred tax assets and related valuation allowances should be adjusted for future realization in our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act for the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded as of March 31, 2013, that these controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings.

As of March 31, 2013, we had no material legal proceedings pending. From time to time, we are the subject of legal proceedings arising in the ordinary course of business. We do not believe that the outcome of any legal proceedings currently pending or threatened will have a material adverse affect on our business, future consolidated results of operations and financial condition.

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

On May 10, 2013, SBA obtained a waiver of default for the guarantor fixed charge coverage ratio that existed as of March 31, 2013. Additionally, SBA obtained an amendment to the PNC Credit Facility which amended the required guarantor fixed charge coverage ratio for us to be not less than 0.84 to 1.00 for the four quarter period ending as of June 30, 2013. For the four quarter period ending as of September 30, 2013, and for each quarter thereafter, the guarantor fixed charge coverage ratio remains the same as prior to the amendment, not less than 1.00 to 1.00.

Item 6.	Exhibits.

Exhibit No.	Description

#10.1	Restricted Stock Grant Agreement, dated as of March 31, 2013, between Intcomex, Inc. and Adolfo Henriques.*

#10.2	Restricted Stock Grant Agreement, dated as of March 31, 2013, between Intcomex, Inc. and Thomas Madden. *

10.3	Second Amendment to Revolving Credit and Security Agreement and Waiver, dated as of May 10, 2013 by and among Software Brokers of America, Inc., and its consolidated subsidiaries, as Borrower, and PNC Bank, National Association, as Lender and as Agent. *

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
#	Indicates a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Anthony Shalom		May 13, 2013
Anthony Shalom	Chairman of the Board of Directors

/s/ Michael F. Shalom
Michael F. Shalom	President and Chief Executive Officer	May 13, 2013

/s/ Jose I. Ortega
Jose I. Ortega	Interim Chief Financial Officer	May 13, 2013

Exhibit Index

Exhibit No.	Description

10.1	Restricted Stock Grant Agreement, dated as of March 31, 2013, between Intcomex, Inc. and Adolfo Henriques.

10.2	Restricted Stock Grant Agreement, dated as of March 31, 2013, between Intcomex, Inc. and Thomas Madden.

10.3	Second Amendment to Revolving Credit and Security Agreement and Waiver, dated as of May 10, 2013 by and among Software Brokers of America, Inc., and its consolidated subsidiaries, as Borrower, and PNC Bank, National Association, as Lender and as Agent.

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase