Form 10-Q
period 2013-06-30
Intcomex, Inc.
filed 2013-08-14
CIK 1359425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 12, 2013, the registrant had 167,947 shares of Common Stock, par value $0.01 per share, outstanding. There is no public trading market for the stock.

INTCOMEX, INC.

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$51,744	$30,586
Restricted cash	207	226
Trade accounts receivable (net of allowance for doubtful accounts of $6,681 and $5,944 at June 30, 2013 and December 31, 2012, respectively)	140,952	142,431
Inventories	152,544	163,355
Prepaid expenses, notes receivable and other	65,952	73,543
Due from related parties	507	505

Total current assets	411,906	410,646
Property and equipment, net	14,936	14,598
Goodwill	18,061	18,069
Identifiable intangible assets	727	906
Notes receivable and other	17,575	17,983

Total assets	$463,205	$462,202

Liabilities and Shareholders’ Equity
Liabilities
Current liabilities
Lines of credit	$43,567	$50,021
Current maturities of long-term debt	10,254	10,253
Accounts payable	216,082	212,210
Accrued expenses and other	30,837	21,665
Due to related parties	40	40

Total current liabilities	300,780	294,189
Long-term debt, net of current maturities	98,761	97,455
Other long-term liabilities	4,109	4,083

Total liabilities	403,650	395,727
Commitments and contingencies
Shareholders’ equity
Common stock, voting $0.01 par value, 200,000 shares authorized, 168,816 shares issued and 167,947 outstanding	2	2
Additional paid in capital	64,217	64,062
Treasury stock, 869 shares	(508)	(508)
Retained earnings	718	7,756
Accumulated other comprehensive loss	(4,874)	(4,837)

Total shareholders’ equity	59,555	66,475

Total liabilities and shareholders’ equity	$463,205	$462,202

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$361,533	$347,335	$713,151	$737,835
Cost of revenue	330,356	317,646	651,921	674,114

Gross profit	31,177	29,689	61,230	63,721
Operating expenses
Selling, general and administrative	24,309	23,575	48,304	47,280
Depreciation and amortization	1,120	1,181	2,170	2,361

Total operating expenses	25,429	24,756	50,474	49,641

Operating income	5,748	4,933	10,756	14,080
Other expense (income)
Interest expense	5,603	5,551	10,983	10,929
Interest income	(176)	(59)	(316)	(145)
Foreign exchange loss	4,940	3,359	4,930	645
Other income, net	(105)	(4,201)	(358)	(4,125)

Total other expense	10,262	4,650	15,239	7,304

(Loss) income before provision for income taxes	(4,514)	283	(4,483)	6,776
Provision for income taxes	1,505	159	2,555	1,335

Net (loss) income	$(6,019)	$124	$(7,038)	$5,441

Net (loss) income per weighted average share of common stock:
Basic	$(35.86)	$0.74	$(41.94)	$32.50

Diluted	$(35.86)	$0.74	$(41.94)	$32.44

Weighted average number of common shares used in per share calculation:
Basic	167,840	167,460	167,830	167,424

Diluted	167,840	167,760	167,830	167,724

Comprehensive (loss) income:
Net (loss) income	$(6,019)	$124	$(7,038)	$5,441
Foreign currency translation adjustment	(891)	(979)	(37)	236

Total comprehensive (loss) income	$(6,910)	$(855)	$(7,075)	$5,677

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(7,038)	$5,441
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Share-based compensation expense	155	50
Depreciation expense	1,963	1,959
Amortization expense of debt issuance costs and discount	1,394	1,252
Amortization expense of identifiable intangible assets	207	402
Bad debt expense	809	398
Inventory obsolescence expense	(412)	2,971
Deferred income tax expense (benefit)	270	(1,775)
Gain on sale of subsidiary	(375)	—
Gain on termination of non-compete agreement	—	(4,285)
Loss (gain) on disposal of property and equipment and other	128	(1)
Change in operating assets and liabilities:
Decrease (increase) in:
Trade accounts receivables	607	(5,923)
Inventories	11,339	(14,036)
Prepaid expenses, notes receivable and other	7,178	(7,180)
Due from related parties	(2)	(236)
Increase (decrease) in:
Accounts payable	3,739	(11,992)
Accrued expenses and other	9,042	(1,789)
Due to related parties	—	(1)

Net cash provided by (used in) operating activities	29,004	(34,745)
Cash flows from investing activities:
Purchases of property and equipment	(1,618)	(1,328)
Proceeds from sale of subsidiary	506	—
Proceeds from notes receivable and other	17	13
Proceeds from disposition of assets	54	16

Net cash used in investing activities	(1,041)	(1,299)
Cash flows from financing activities:
(Payments) borrowings under lines of credit, net	(6,454)	28,159
Proceeds from borrowings under long-term debt	32	45
Payments of long-term debt	(170)	(385)

Net cash (used in) provided by financing activities	(6,592)	27,819
Effect of foreign currency exchange rate changes on cash and cash equivalents	(213)	(12)

Net increase (decrease) in cash and cash equivalents	21,158	(8,237)
Cash and cash equivalents, beginning of period	$30,586	$25,707

Cash and cash equivalents, end of period	$51,744	$17,470

Non-cash investing and financing activities:
Property acquired through financing	$818	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 1. Organization and Basis of Presentation

Nature of Operations

Intcomex, Inc. (“Intcomex”) is a United States (“U.S.”) based pure play value-added international distributor of information technology (“IT”) products focused solely on serving Latin America and the Caribbean (the “Region”). Intcomex distributes computer equipment, components, peripherals, software, computer systems, accessories, networking products, digital consumer electronics and mobile devices to more than 50,000 customers in 39 countries. Intcomex offers single source purchasing to its customers by providing an in-stock selection of more than 12,000 products from over 130 vendors, including many of the world’s leading IT product manufacturers. The Company operates a sales and distribution center in the U.S. (the “Miami Operations”) and 19 sales and distribution centers in Latin America and the Caribbean with in-country operations in 11 countries – Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Jamaica, Mexico, Panama, Peru and Uruguay, collectively, (the “In-country Operations”).

Organization

The accompanying unaudited condensed consolidated financial statements include the accounts of Intcomex (the “Parent”) and its subsidiaries (collectively referred to herein as the “Company”) including the accounts of Intcomex Holdings, LLC (“Holdings”) (parent company of Software Brokers of America, Inc. (“SBA”), a Florida corporation), IXLA Holdings, Ltd. (“IXLA”), IFC International, LLC, a Delaware limited liability company (“IFC”) and Intcomex International Holdings Cooperatief U.A., a Netherlands cooperative (“Coop”). SBA is the parent company of five subsidiaries located in Florida. IXLA is the Cayman Islands limited time duration holding company of 19 subsidiaries located in Central America, South America and the Caribbean. IFC and Coop are the parent companies of Intcomex Holdings SPC-I, LLC (“Intcomex SPC-I Mexico”), a dually formed company in the U.S. and Mexico and parent company of Comercializadora Intcomex S.A. de C.V. (“Intcomex Mexico”). The unaudited condensed consolidated financial statements reflect the Company as the reporting entity for all periods presented.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to the Quarterly Report on Form 10-Q (“Quarterly Report”) and Article 10 of Regulation S-X, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include certain information and disclosures normally required for comprehensive annual consolidated financial statements. Therefore, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2013 (“Annual Report”). The results of operations for the three and six months ended June 30, 2013 may not be indicative of the results of operations that can be expected for the full year.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of June 30, 2013, and its results of operations for the three and six months ended June 30, 2013 and 2012 and its statements of cash flows for the six months ended June 30, 2013 and 2012. All significant intercompany accounts and transactions have been eliminated in consolidation.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Basis of Presentation

Certain immaterial reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

Restricted cash balance relates to a deposit held to meet certain obligations under an agreement with one of the Company’s vendors. Restricted cash is recorded at cost, which approximates fair value.

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

The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable, notes receivable and other, accounts payable, accrued expenses and other approximate fair value because of the short-term nature of these items. The carrying amounts of outstanding short-term debt approximate fair value because interest rates over the term of these financial instruments approximate current market interest rates available to the Company. The current market price of outstanding long-term debt approximates fair value because the Company’s $110,000 aggregate principal amount 13 1/4% Second Priority Senior Secured Notes due December 15, 2014 (the “13 1/4% Senior Notes”) are currently publicly tradable. The 13 1/4% Senior Notes are measured at fair value and are classified in the Level 1 category of ASC 820, as the fair value is measured at the quoted market price for identical liabilities in an active market. As of June 30, 2013 and December 31, 2012, the 13 1/4% Senior Notes were tradable at 100.00 and 101.50, respectively, of the principal amount.

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices approximates the fair value of derivative financial instruments. The Company’s foreign currency forward contracts are measured on a recurring basis based on foreign currency spot rates quoted by financial institutions (Level 2) and are marked-to-market each period with gains and losses on these contracts recorded in foreign exchange (gain) loss in the Company’s unaudited, condensed consolidated statements of operations in the period in which the value changes with the offsetting amount for unsettled positions included in other current assets or liabilities in the unaudited condensed, consolidated balance sheets. The location and amounts of the fair value in the balance sheets and (gain) loss in the statements of operations and comprehensive (loss) income related to the Company’s derivative instruments are described in “Note 9. Fair Value of Derivative Instruments” in these Notes to Condensed Consolidated Financial Statements (Unaudited). There were no changes to the Company’s valuation methodology for assets and liabilities measured at fair value for the three and six months ended June 30, 2013 and 2012. The Company did not have any foreign currency collars or contracts outstanding as of June 30, 2013 and December 31, 2012. For the three and six months ended June 30, 2013, the Company recognized a gain of $17 and a loss of $66, respectively, on the foreign currency forward contracts or collars outstanding. For the three and six months ended June 30, 2012, the Company recognized a loss of $0 and $569, respectively, on the foreign currency forward contracts or collars outstanding.

Off-Balance Sheet Arrangements

The Company has agreements with unrelated third parties for factoring of specific accounts receivable in several of its In-country Operations. The factoring is treated as a sale in accordance with FASB ASC 860, Transfers and Servicing, and is accounted for as an off-balance sheet arrangement. Proceeds from the transfers reflect the face value of the account less a discount, which is recorded as a charge to interest expense in the Company’s consolidated statements of operations in the period the sale occurs. Net funds received are recorded as an increase to cash and a reduction to accounts receivable outstanding in the consolidated balance sheets. The Company reports the cash flows attributable to the sale of receivables to third parties and the cash receipts from collections made on behalf of and paid to third parties, on a net basis as trade accounts receivables in cash flows from operating activities in the Company’s unaudited condensed consolidated statement of cash flows.

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

As of June 30, 2013 and December 31, 2012, the Company factored approximately $26,391 and $23,538, respectively, of accounts receivable pursuant to the Company’s agreements, representing the face amount of total outstanding receivables. For the three and six months ended June 30, 2013, the Company incurred approximately $550 and $850 in expenses pursuant to the agreements. For the three and six months ended June 30, 2012, the Company incurred approximately $105 and $405, respectively, in expenses pursuant to the agreements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The following table sets forth the computation of basic and diluted net (loss) income per weighted average share of common stock for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Numerator for basic and diluted net (loss) income per share of common stock(1):
Net (loss) income	$(6,019)	$124	$(7,038)	$5,441

Denominator:
Denominator for basic net (loss) income per share of common stock–weighted average shares	167,840	167,460	167,830	167,424

Effect of dilutive securities:
Stock options and unvested restricted shares of common stock(1)	—	300	—	300

Denominator for diluted net (loss) income per share of common stock–adjusted weighted average shares	167,840	167,760	167,830	167,724

Net (loss) income per share of common stock:
Basic	$(35.86)	$0.74	$(41.94)	$32.50

Diluted	$(35.86)	$0.74	$(41.94)	$32.44

(1)	The stock options were antidilutive for the three and six months ended June 30, 2013, as the Company had a net loss for the periods. The stock options were antidilutive for the three and six months ended June 30, 2012, as the fair value was below the exercise price of the stock options. The restricted common stock were antidilutive for the three and six months ended June 30, 2013.

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in “Note 1. Organization and Basis of Presentation” of the Notes to Consolidated Financial Statements and “Critical Accounting Policies and Estimates” of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report. These accounting policies have not significantly changed.

Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update provides that an entity that has unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date should present the unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This update is effective for reporting periods beginning after December 15, 2013. The Company does not believe the adoption of this guidance will have a material impact on the Company’s unaudited condensed consolidated financial statements.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (A Consensus of the FASB Emerging Issues Task Force) provided that an entity that enters into derivative and hedging transactions. This update permits the spread between London Interbank Offered Rate (“LIBOR”) and Overnight Index Swap Rate (“OIS”), or the Fed Funds Effective Swap Rate, to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to the benchmark interest rates on direct Treasury obligations of the U.S. government (“UST”) and the LIBOR swap rate. This update also removes the restriction on using different benchmark rates for similar hedges. This update is effective prospectively for qualifying new or redesigned hedging relationships entered into on or after July 17, 2013. The Company does not believe the adoption of this guidance will have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

Note 3. Brightpoint Transaction

On June 29, 2012, the Company entered into an agreement with Brightpoint Latin America and Brightpoint International Ltd. (collectively herein referred to as “Brightpoint”) to, among other things: (1) eliminate the mutual non-competition covenants included in the agreement dated March 16, 2011, between the Company and Brightpoint, pursuant to which the Company effectively issued an aggregate 38,769 shares of its common stock to Brightpoint, or an approximate 23 percent of the Company’s outstanding common stock from (i) the sale of 25,846 shares of its common stock in exchange for $15,000 in cash and (ii) the acquisition of certain assets consisting of certain Latin America operations and equity from Brightpoint and the assumption of certain liabilities associated with the operations and equity (the “Purchase Agreement”) underlying the investment agreement dated April 19, 2011, between the Company and two of its subsidiaries, Intcomex Colombia LTDA (“Intcomex Colombia”) and Intcomex de Guatemala, S.A., (“Intcomex Guatemala”) (the “Brightpoint Transaction”) and the fifth amended and restated shareholders agreement dated April 19, 2011, between the Company and its shareholders (the “Shareholders Agreement”); and (2) terminate the intellectual property license agreement dated April 19, 2011, between the Company and Brightpoint in which Brightpoint granted the Company the right to use certain intellectual property (the “License Agreement”) with immediate effect, provided that the Company retain the right to use the Brightpoint names and logos for a period of 90 days from June 29, 2012. The Company received $5,000 from Brightpoint in July 2012 and recognized a gain of $4,285 as a result of the transaction.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

On June 29, 2012, the Company entered into a separate agreement with Brightpoint pursuant to which Brightpoint permanently and irrevocably waived all of its voting and information rights in exchange for a release from certain mutual non-competition provisions contained in the Fifth Amended and Restated Shareholders Agreement and Brightpoint granted to the Company an option to purchase the Company’s 38,769 shares of common stock held by Brightpoint for $3,000, less dividends, exercisable for five years from the date of a closing of a change of control of Brightpoint (the “Release Agreement”). The Company remains precluded from exercising the option pursuant to the terms of the indenture governing the Company’s 13  1/4% Senior Notes.

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	June 30, 2013	December 31, 2012
Property and equipment, net
Land	$1,976	$716
Office furniture, vehicles and equipment	13,266	13,355
Software	12,663	12,126
Building and leasehold improvements	10,110	10,067
Warehouse equipment	2,878	2,780

Total property and equipment	40,893	39,044
Less accumulated depreciation	(25,957)	(24,446)

Total property and equipment, net	$14,936	$14,598

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The changes in the carrying amount of goodwill relate to the accumulated foreign currency translation effect of the Mexican Peso on previously acquired goodwill and consisted of the following for the periods presented:

	Miami Operations	In-Country Operations	Total
As of December 31, 2012
Goodwill	$14,204	$22,642	$36,846
Accumulated impairment losses	(11,531)	(7,246)	(18,777)

Total goodwill	$2,673	$15,396	$18,069
Activity:
Translation adjustment	$—	$8	$8

Total activity	$—	$8	$8
As of June 30, 2013
Goodwill	$14,204	$22,634	$36,838
Accumulated impairment losses	(11,531)	(7,246)	(18,777)

Total goodwill	$2,673	$15,388	$18,061

There were no impairment charges recorded against goodwill for the three and six months ended June 30, 2013 and 2012.

Identifiable Intangible Assets, Net

Identifiable intangible assets, net consisted of the assets of Intcomex Mexico, Intcomex Colombia and Intcomex Guatemala, including the following:

As of June 30, 2013	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships – Intcomex Mexico	$3,630	$(2,944)	$(112)	$574	10.0
Customer relationships – Intcomex Colombia, Intcomex Guatemala	258	(105)	—	153	5.0

Total identifiable intangible assets, net	$3,888	$(3,049)	$(112)	$727

As of December 31, 2012	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships – Intcomex Mexico	$3,630	$(2,758)	$(140)	$732	10.0
Customer relationships – Intcomex Colombia, Intcomex Guatemala	258	(84)	—	174	5.0

Total identifiable intangible assets, net	$3,888	$(2,842)	$(140)	$906

For the three and six months ended June 30, 2013, the Company recorded amortization expense related to the intangible assets of $103 and $207, respectively. For the three and six months ended June 30, 2012, the Company recorded amortization expense related to the intangible assets of $201 and $402, respectively. There was no impairment charge for identifiable intangible assets for the three and six months ended June 30, 2013 and 2012.

Pursuant to the transaction in which the Company received $5,000 from Brightpoint in July 2012 and recognized a gain of $4,285, the Company included the gain in other (income) expense in its unaudited, condensed consolidated statements of operations and comprehensive (loss) income.

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

The outstanding balance of lines of credits consisted of the following:

	As of
	June 30, 2013	December 31, 2012
Lines of Credit
Miami Operations:
SBA – Miami	$34,788	$38,574
In-country Operations:
Intcomex Peru S.A.C.	3,188	3,285
Intcomex Guatemala	2,416	4,120
Computación Monrenca Panama, S.A.	1,500	—
Intcomex de Ecuador, S.A.	1,002	5
Intcomex Colombia	518	599
Intcomex S.A. de C.V. – El Salvador	155	1,424
Intcomex S.A. – Chile	—	1,084
Intcomex Costa Rica Mayorista en Equipo de Cómputo, S.A.	—	800
T.G.M., S.A. – Uruguay (“Intcomex Uruguay”)	—	130

Total lines of credit	$43,567	$50,021

The change in the outstanding balance of lines of credit was primarily attributable to the decreased borrowing in the Company’s Miami Operations under its senior secured revolving credit facility. As of June 30, 2013 and December 31, 2012, the total remaining credit amount available was $38,917 and $36,588, respectively.

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

On May 10, 2013, SBA obtained a waiver of default for the guarantor fixed charge coverage ratio that existed as of March 31, 2013. Additionally, SBA obtained an amendment to the PNC Credit Facility which amended the required guarantor fixed charge coverage ratio for the Company to be not less than 0.84 to 1.00 for the four quarter period ended as of June 30, 2013. For the four quarter period ending as of September 30, 2013, and for each quarter thereafter, the guarantor fixed charge coverage ratio remains the same as prior to the amendment, not less than 1.00 to 1.00.

As of June 30, 2013, SBA was in compliance with all of its covenants under the PNC Credit Facility.

As of June 30, 2013, SBA’s outstanding draws against the PNC Credit Facility were $34,788, net of $6,565 of excess cash in bank, and the remaining amount available was $15,212. As of December 31, 2012, SBA’s outstanding draws against the PNC Credit Facility were $38,574, net of $193 excess cash in bank, and the remaining amount available was $11,426. As of June 30, 2013 and December 31, 2012, SBA did not have any outstanding undrawn stand-by letters of credit.

In-country Operations Lines of Credit

The Company’s In-country Operations have lines of credit with various local financial institutions. The lines of credit carry interest rates ranging from 4.0% to 11.0% with maturity dates from September 2013 to July 2014.

As of June 30, 2013 and December 31, 2012, Intcomex S.A. (“Intcomex Chile”) had undrawn stand-by letters of credit of $15,175 and $21,200, respectively.

Note 7. Long-Term Debt

Long-term debt consisted of the following for the periods presented:

	As of
	June 30, 2013	December 31, 2012
Long-Term Debt, Net of Current Portion
Intcomex, Inc. –13 1/4% Senior Notes, net of discount of $2,142 and $2,827 at June 30, 2013 and December 31, 2012, respectively	$107,858	$107,173
Other, including various capital leases	1,157	535

Total long-term debt	109,015	107,708
Current maturities of long-term debt	(10,254)	(10,253)

Total long-term debt, net of current portion	$98,761	$97,455

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Intcomex, Inc. –13 1/4% Senior Notes

As of June 30, 2013, the Company had $110,000 aggregate principal amount outstanding on its 13 1/4% Second Priority Senior Secured Notes due December 15, 2014 with an interest rate of 13.25% per year, payable semi-annually on June 15 and December 15 of each year (the “13 1/4% Senior Notes”). The 13 1/4% Senior Notes are registered under the Securities Act of 1933 and do not bear any legend restricting transfer.

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

On June 14, 2012, the Company made a mandatory semi-annual interest payment of $7,619 on its 13 1/4% Senior Notes.

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

On June 14, 2013, the Company made a mandatory semi-annual interest payment of $7,288 on its 13 1/4% Senior Notes.

As of June 30, 2013 and December 31, 2012, the carrying value of the $110,000 principal amount of the remaining outstanding 13 1/4% Senior Notes was $107,858 and $107,173, respectively. As of June 30, 2013, the Company was in compliance with all of the covenants and restrictions under the 13 1/4% Senior Notes.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 8. Income Taxes

Provision for income taxes consists of the following for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Income Tax Provision
Current expense:
Federal and state	$—	$—	$—	$—
Foreign	1,402	1,426	2,825	3,110

Total current expense	1,402	1,426	2,825	3,110

Deferred (benefit) expense:
Federal and state	36	—	316	—
Foreign	67	(1,267)	(46)	(1,775)

Total deferred benefit	103	(1,267)	(270)	(1,775)

Total provision for income taxes	$1,505	$159	$2,555	$1,335

A reconciliation of the statutory federal income tax rate and effective rate as a percentage of (loss) income before provision for income taxes consisted of the following for the periods presented:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013	%	2012	%	2013	%	2012	%
Effective tax rate
(Loss) income before provision for income taxes:
U.S.	$(3,593)		$(362)		$(7,136)		$(1,695)
Foreign	(921)		645		2,653		8,471

(Loss) income before provision for income taxes	$(4,514)		$283		$(4,483)		$6,776

Tax expense at statutory rate	$(1,535)	34%	$96	34%	$(1,524)	34%	$2,304	34%
State income taxes, net of federal income tax provision (benefit) for income taxes	(240)	5%	(45)	(16)%	(368)	8%	(190)	(3)%
Effect of tax rates from non-U.S. operations	1,608	(35)%	(433)	(153)%	1,386	(31)%	(1,744)	(25)%
Change in valuation allowance	1,672	(37)%	541	191%	3,061	(68)%	965	14%

Effective tax provision for income taxes	$1,505	(33)%	$159	56%	$2,555	(57)%	$1,335	20%

The effective tax provision increased by $1,346, to $1,505 for the three months ended June 30, 2013, as compared to $159 for the three months ended June 30, 2012. The change was primarily due to the lower taxable earnings in the Company’s U.S. and foreign operations, primarily offset by the increased levels of valuation allowances recorded against the U.S. net operating losses (“NOLs”). The effective tax provision increased by $1,220, to $2,555 for the six months ended June 30, 2013, as compared to $1,335 for the six months ended June 30, 2012. The change was primarily due to the lower taxable earnings in the Company’s U.S. and foreign operations, primarily offset by the increased levels of valuation allowances recorded against the U.S. NOLs.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The Company’s net deferred tax assets were attributable to the following:

	As of
	June 30, 2013	December 31, 2012
Deferred Tax Assets
Current assets:
Allowance for doubtful accounts	$1,583	$1,380
Inventories	702	961
Accrued expenses	912	992
Other	1,310	1,309

Total current assets	4,507	4,642

Non-current assets:
Tax goodwill	—	123
Net operating losses	27,138	26,727
Other	3,202	2,953
Valuation allowances	(17,025)	(16,528)

Total non-current assets	13,315	13,275

Total deferred tax assets	$17,822	$17,917

Deferred Tax Liabilities
Current liabilities:
Other	$(230)	$—

Total current liabilities	(230)	—

Non-current liabilities:
Fixed assets	(1,238)	(1,388)
Amortizable intangible assets	(246)	(296)
Other	(176)	(31)

Total non-current liabilities	(1,660)	(1,715)

Total deferred tax liabilities	(1,890)	(1,715)

Net deferred tax assets	$15,932	$16,202

As of June 30, 2013 and December 31, 2012, the balance of SBA’s tax goodwill was $0 and $329, respectively. SBA recorded tax goodwill of approximately $9,843 in July 1998, which is being amortized for tax purposes over 15 years. SBA established $262 of deferred tax assets for foreign withholding taxes paid in El Salvador during 2005.

As of June 30, 2013 and December 31, 2012, the Company’s U.S. federal and state of Florida NOLs resulted in $26,583 and $23,523, respectively, of deferred tax assets, which will begin to expire in 2026. The Company analyzed the available evidence related to the realization of the deferred tax assets, considered the global economic environment and continues to believe it is more likely than not that the Company will not recognize a portion of its deferred tax assets associated with the U.S. NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The Company establishes a valuation allowance against its NOLs when it does not believe that it will realize the full benefit of the NOLs. As of June 30, 2013 and December 31, 2012, the Company recorded a valuation allowance of $17,025 and $16,528, respectively, against the respective NOLs, of which $16,643 and $13,581, respectively, related to the U.S. and $382 and $2,947, respectively, related to the Company’s In-country Operations.

The Company’s NOLs, deferred tax asset resulting from the NOLs and the related valuation allowance consisted of the following for the periods presented:

	As of June 30, 2013				As of December 31, 2012
	Gross NOL	NOL Deferred Tax Asset	Valuation Allowance	NOL Expiration	Gross NOL	NOL Deferred Tax Asset	Valuation Allowance	NOL Expiration
U.S. federal and state	$69,865	$26,583	$16,643	2026	$61,705	$23,523	$13,581	2026
Foreign
Intcomex Argentina S.R.L.	—	—	—	—	7,332	2,565	2,565	2012
Intcomex Jamaica Ltd	520	173	—		769	257	—
Intcomex Mexico	1,273	382	382	2018	1,273	382	382	2018

Total foreign	$1,793	$555	$382		$9,374	$3,204	$2,947

Total	$71,658	$27,138	$17,025		$71,079	$26,727	$16,528

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

The Company believes its accruals for tax liabilities are adequate for all open fiscal years based upon an assessment of factors, including but not limited to, historical experience and related tax law interpretations. The Company does not have any unrecognized tax benefits as of June 30, 2013 and does not anticipate that the total amount of unrecognized tax benefits related to any particular tax position will change significantly within the next 12 months. The Company classifies tax liabilities that are expected to be paid within the current year, if any, as current income tax liabilities and all other uncertain tax positions as non-current income tax liabilities. The Company recognizes interest and penalties related to income tax matters in the provision for income taxes in the Company’s unaudited condensed consolidated statements of operations and comprehensive (loss) income.

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

As of June 30, 2013 and December 31, 2012, the Company did not have any derivative instruments outstanding. A summary of the location and amounts of the loss in the statements of operations and comprehensive (loss) income related to the Company’s derivative instruments during the periods presented consisted of the following:

	Location of (Income) Loss in Statements of Operations and Comprehensive (Loss) Income	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2013	2012	2013	2012
Derivative instruments not designated or qualifying as hedging instruments under ASC 815:
Foreign currency contracts	Other (income) expense	$(17)	$—	$66	$569

Total		$(17)	$—	$66	$569

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

Compensation expense related to the Company’s share-based compensation arrangements consists of the following for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Share-based compensation arrangements charged against (loss) income:
Stock options(1)	$—	$—	$—	$—
Restricted shares(2)	87	23	155	50

Total	$87	$23	$155	$50

(1)	Stock options were issued pursuant to the 2007 Founders’ Grant Stock Option Plan (the “2007 Founders’ Option Plan”).
(2)	Restricted shares were issued pursuant to the annual equity compensation in 2009, 2010 and 2011 to certain Directors for service on the Company’s Board (collectively the “2009, 2010 and 2011 Restricted Stock Issuances”) and the restricted stock compensation plan for eligible employees (“Employee Restricted Stock Plan”).

Outstanding compensation costs related to the Company’s unvested share-based compensation arrangements consisted of the following:

	As of
	June 30, 2013	December 31, 2012
Outstanding compensation costs for unvested share-based compensation arrangements:
Stock options(1)	$—	$—
Restricted shares(2)	853	683

Total	$853	$683

(1)	Stock options were issued pursuant to the 2007 Founders’ Option Plan.
(2)	Restricted shares were issued pursuant to the 2009, 2010 and 2011 Restricted Stock Issuances.

As of June 30, 2013 and December 31, 2012, the outstanding compensation costs for unvested share-based compensation arrangements will be recognized over a weighted-average period of 2.1 and 1.9 years, respectively.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Stock Options

In February 2007, options to acquire an aggregate of 1,540 shares of Class B common stock, non-voting were granted under the 2007 Founders’ Option Plan to certain management employees and independent, non-employee directors. The options were granted at an exercise price of $1,077 per share, which was equal to the fair value of the common stock on the date of grant. The weighted-average grant date fair value of the options granted for the year ended December 31, 2007 was $566 per share. The shares vest ratably over a three-year vesting period of one-third per year on the annual anniversary date and expire 10 years from the date of grant. There were no stock options granted for the three and six months ended June 30, 2013 and 2012. As of June 30, 2013 and December 31, 2012, all of the outstanding options were vested.

A summary of the stock option activity and changes under the 2007 Founders’ Option Plan consisted of the following for the periods presented:

	Shares	Weighted- Average Exercise Price per Share (in dollars)	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2012	860	$1,077	5.1
Granted	—	—
Exercised	—	—
Forfeited or expired	(200)	—

Outstanding at December 31, 2012	660	$1,077	4.1
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2013	660	$1,077	3.6

Vested at June 30, 2013	660	$1,077	3.6

Exercisable at June 30, 2013	660	$1,077	3.6

The stock options were antidilutive for the three and six months ended June 30, 2013, as the Company had a net loss for the periods. The stock options were antidilutive for the three and six months ended June 30, 2012, as the fair value of the stock was below the exercise price of the stock options. The fair value of the options was determined using the Black-Scholes option pricing model as of April 23, 2007, the measurement date or the date the Company received unanimous approval from shareholders for the 2007 Founders’ Grant Stock Option Plan. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, and requires the input of subjective assumptions, including expected price volatility and term. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options. Projected data related to the expected volatility and expected life of stock options is typically based upon historical and other information. The fair value of the options granted in 2007 was estimated at the date of grant using the following assumptions:

Expected term	6 years
Expected volatility	37.00%
Dividend yield	0.00%
Risk-free investment rate	4.58%

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The expected term of the options granted under the 2007 Founders’ Option Plan is based on the simplified method for estimating the expected life of the options, as historical data related to the expected life of the options is not available. The Company used the historical volatility of the industry sector index, as it is not practicable to estimate the expected volatility of the Company’s share price. The risk-free investment rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve of the same maturity in effect at the time of grant. The Company estimates forfeitures in calculating the expense relating to share-based compensation. At the grant date, the Company estimated the number of shares expected to vest and will subsequently adjust compensation costs for the estimated rate of forfeitures on an annual basis. The Company will use historical data to estimate option exercise and employee termination in determining the estimated forfeiture rate. The estimated forfeiture rate applied as of the option grant date was 1.0%.

Restricted Shares of Common Stock

In March 2013, the Company’s Board of Directors authorized the issuance of 123 restricted shares of the Company’s Common Stock, with a 2.75-year cliff vesting period, to each of Adolfo Henriques and Thomas A. Madden, as directors of the Company, annual equity consideration for their board membership for the years 2012 and 2013 (collectively the “2012-2013 Restricted Stock Issuance”).

In April 2013, the Company authorized the grant of 185 vested, restricted shares of the Company’s Common Stock for Juan Carlos Riojas, the Company’s Chief Financial Officer, pursuant to his executive employment agreement with the Company with an effective date of May 13, 2013, as a one-time sign-on bonus incentive for Mr. Riojas to accept the terms of the agreement. In accordance with the terms of the agreement, the shares will be issued on the earliest of (a) the consummation of a change of control; (b) the date of termination; and (c) 36 months following the effective date of the agreement.

In June 2013, the 64 and 64 restricted shares of Common Stock that were issued in June 2010 to each of Messrs. Henriques and Madden, respectively, vested.

A summary of the unvested restricted shares of the common stock award activity and changes consisted of the following during the periods presented:

	Restricted Common Stock (in shares)	Weighted-Average Grant-Date Fair Value per Share(1) (in dollars)
Unvested Balance at January 1, 2012	540	$870
Granted	1,444	$580	(2)
Vested	(448)	$555
Forfeited	(48)	$580

Unvested Balance at December 31, 2012	1,488	$598

Granted	431	$812	(2)
Vested	(128)	$781
Forfeited	(22)	$580

Unvested Balance at June 30, 2013	1,769	$637

(1)	The fair value was determined using the weighted-average fair value per share to reflect the portion of the period during which the shares were outstanding.
(2)	The fair value was determined as of the date the Company granted the shares.

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

Note 12. Additional Paid in Capital

For the three and six months ended June 30, 2013, total compensation expense for share-based compensation arrangements charged against income was $87 and $155, respectively. For the three and six months ended June 30, 2012, total compensation expense for share-based compensation arrangements charged against income was $23 and $50, respectively. For a detailed discussion of the share-based compensation, see “Note 10. Share-Based Compensation” in these Notes to Condensed Consolidated Financial Statements (Unaudited).

On December 31, 2012, the Company withheld 17 shares of restricted Common Stock that were issued on July 1, 2012, as compensation to eligible employees under the Employee Restricted Stock Plan who elected to have a certain number of their vested shares withheld for income tax purposes. As of June 30, 2013 and December 31, 2012, the common shares had a fair value of $812 per share.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Statement of Operations Data
Revenue:
Miami Operations
Revenue from unaffiliated customers(1)	$99,050	$92,523	$204,445	$219,786
Intersegment	79,498	80,166	160,139	165,453

Total Miami Operations	178,548	172,689	364,584	385,239
In-country Operations
In-country Operations, excluding Intcomex Chile	183,458	184,191	355,188	370,632
Intcomex Chile	79,025	70,621	153,518	147,417

In-country Operations	262,483	254,812	508,706	518,049
Eliminations of inter-segment	(79,498)	(80,166)	(160,139)	(165,453)

Total revenue	$361,533	$347,335	$713,151	$737,835

Operating income:
Miami Operations	$1,404	$683	$2,838	$4,425
In-country Operations	4,344	4,250	7,918	9,655

Total operating income	$5,748	$4,933	$10,756	$14,080

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

	As of
	June 30, 2013	December 31, 2012
Balance Sheet Data
Assets:
Miami Operations	$174,226	$182,522
In-country Operations
In-country Operations, excluding Intcomex Chile	131,989	147,074
Intcomex Chile	156,990	132,606

In-country Operations	288,979	279,680

Total assets	$463,205	$462,202

Property & equipment, net:
Miami Operations	$5,363	$5,762
In-country Operations	9,573	8,836

Total property & equipment, net	$14,936	$14,598

Goodwill:
Miami Operations	$2,673	$2,673
In-country Operations	15,388	15,396

Total goodwill	$18,061	$18,069

(1)	For purposes of geographic disclosure, revenue is attributable to the country in which the Company’s individual business resides.

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Supplemental financial information for Intcomex, its combined Subsidiary Guarantors and Non-Guarantor Subsidiaries is presented below.

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2013

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Current assets
Cash and equivalents	$—	$50	$51,694	$—	$51,744
Trade accounts receivable, net	—	82,154	132,664	(73,866)	140,952
Inventories	—	37,056	115,488	—	152,544
Other	42,926	6,151	102,693	(85,104)	66,666

Total current assets	42,926	125,411	402,539	(158,970)	411,906
Long-term assets
Property and equipment, net	3,655	1,708	9,573	—	14,936
Investments in subsidiaries	193,212	267,382	—	(460,594)	—
Goodwill	2,673	7,418	7,970	—	18,061
Other	13,278	122,499	1,756	(119,231)	18,302

Total assets	$255,744	$524,418	$421,838	$(738,795)	$463,205

Liabilities and shareholders’ equity
Current liabilities	$13,536	$222,591	$240,873	$(176,220)	$300,780
Long-term debt, net of current maturities	98,001	—	760	—	98,761
Other long-term liabilities	84,652	18,012	13,417	(111,972)	4,109

Total liabilities	196,189	240,603	255,050	(288,192)	403,650
Total shareholders’ equity	59,555	283,815	166,788	(450,603)	59,555

Total liabilities and shareholders’ equity	$255,744	$524,418	$421,838	$(738,795)	$463,205

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2013

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$178,549	$262,481	$(79,497)	$361,533
Cost of revenue	—	169,050	241,091	(79,785)	330,356

Gross profit	—	9,499	21,390	288	31,177
Operating expenses	3,004	5,089	17,336	—	25,429

Operating (loss) income	(3,004)	4,410	4,054	288	5,748
Other expense, net
Interest expense, net	5,004	597	(174)	—	5,427
Other, net	(355)	641	6,211	(1,662)	4,835

Total other expense (income)	4,649	1,238	6,037	(1,662)	10,262
(Loss) income before (benefit) provision for income taxes	(7,653)	3,172	(1,983)	1,950	(4,514)
(Benefit) provision for income taxes	(1,634)	1,671	1,468	—	1,505

Net (loss) income	$(6,019)	$1,501	$(3,451)	$1,950	$(6,019)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2012

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$172,689	$254,812	$(80,166)	$347,335
Cost of revenue	—	164,102	233,710	(80,166)	317,646

Gross profit	—	8,587	21,102	—	29,689
Operating expenses	3,013	4,891	16,852	—	24,756

Operating (loss) income	(3,013)	3,696	4,250	—	4,933
Other expense, net
Interest expense, net	4,938	770	(216)	—	5,492
Other, net	(6,967)	(2,490)	3,784	4,831	(842)

Total other (income) expense	(2,029)	(1,720)	3,568	4,831	4,650
(Loss) income before (benefit) provision for income taxes	(984)	5,416	682	(4,831)	283
(Benefit) provision for income taxes	(1,108)	916	351	—	159

Net income (loss)	$124	$4,500	$331	$(4,831)	$124

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2013

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$364,585	$508,704	$(160,138)	$713,151
Cost of revenue	—	345,578	466,769	(160,426)	651,921

Gross profit	—	19,007	41,935	288	61,230
Operating expenses	6,078	10,089	34,307	—	50,474

Operating (loss) income	(6,078)	8,918	7,628	288	10,756
Other expense, net
Interest expense, net	9,970	1,143	(446)	—	10,667
Other, net	(5,638)	(4,355)	6,867	7,698	4,572

Total other expense (income)	4,332	(3,212)	6,421	7,698	15,239
Income (loss) before (benefit) provision for income taxes	10,410	12,130	1,207	(7,410)	(4,483)
(Benefit) provision for income taxes	(3,372)	3,497	2,430	—	2,555

Net (loss) income	$(7,038)	$8,633	$(1,223)	$(7,410)	$(7,038)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2012

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$385,239	$518,049	$(166,453)	$737,835
Cost of revenue	—	364,743	474,947	(166,576)	674,114

Gross profit	—	20,496	43,102	123	63,721
Operating expenses	6,494	9,577	33,570	—	49,641

Operating (loss) income	(6,494)	10,919	9,532	123	14,080
Other expense, net
Interest expense, net	9,837	1,446	(499)	—	10,784
Other, net	(18,002)	(13,536)	1,410	26,648	(3,480)

Total other (income) expense	(8,165)	(12,090)	911	26,648	7,304
Income (loss) before (benefit) provision for income taxes	1,671	23,009	8,621	(26,525)	6,776
(Benefit) provision for income taxes	(3,770)	3,387	1,718	—	1,335

Net income (loss)	$5,441	$19,622	$6,903	$(26,525)	$5,441

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2013

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Cash flows from operating activities	$(10,922)	$15,191	$24,735	$—	$29,004

Cash flows from investing activities
Purchases of property and equipment, net	(607)	(205)	(806)	—	(1,618)
Other	11,607	(11,190)	160	—	577

Cash flows from investing activities	11,000	(11,395)	(646)	—	(1,041)

Cash flows from financing activities
Borrowings (payments) under lines of credit, net	—	(3,786)	(2,668)		(6,454)
Payments of long-term debt	(78)	—	(60)	—	(138)

Cash flows from financing activities	(78)	(3,786)	(2,728)	—	(6,592)

Effects of exchange rate changes on cash	—	—	(213)	—	(213)

Net increase in cash and cash equivalents	—	10	21,148	—	21,158
Cash and cash equivalents, beginning	—	40	30,546	—	30,586

Cash and cash equivalents, end	$—	$50	$51,694	$—	$51,744

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2012

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Cash flows from operating activities	$(10,163)	$(17,102)	$(7,480)	$—	$(34,745)

Cash flows from investing activities
Purchases of property and equipment, net	(470)	(97)	(761)	—	(1,328)
Other	10,658	(10,964)	335	—	29

Cash flows from investing activities	10,188	(11,061)	(426)	—	(1,299)

Cash flows from financing activities				—
Borrowings (payments) under lines of credit, net	—	28,431	(272)	—	28,159
Payments of long-term debt	(25)	(200)	(115)	—	(340)

Cash flows from financing activities	(25)	28,231	(387)	—	27,819

Effects of exchange rate changes on cash	—	—	(12)	—	(12)

Net increase (decrease) in cash and cash equivalents	—	68	(8,305)	—	(8,237)
Cash and cash equivalents, beginning	—	40	25,667	—	25,707

Cash and cash equivalents, end	$—	$108	$17,362	$—	$17,470

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 15. Restructuring Activities

In-country Operations: Argentina

In late March 2012, the Company’s management implemented a plan to cease operations of Intcomex Argentina by December 31, 2012. The Company did not recognize any restructuring expenses related to the restructuring actions of Intcomex Argentina for the three and six months ended June 30, 2013. The Company recognized restructuring expenses related to Intcomex Argentina of $621 for each of the three and six months ended June 30, 2012. The Company recognizes restructuring expense in selling, general and administrative in operating expenses in its unaudited condensed consolidated statement of operations and comprehensive (loss) income. As of December 31, 2012, the Company made all of the payments related to its restructuring actions.

On January 15, 2013, the Company completed the sale of Intcomex Argentina for $506 and recognized a gain of $375. The Company recognized the gain on the sale of Intcomex Argentina in other income in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

As of January 15, 2013 and December 31, 2012, Intcomex Argentina’s total assets represented less than 0.1% of the Company’s total consolidated assets. For the three and six months ended June 30, 2013, Intcomex Argentina’s total revenues represented less than 0.1% of the Company’s total consolidated revenues. For the three and six months ended June 30, 2012, Intcomex Argentina’s total revenues represented 0.1% and 0.6%, respectively, of the Company’s total consolidated revenues. Intcomex Argentina’s operating loss was $0 for each of the three and six months ended June 30, 2013. Intcomex Argentina’s operating loss was $309 and $1,443, respectively, for the three and six months ended June 30, 2012, representing 6.3% and 10.3%, respectively, of the Company’s consolidated operating income on an absolute value basis. Intcomex Argentina’s results of operations and financial position were not significant enough to qualify as a discontinued operation and, accordingly, the Company did not present Intcomex Argentina in discontinued operations in its consolidated statement of operations and comprehensive (loss) income.

In-country Operations: Mexico, Uruguay & Colombia

The Company analyzed initiatives that enhance and improve its productivity and overall effectiveness and efficiency.

During the six months ended June 30, 2013, the Company implemented restructuring and rebalancing actions designed to enhance and improve its operating productivity, right-size its workforce and streamline its management structure in its In-country Operations in Mexico, Uruguay and Colombia. The Company recognizes restructuring expenses related to terminations and other direct costs associated with implementing these restructuring and rebalancing initiatives in selling, general and administrative in operating expenses in its unaudited condensed consolidated statement of operations and comprehensive (loss) income. For the three and six months ended June 30, 2013, the Company recognized restructuring expenses of $517 and $910, respectively, of which $446 and $446, respectively, related to Intcomex Mexico, $71 and $414 respectively, related to Intcomex Uruguay and $0 and $50, respectively, related to Intcomex Colombia. The Company recognized restructuring expenses related to Intcomex Argentina of $621 for each of the three and six months ended June 30, 2012. The restructuring expenses did not qualify for a major statement of operations caption and, accordingly, the Company did not present restructuring expenses as a separate line item in its unaudited condensed consolidated statement of operations and comprehensive (loss) income.

The Company expects to incur additional restructuring expenses in its In-country Operations in Colombia and its Miami Operations during the third quarter of 2013.

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

Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statement because of certain factors discussed below or elsewhere in this Quarterly Report or included in our Annual Report. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and notes thereto, which are included in our Annual Report, and our unaudited condensed consolidated financial statements for the fiscal quarter and year to date period ended June 30, 2013, which are included in this Quarterly Report.

Overview

We believe we are the largest pure play value-added distributor of IT products focused solely on serving Latin America and the Caribbean, or the Regions. We believe the continued convergence of IT, consumer electronics and mobile “smart” device technology extends our products offerings beyond traditional computer based IT products into complimentary products that address consumer demand for mobile computing devices, such as smart phones and tablets, throughout the Regions. We distribute computer equipment components, peripherals, software, computer systems, accessories, networking products, digital consumer electronics and mobile devices to more than 50,000 customers in 39 countries. We offer single source purchasing to our customers by providing an in-stock selection of more than 12,000 products from over 130 vendors, including the world’s leading IT product manufacturers. From our headquarters and main distribution center in Miami, we support a network of 19 sales and distribution operations in 11 Latin American and the Caribbean countries, or our In-country Operations.

Our results for the three months ended June 30 2013, reflect an increase in revenue as compared to the corresponding period in 2012. Revenue increased $14.2 million, or 4.1% to $361.5 million for the three months ended June 30, 2013, as compared to $347.3 million for the three months ended June 30, 2012. Gross profit increased $1.5 million, or 5.0%, to $31.2 million for the three months ended June 30, 2013, from $29.7 million for the three months ended June 30, 2012. Total operating expenses increased $0.7 million, or 2.7% to $25.4 million for the three months ended June 30, 2013, as compared to $24.8 million for the three months ended June 30, 2012. Other expense, net increased $5.6 million, to $10.3 million for the three months ended June 30, 2013, from $4.7 million for the three months ended June 30, 2012. The increase in other expense, net was primarily attributable to the absence of the $4.3 million gain recognized on the termination of the mutual non-compete agreement with Brightpoint during the three months ended June 30, 2012 and the foreign exchange losses of $4.9 million, in Chile and Colombia, during the three months ended June 30, 2013, as compared to foreign exchange losses of $3.4 million during the same period in 2012. Net loss was $6.0 million for the three months ended June 30, 2013, as compared to net income of $0.1 million for the three months ended June 30, 2012.

Our results for the six months ended June 30, 2013, reflect a decrease in revenue as compared to the corresponding period in 2012. Revenue decreased $24.7 million, or 3.3% to $713.2 million for the six months ended June 30, 2013, as compared to $737.8 million for the six months ended June 30, 2012. Gross profit decreased $2.5 million, or 3.9%, to $61.2 million for the six months ended June 30, 2013, from $63.7 million for the six months ended June 30, 2012. Total operating expenses increased $0.8 million, or 1.7% to $50.4 million for the six months ended June 30, 2013, as compared to $49.6 million for the six months ended June 30, 2012. Other expense, net increased $7.9 million, to $15.2 million for the six months ended June 30, 2013, from $7.3 million for the six months ended June 30, 2012. The increase in other expense, net was primarily attributable to the foreign exchange losses of $4.9 million, primarily in Chile and Colombia, during the six months ended June 30, 2013, as compared to foreign exchange losses of $0.6 million during the same period in 2012 and the absence of the $4.3 million gain recognized on the termination of the mutual non-compete agreement with Brightpoint. Net loss was $7.0 million for the six months ended June 30, 2013, as compared to net income of $5.4 million for the six months ended June 30, 2012.

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

•

Sale of mobile devices. Due to the continued convergence of IT products and mobile devices, we launched our initial foray into the mobile devices market in the latter half of 2010. In April 2011, we completed our strategic transaction with Brightpoint, Inc. which facilitated our further expansion into the wireless mobile devices distribution market. Additionally, we entered into contracts with certain mobile devices manufacturers for the distribution of their products throughout Latin America and the Caribbean.

•

Shift in revenue to In-country Operations. One of our growth strategies has been to expand the geographic presence of our In-country Operations into areas in which we believe we can achieve higher gross margins than our Miami Operations. Miami gross margins are generally lower than gross margins from our In-country Operations because the Miami export market is more competitive due to the high concentration of other Miami-based IT distributors who compete for the export business of resellers and retailers located in Latin America or the Caribbean. In addition, these resellers and retailers generally have larger average order quantities than customers of our In-country Operations segment, and as a result, benefit from lower average prices. Revenue from our In-country Operations grew by an average of 18.1% annually between 2002 and 2012, as compared to growth in revenue from our Miami Operations of an average of 11.3% annually over the same period. Revenue from our In-country Operations accounted for 72.6% and 71.3%, respectively, of consolidated revenue for the three and six months ended June 30, 2013, and 73.4% and 70.2%, respectively, for the three and six months ended June 30, 2012. While the sales of mobile devices have significantly decreased in our Miami Operations for the three and six months ended June 30, 2013, as compared to the same period in 2012, sales of mobile devices have significantly increased in our In-country Operations. We continue to expect the expansion and growth of the sales of mobile devices in our In-country Operations at a faster rate than our Miami Operations over the long term, particularly as we have worked toward shifting more of our mobile device sales to our In-country Operations.

•

Exposure to fluctuations in foreign currency. A significant portion of the revenues from our In-country Operations is invoiced in currencies other than the U.S. dollar and a significant amount of the operating expenses from our In-country Operations are denominated in currencies other than U.S. dollar. In markets where we invoice in local currency, including Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico and Peru, appreciation of a local currency could have a marginal impact on our gross profit and gross margins in U.S. dollar terms. In markets where our books and records are prepared in currencies other than the U.S. dollar, appreciation of the local currency will increase our operating expenses and decrease our operating margins in U.S. dollar terms. Our unaudited condensed consolidated statements of operations and comprehensive (loss) income includes foreign exchange losses of $4.9 million and $4.9 million, respectively, for the three and six months ended June 30, 2013, and foreign exchange losses of $3.4 million and $0.6 million, respectively, for the three and six months ended June 30, 2012. We periodically engage in foreign currency forward contracts and foreign currency option collar contracts when available and when doing so is not cost prohibitive. In periods when we do not engage in such contracts, foreign currency fluctuations may adversely affect our results of operations, including our gross margins and operating margins.

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

For the three and six months ended June 30, 2013, interest expense was $5.6 million and $11.0 million, respectively and for the three and six months ended June 30, 2012, interest expense was $5.6 million and $10.9 million, respectively.

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

There were no goodwill impairment charges recorded for the three and six months ended June 30, 2013 and 2012.

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

As of June 30, 2013 and December 31, 2012, our U.S. and state of Florida NOLs resulted in $26.6 million and $23.5 million, respectively, of deferred tax assets, which will begin to expire in 2026. As of June 30, 2013, we did not have any NOLS for Intcomex Argentina, S.R.L., or Intcomex Argentina, as we completed the sale of the subsidiary on January 15, 2013. As of June 30, 2013 and December 31, 2012, Intcomex Mexico had $1.3 million in NOLs resulting in $0.4 million of deferred tax assets, which will expire in 2018.

We periodically analyze the available evidence related to the realization of the deferred tax assets, considered the current negative economic environment and determined it is now more likely than not that we will not recognize a portion of our deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies. As of June 30, 2013 and December 31, 2012, we had a valuation allowance of $16.6 million and $13.6 million, respectively, related to our U.S. and state of Florida NOLs and $0.4 million and $2.9 million, respectively, related to our foreign NOLs, as management does not believe it will realize the full benefit of these NOLs. Our future results of operations may be impacted by a prolonged weakness in the economic environment, which may result in further valuation allowances on our deferred tax assets and adversely affect our results of operations or financial condition.

•

Restructuring charges. We periodically analyze opportunities and initiatives that positively impact our productivity and streamlines our operations and improve our overall operational and financial performance.

In late March 2012, management implemented a plan to cease operations of Intcomex Argentina by December 31, 2012. We did not recognize any restructuring expenses related to the restructuring actions of Intcomex Argentina for the three and six months ended June 30, 2013. We recognized restructuring expenses related to Intcomex Argentina of $0.6 million for each of the three and six months ended June 30, 2012. We recognize restructuring expense in selling, general and administrative in operating expenses in our unaudited condensed consolidated statement of operations and comprehensive (loss) income. As of December 31, 2012, we made all of the payments related to our restructuring actions. On January 15, 2013, we completed the sale of Intcomex Argentina for $0.5 million and recognized a gain of $0.4 million. We recognized the gain on the sale of Intcomex Argentina in other income in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

As of January 15, 2013 and December 31, 2012, Intcomex Argentina’s total assets represented less than 0.1% of our total consolidated assets. For the three and six months ended June 30, 2013, Intcomex Argentina’s total revenues represented less than 0.1% of our total consolidated revenues. For the three and six months ended June 30, 2012, Intcomex Argentina’s total revenues represented 0.1% and 0.6%, respectively, of our total consolidated revenues. Intcomex Argentina’s operating loss was $0 for each of the three and six months ended June 30, 2013. Intcomex Argentina’s operating loss was $0.3 million and $1.4 million, respectively, for the three and six months ended June 30, 2012, representing 6.3% and 10.3%, respectively, of our consolidated operating income on an absolute value basis. Intcomex Argentina’s results of operations and financial position were not significant enough to qualify as a discontinued operation and, accordingly, we did not present Intcomex Argentina in discontinued operations in our consolidated statement of operations and comprehensive (loss) income.

During the six months ended June 30, 2013, we implemented restructuring and rebalancing actions designed to enhance and improve our operating productivity, right-size our workforce and streamline our management structure in our In-country Operations in Mexico, Uruguay and Colombia. We recognize restructuring expenses related to terminations and other direct costs associated with implementing restructuring and rebalancing initiatives in selling, general and administrative in operating expenses in our unaudited condensed consolidated statement of operations and comprehensive (loss) income. For the three and six months ended June 30, 2013, we recognized restructuring expenses of $0.5 million and $0.9 million, respectively, of which $0.4 million and $0.4 million, respectively, related to Intcomex Mexico, $0.1 million and $0.4 million respectively, related to Intcomex Uruguay and $0 and $50, respectively, related to Intcomex Colombia. We recognized restructuring expenses related to Intcomex Argentina of $0.6 million for each of the three and six months ended June 30, 2012. The restructuring expenses did not qualify for a major income statement caption and, accordingly, we did not present restructuring expenses as a separate line item in our unaudited condensed consolidated statement of operations and comprehensive (loss) income. We expect to incur additional restructuring expenses in our In-country Operations in Colombia and our Miami Operations during the third quarter of 2013.

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

Comparison of the quarter ended June 30, 2013 versus the quarter ended June 30, 2012

The following table sets forth selected financial data and percentages of revenue for the periods presented:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Dollars (in thousands)	Percentage of Revenue	Dollars (in thousands)	Percentage of Revenue
Revenue	$361,533	100.0%	$347,335	100.0%
Cost of revenue	330,356	91.4%	317,646	91.5%

Gross profit	31,177	8.6%	29,689	8.5%
Selling, general and administrative	24,309	6.7%	23,575	6.8%
Depreciation and amortization	1,120	0.3%	1,181	0.3%

Total operating expenses	25,429	7.0%	24,756	7.1%

Operating income	5,748	1.6%	4,933	1.4%
Other expense, net	10,262	2.8%	4,650	1.3%

(Loss) income before provision for income taxes	(4,514)	(1.2)%	283	0.1%
Provision for income taxes	1,505	0.4%	159	0.0%

Net (loss) income	$(6,019)	(1.7)%	$124	0.0%

Revenue. Revenue increased $14.2 million, or 4.1%, to $361.5 million for the three months ended June 30, 2013, from $347.3 million for the three months ended June 30, 2012. Our revenue growth was driven by the increased demand for our products throughout Latin America and the Caribbean combined with our efforts to grow and diversify our product offerings. Revenue growth was driven primarily by the increase in sales of printers of $7.7 million, basic “white-box” systems of $5.1 million, hard disk drives of $4.1 million and software of $0.9 million, offset by the decrease in sales of mobile devices of $5.1 million and notebook computers of $3.8 million. We continue to experience a shift of revenue from our Miami Operations to our In-country Operations. While the sales of mobile devices decreased $9.5 million in our Miami Operation for the three months ended June 30, 2013, sales of mobile devices increased $4.4 million in our In-country Operations. We experienced a 17.7% decrease in unit shipments across our core product lines for the three months ended June 30, 2013, as compared to the same period in 2012. We experienced a 24.4% increase in average sales prices across the same core products for the three months ended June 30, 2013, as compared to the same period in 2012, due to the impact of pricing on central processing units, or CPUs, and printers. Revenue derived from our In-country Operations increased $7.7 million, or 3.0%, to $262.5 million for the three months ended June 30, 2013, from $254.8 million for the three months ended June 30, 2012. Revenue derived from our In-country Operations accounted for 72.6% of our total revenue for the three months ended June 30, 2013, as compared to 73.4% of our total revenue for the three months ended June 30, 2012. The growth in revenue from our In-country Operations was mainly driven by the overall increase in sales in Chile, and, to a lesser extent, also driven by the increase in sales in Costa Rica and Guatemala, partially offset by the decrease in sales of Colombia and Peru. This growth was driven by the increase in sales of basic “white-box” systems, mobile devices, software and printers. Revenue derived from our Miami Operations increased $6.5 million, or 7.1%, to $99.1 million for the three months ended June 30, 2013 (net of $79.5 million of revenue derived from sales to our In-country Operations) from $92.5 million for the three months ended June 30, 2012 (net of $80.2 million of revenue derived from sales to our In-country Operations). The growth in revenue derived from our Miami Operations reflected the increased sales volume of hard disk drives and printers, offset by the decrease in sales of mobile devices.

Gross profit. Gross profit increased $1.5 million, or 5.0%, to $31.2 million for the three months ended June 30, 2013, from $29.7 million for the three months ended June 30, 2012. The increase was primarily driven by higher sales volume in our In-country Operations and our Miami Operations and the decline in the inventory obsolescence provision of $1.9 million for the three months ended June 30, 2013, as compared to the same period in 2012. Gross profit from our In-country Operations increased $0.5 million, or 2.2%, to $21.8 million for the three months ended June 30, 2013, from $21.3 million for the three months ended June 30, 2012. The improvement in gross profit from our In-country Operations was driven by the increase in sales volume of basic “white-box” systems, mobile devices, software and printers, particularly in Chile and Guatemala. Gross profit from our In-country Operations accounted for 69.8% of our consolidated gross profit for the three months ended June 30, 2013, as compared to 71.7% for the three months ended June 30, 2012. Gross profit from our Miami Operations increased $1.0 million, or 12.0%, to $9.4 million for the three months ended June 30, 2013, as compared to $8.4 million for the three months ended June 30, 2012. The growth in gross profit from our Miami Operations was driven by the increased sales of hard disk drives. As a percentage of revenue, gross margin was 8.6% for the three months ended June 30, 2013, as compared to 8.5% for the three months ended June 30, 2012.

Operating expenses. Total operating expenses increased $0.7 million, or 2.7%, to $25.4 million for the three months ended June 30, 2013, as compared to $24.8 million for the three months ended June 30, 2012. Excluding the effects of strengthening foreign currencies, the increase in operating expenses resulted from higher salary and payroll-related expenses of $0.9 million, partially offset by lower marketing and advertising expenses of $0.3 million. As a percentage of revenue, operating expenses decreased slightly to 7.0% for the three months ended June 30, 2013, as compared to 7.1% for the three months ended June 30, 2012. As a percentage of total operating expenses, salary and payroll-related expenses increased to 59.7% of total operating expenses for the three months ended June 30, 2013, as compared to 57.3% for the three months ended June 30, 2012. Operating expenses from our In-country Operations increased $0.4 million, or 2.2%, to $17.4 million for the three months ended June 30, 2013, as compared to $17.0 million for the three months ended June 30, 2012. Excluding the effects of strengthening foreign currencies, the increase resulted from higher salary and payroll-related expenses of $0.7 million, of which $0.5 million related to severance expenses as part of our restructuring efforts in Mexico and Uruguay. Operating expenses from our In-country Operations increased from the effects of strengthening foreign currencies of $0.1 million primarily in Chile and Mexico. Operating expenses from our Miami Operations increased $0.3 million, or 3.8%, to $8.0 million for the three months ended June 30, 2013, as compared to $7.7 million for the three months ended June 30, 2012, due to the higher salary and payroll-related expenses of $0.2 million.

Operating income. Operating income increased $0.8 million, or 16.5%, to $5.7 million for the three months ended June 30, 2013, from $4.9 million for the three months ended June 30, 2012, due to the higher sales in our In-country Operations and our Miami Operations. Operating income from our In-country Operations increased $0.1 million, or 2.2%, to $4.3 million for the three months ended June 30, 2013, from $4.2 million for the three months ended June 30, 2012. Operating income from our Miami Operations increased $0.7 million to $1.4 million for the three months ended June 30, 2013, as compared to $0.7 million for the three months ended June 30, 2012.

Other expense, net. Other expense, net increased $5.6 million, to $10.3 million for the three months ended June 30, 2013, from $4.7 million for the three months ended June 30, 2012. The increase in other expense, net was primarily attributable to the absence of the $4.3 million gain recognized on the termination of the mutual non-compete agreement with Brightpoint during the three months ended June 30, 2012 and the foreign exchange losses of $4.9 million, in Chile, Colombia and Peru, during the three months ended June 30, 2013, as compared to $3.4 million during the same period in 2012.

Provision for income taxes. Provision for income taxes decreased $1.3 million, to $1.5 million for the three months ended June 30, 2013, from $0.2 million for the three months ended June 30, 2012. The decrease was due to lower taxable earnings in our U.S. and foreign operations, primarily offset by the increased levels of valuation allowances recorded against the U.S. NOLs.

Net (loss) income. Net loss was $6.0 million for the three months ended June 30, 2013, as compared to net income of $0.1 million for the three months ended June 30, 2012.

Comparison of the six months ended June 30, 2013 versus the six months ended June 30, 2012

The following table sets forth selected financial data and percentages of revenue for the periods presented:

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Dollars (in thousands)	Percentage of Revenue	Dollars (in thousands)	Percentage of Revenue
Revenue	$713,151	100.0%	$737,835	100.0%
Cost of revenue	651,921	91.4%	674,114	91.4%

Gross profit	61,230	8.6%	63,721	8.6%
Selling, general and administrative	48,304	6.8%	47,280	6.4%
Depreciation and amortization	2,170	0.3%	2,361	0.3%

Total operating expenses	50,474	7.1%	49,641	6.7%

Operating income	10,756	1.5%	14,080	1.9%
Other expense, net	15,239	2.1%	7,304	1.0%

(Loss) income before provision for income taxes	(4,483)	(0.6)%	6,776	0.9%
Provision for income taxes	2,555	0.4%	1,335	0.2%

Net (loss) income	$(7,038)	(1.0)%	$5,441	0.7%

Revenue. Revenue decreased $24.7 million, or 3.3%, to $713.2 million for the six months ended June 30, 2013, from $737.8 million for the six months ended June 30, 2012. Our decline in revenue was primarily by the decrease in sales of mobile devices of $36.5 million, notebook computers of $16.7 million, offset by the increase in sales of printers of $13.0 million and hard disk drives of $8.0 million. We continue to experience a shift of revenue from our Miami Operations to our In-country Operations. While the sales of mobile devices decreased $43.0 million in our Miami Operation for the six months ended June 30, 2013, sales of mobile devices increased $6.5 million in our In-country Operations. We experienced a 10.3% decrease in unit shipments across our core product lines for the six months ended June 30, 2013, as compared to the same period in 2012. We experienced a 4.1% increase in average sales prices across the same core products for the six months ended June 30, 2013, as compared to the same period in 2012, due to the impact of pricing of CPUs, memory products, basic “white-box” systems and printers. Revenue derived from our In-country Operations decreased $9.3 million, or 1.8%, to $509.0 million for the six months ended June 30, 2013, from $518.0 million for the six months ended June 30, 2012. Revenue derived from our In-country Operations accounted for 71.3% of our total revenue for the six months ended June 30, 2013, as compared to 70.2% of our total revenue for the six months ended June 30, 2012. The decline in revenue from our In-country Operations was mainly driven by the overall decrease in sales in El Salvador, Colombia and Peru, and, to a lesser extent, also driven by the decrease in sales in Jamaica, Panama and Mexico. This decline was driven by the decreased sales of notebook computers, and to a lesser extent, monitors and hard disk drives, partially offset by the increased sales of mobile devices. Revenue derived from our Miami Operations decreased $15.3 million, or 7.0%, to $204.4 million for the six months ended June 30, 2013 (net of $160.1 million of revenue derived from sales to our In-country Operations) from $219.8 million for the six months ended June 30, 2012 (net of $165.5 million of revenue derived from sales to our In-country Operations). The decline in revenue from our Miami Operations reflected the decreased sales of mobile devices, and to a lesser extent, CPUs, partially offset by the increase sales of hard disk drives and printers.

Gross profit. Gross profit decreased $2.5 million, or 3.9%, to $61.2 million for the six months ended June 30, 2013, from $63.7 million for the six months ended June 30, 2012. The decrease was primarily driven by lower sales volume in our In-country Operations and our Miami Operations, offset by the decline in the inventory obsolescence provision of $3.4 million for the six months ended June 30, 2013, as compared to the same period in 2012. Gross profit from our In-country Operations decreased $1.2 million, or 2.7%, to $42.2 million for the six months ended June 30, 2013, from $43.3 million for the six months ended June 30, 2012. The decline in gross profit from our In-country Operations was driven by the decrease in sales of notebook computers, particularly in Colombia, Peru, El Salvador, Guatemala, Ecuador and Uruguay. Gross profit from our In-country Operations accounted for 68.9% of our consolidated gross profit for the six months ended June 30, 2013, as compared to 68.0% for the six months ended June 30, 2012. Gross profit from our Miami Operations decreased $1.3 million, or 6.4%, to $19.1 million for the six months ended June 30, 2013, as compared to $20.4 million for the six months ended June 30, 2012. The decline in gross profit from our Miami Operations was driven by the decreased sales volume of mobile devices. As a percentage of revenue, gross margin remained steady at 8.6% for the six months ended June 30, 2013 and 2012.

Operating expenses. Total operating expenses increased $0.8 million, or 1.7%, to $50.5 million for the six months ended June 30, 2013, as compared to $49.6 million for the six months ended June 30, 2012. Excluding the effects of strengthening foreign currencies, the increase in operating expenses resulted from higher salary and payroll-related expenses of $1.0 million, partially offset by lower marketing and advertising expenses of $0.4 million. As a percentage of revenue, operating expenses increased to 7.1% for the six months ended June 30, 2013, as compared to 6.7% for the six months ended June 30, 2012. As a percentage of total operating expenses, salary and payroll-related expenses increased to 59.1% of total operating expenses for the six months ended June 30, 2013, as compared to 57.7% for the six months ended June 30, 2012. Operating expenses from our In-country Operations increased $0.6 million, or 1.6%, to $34.2 million for the six months ended June 30, 2013, as compared to $33.7 million for the six months ended June 30, 2012. Excluding the effects of strengthening foreign currencies, the increase resulted from higher salary and payroll-related expenses of $0.8 million related to severance expenses as part of our restructuring efforts in Mexico and Uruguay. Operating expenses from our In-country Operations increased from the effects of strengthening foreign currencies of $0.3 million primarily in Chile and Mexico. Operating expenses from our Miami Operations increased $0.2 million, or 1.8%, to $16.2 million for the six months ended June 30, 2013, as compared to $16.0 million for the six months ended June 30, 2012.

Operating income. Operating income decreased $3.3 million, or 23.6%, to $10.8 million for the six months ended June 30, 2013, from $14.1 million for the six months ended June 30, 2012, due primarily to the lower sales of mobile devices in our Miami Operations and our In-country Operations. Operating income from our In-country Operations decreased $1.7 million, or 18.0%, to $7.9 million for the six months ended June 30, 2013, from $9.7 million for the six months ended June 30, 2012. Operating income from our Miami Operations decreased $1.6 million, or 35.9%, to $2.8 million for the six months ended June 30, 2013, from $4.4 million for the six months ended June 30, 2012.

Other expense, net. Other expense, net increased $7.9 million, to $15.2 million for the six months ended June 30, 2013, from $7.3 million for the six months ended June 30, 2012. The increase in other expense, net was primarily attributable to the foreign exchange losses of $4.9 million, primarily in Chile and Colombia, during the six months ended June 30, 2013, as compared to the foreign exchange losses of $0.6 million during the same period in 2012, and the absence of the $4.3 million gain recognized on the termination of the mutual non-compete agreement with Brightpoint.

Provision for income taxes. Provision for income taxes increased $1.2 million, to $2.5 million for the six months ended June 30, 2013, from $1.3 million for the six months ended June 30, 2012. The increase was due to lower taxable earnings in our U.S. and foreign operations primarily offset by the increased levels of valuation allowances recorded against the U.S. NOLs.

Net (loss) income. Net loss was $7.0 million for the six months ended June 30, 2013, as compared to net income of $5.4 million for the six months ended June 30, 2012.

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

Our cash and cash equivalents were $51.7 million as of June 30, 2013, as compared to $30.6 million as of December 31, 2012. Our working capital decreased to $111.1 million as of June 30, 2013, as compared to $116.5 million as of December 31, 2012. We believe our existing cash and cash equivalents, as well as any cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Changes in Financial Condition

The following table summarizes our cash flows for the periods presented:

	For the Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)
Cash flows provided by (used) in operating activities	$29,004	$(34,745)
Cash flows used in investing activities	(1,041)	(1,299)
Cash flows (used in) provided by financing activities	(6,592)	27,819
Effect of foreign currency exchange rate changes on cash and cash equivalents	(213)	(12)

Net increase (decrease) in cash and cash equivalents	$21,158	$(8,237)

Cash flows from operating activities. Our cash flows from operating activities resulted in a generation of $29.0 million for the six months ended June 30, 2013, as compared to a requirement of $34.7 million for the six months ended June 30, 2012. The change was primarily driven by the decline in inventory levels resulting in a decreased usage of cash of $25.4 million for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The change was also driven by the increased accounts payable, net of increased trade accounts receivables, resulting in a decreased usage of cash of $22.3 million, partially offset by the decrease in operating income.

Cash flows from investing activities. Our cash flows from investing activities resulted in a requirement of $1.0 million for the six months ended June 30, 2013, as compared to a requirement of $1.3 million for the six months ended June 30, 2012. The change was primarily driven by the purchase of property and equipment in our In-country Operations and our Miami Operations, partially offset by the proceeds from the sale of Intcomex Argentina.

Cash flows from financing activities. Our cash flows from financing activities resulted in a requirement of $6.6 million for the six months ended June 30, 2013, as compared to a generation of $27.8 million for the six months ended June 30, 2012. The change was primarily driven by the decline in net borrowings under our lines of credit by our Miami Operations and our In-country Operations in Guatemala, and to a lesser extent, in El Salvador, Chile and Costa Rica.

Working Capital Management

The successful management of our working capital needs is a key driver of our growth and cash flow generation. The following table sets forth certain information about the largest components of our working capital: our trade accounts receivable, inventories and accounts payable:

	As of June 30, 2013	As of December 31, 2012
	(Dollars in thousands)
Balance sheet data:
Trade accounts receivable, net of allowance	$140,952	$142,431
Inventories	152,544	163,355
Accounts payable	216,082	212,210
Other data:
Trade accounts receivable days (1)	35.8	37.8
Inventory days (2)	42.4	47.4
Accounts payable days (3)	(60.0)	(61.6)

Cash conversion cycle (4)	18.2	23.6

(1)	Trade accounts receivable days is defined as our consolidated trade accounts receivable (net of allowance for doubtful accounts) as of the last day of the period divided by our consolidated revenue for such period times 181 days for the six months ended June 30, 2013 and 184 days for the six months ended December 31, 2012. Our consolidated trade accounts receivable for our In-country Operations include value added tax at a rate of between 5% and 27% (depending on the country). The exclusion of such value added tax would result in lower trade accounts receivable days.
(2)	Inventory days is defined as our consolidated inventory as of the last day of the period divided by our consolidated cost of goods sold for such period times 181 days for the six months ended June 30, 2013 and 184 days for the six months ended December 31, 2012.
(3)	Accounts payable days is defined as our consolidated accounts payable as of the last day of the period divided by our consolidated cost of goods sold for such period times 181 days for the six months ended June 30, 2013 and 184 days for the six months ended December 31, 2012.
(4)	Cash conversion cycle is defined as our trade accounts receivable days plus inventory days less accounts payable days.

Cash conversion cycle days. One measurement we use to monitor working capital is the cash conversion cycle, which measures the number of days to convert trade accounts receivable and inventory, net of accounts payable, into cash. Our cash conversion cycle decreased to 18.2 days as of June 30, 2013, from 23.6 days as of December 31, 2012. Trade accounts receivable days decreased to 35.8 days as of June 30, 2013, from 37.8 days as of December 31, 2012. Inventory days decreased to 42.4 days as of June 30, 2013, from 47.4 days as of December 31, 2012, which is reflective of our efforts to reduce inventory levels in our Miami Operations. Accounts payable days decreased to 60.0 days as of June 30, 2013, as compared to 61.6 days as of December 31, 2012, due to the decline in inventory related payables, primarily for mobile devices.

Trade accounts receivable. We principally sell products to a large base of third-party distributors, resellers and retailers throughout Latin America and the Caribbean and to other Miami-based exporters of IT products to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No one customer accounted for more than 1.2% of sales for the six months ended June 30, 2013 and 2.0% of sales for the six months ended June 30, 2012. We provide trade credit to our customers in the normal course of business. The collection of a substantial portion of our receivables is susceptible to changes in Latin America and Caribbean economies and political climates. We monitor our exposure for credit losses and maintain allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting our industry. The financial condition of our customers and the related allowance for doubtful accounts is continually reviewed by management.

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

Capital Expenditures and Investments

Capital expenditures increased to $2.4 million, of which $0.8 million was financed, for the six months ended June 30, 2013, as compared to $1.3 million, none of which was financed, for the six months ended June 30, 2012.

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

As of June 30, 2013 and December 31, 2012, the total amounts outstanding under our lines of credit, overdraft and credit facilities were $43.6 million and $50.0 million, respectively, of which $34.8 million and $38.6 million, respectively, related to our Miami Operations and $8.8 million and $11.4 million, respectively, related to our In-country Operations.

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

On May 10, 2013, SBA obtained a waiver of default for the guarantor fixed charge coverage ratio that existed as of March 31, 2013. Additionally, SBA obtained an amendment to the PNC Credit Facility which amended the required guarantor fixed charge coverage ratio for us to be not less than 0.84 to 1.00 for the four quarter period ended as of June 30, 2013. For the four quarter period ending as of September 30, 2013, and for each quarter thereafter, the guarantor fixed charge coverage ratio remains the same as prior to the amendment, not less than 1.00 to 1.00.

As of June 30, 2013, and December 31, 2012, SBA’s outstanding draws against the PNC Credit Facility were $34.8 million and $38.6 million, respectively, net of $6.6 million and $1.5 million, respectively, excess cash in bank, and the remaining amount available was $15.2 million and $11.4 million, respectively. As of June 30, 2013 and December 31, 2012, SBA did not have any outstanding undrawn standby letters of credit.

As of June 30, 2013, SBA was in compliance with all of its covenants under the PNC Credit Facility.

Intcomex, Inc. – 13 1/4% Senior Notes

As of June 30, 2013, we had $110.0 aggregate principal amount outstanding of our 13 1/4% Second Priority Senior Secured Notes due December 15, 2014 with an interest rate of 13.25% per year, payable semi-annually on June 15 and December 15 of each year. Our 13  1/4% Senior Notes are registered under the Securities Act of 1933 and do not bear any legend restricting transfer.

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

The 13  1/4% Senior Notes contain a single financial restrictive covenant. We must maintain a consolidated leverage ratio not to exceed 4.75 to 1.00. Our failure to comply with the restrictive covenant could result in an event of default, which, if not cured or waived, could result in either of us having to repay our respective borrowings before their respective due dates. While we are actively analyzing various refinancing options aimed at lowering interest rate on our long term debt, improving liquidity and enhancing overall financial flexibility, no assurances can be given that we will be able to obtain such financing or improve terms. If we are forced to refinance these borrowings on less favorable terms, our results of operations or financial condition could be harmed. In addition, if we are in default under any of our existing or future debt facilities, we also will not be able to borrow additional amounts under those facilities to the extent they would otherwise be available. As of June 30, 2013 and December 31, 2012, we had a consolidated total leverage ratio of 3.68 to 1.00 and 3.32 to 1.00, respectively.

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

On June 14, 2013, we made a mandatory semi-annual interest payment of $7.3 million on our 13 1/4% Senior Notes.

As of June 30, 2013 and December 31, 2012, the aggregate principal amount of the remaining outstanding 13  1/4% Senior Notes was $110.0 million, and the carrying value was $107.9 million and $107.2 million, respectively.

As of June 30, 2013 and December 31, 2012, we were in compliance with all of the covenants and restrictions under the 13 1/4% Senior Notes.

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

In April 2013, we authorized the issuance of 185 vested, restricted shares of the Common Stock for Messr. Riojas, pursuant to the executive employment agreement with an effective date of May 13, 2013, as a one-time sign-on bonus incentive for Messr. Riojas to accept the terms of the agreement. In accordance with the terms of the agreement, the shares will be awarded on the earliest of (a) the consummation of a change of control; (b) the date of termination; and (c) 36 months following the effective date of the agreement.

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

Accounts Receivable. We provide allowances for doubtful accounts on our accounts receivable for estimated losses resulting from our customers’ inability to make required payments due to changes in our customers’ financial condition or other unanticipated events, which could result in charges for additional allowances exceeding our expectations. These estimates require judgment and are influenced by factors, including but not limited to, the following: the large number of customers and their dispersion across wide geographic areas; the fact that no single customer accounted for more than 1.2% and 2.0%, respectively, of our consolidated revenue for the six months ended June 30, 2013 and 2012; the continual credit evaluation of our customers’ financial condition; the aging of our customers’ receivables, individually and in the aggregate; the value and adequacy of credit insurance coverage; the value and adequacy of collateral received from our customers (in certain circumstances); our historical loss experience; and, increases in credit risk due to an economic downturn resulting in our customers’ inability to obtain capital. Uncollectible accounts are written-off against the allowance on an annual basis.

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

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of its disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act for the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer have concluded as of June 30, 2013, that these controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings.

As of June 30, 2013, we had no material legal proceedings pending. From time to time, we are the subject of legal proceedings arising in the ordinary course of business. We do not believe that the outcome of any legal proceedings currently pending or threatened will have a material adverse effect on our business, future consolidated results of operations and financial condition.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101. INS	XBRL Instance Document**

101. SCH	XBRL Taxonomy Extension Schema**

101. CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101. PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Anthony Shalom Anthony Shalom	Chairman of the Board of Directors	August 13, 2013

/s/ Michael F. Shalom Michael F. Shalom	President and Chief Executive Officer	August 13, 2013

/s/ Juan Carlos Riojas Juan Carlos Riojas	Chief Financial Officer (Principal Accounting Officer)	August 13, 2013

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101. LAB	XBRL Taxonomy Extension Label Linkbase

101. PRE	XBRL Taxonomy Extension Presentation Linkbase