Form 10-Q
period 2013-09-30
Intcomex, Inc.
filed 2013-11-14
CIK 1359425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 333-134090

Intcomex, Inc.

(Exact name of registrant as specified in its charter)

Delaware	65-0893400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3505 NW 107th Avenue, Suite 1, Miami, FL 33178

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

As of November 13, 2013, the registrant had 167,947 shares of Common Stock, par value $0.01 per share, outstanding. There is no public trading market for the stock.

INTCOMEX, INC.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$45,505	$30,586
Restricted cash	235	226
Trade accounts receivable (net of allowance for doubtful accounts of $7,529 and $5,944 at September 30, 2013 and December 31, 2012, respectively)	118,777	142,431
Inventories	155,658	163,355
Prepaid expenses, notes receivable and other	67,777	73,543
Due from related parties	639	505

Total current assets	388,591	410,646
Property and equipment, net	14,442	14,598
Goodwill	18,034	18,069
Identifiable intangible assets	635	906
Notes receivable and other	17,699	17,983

Total assets	$439,401	$462,202

Liabilities and Shareholders’ Equity Liabilities
Current liabilities
Lines of credit	$48,394	$50,021
Current maturities of long-term debt	10,172	10,253
Accounts payable	196,421	212,210
Accrued expenses and other	23,860	21,665
Due to related parties	33	40

Total current liabilities	278,880	294,189
Long-term debt, net of current maturities	99,052	97,455
Other long-term liabilities	4,054	4,083

Total liabilities	381,986	395,727
Commitments and contingencies
Shareholders’ equity
Common stock, voting $0.01 par value, 200,000 shares authorized, 168,816 shares issued and 167,947 outstanding	2	2
Additional paid in capital	64,389	64,062
Treasury stock, 869 shares	(508)	(508)
Retained earnings	(1,575)	7,756
Accumulated other comprehensive loss	(4,893)	(4,837)

Total shareholders’ equity	57,415	66,475

Total liabilities and shareholders’ equity	$439,401	$462,202

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$309,208	$330,317	$1,022,359	$1,068,152
Cost of revenue	281,612	303,288	933,533	977,402

Gross profit	27,596	27,029	88,826	90,750
Operating expenses
Selling, general and administrative	22,986	23,844	70,253	70,503
Depreciation and amortization	944	1,096	3,114	3,457
Restructuring expenses	394	—	1,431	621

Total operating expenses	24,324	24,940	74,798	74,581

Operating income	3,272	2,089	14,028	16,169
Other expense (income)
Interest expense	5,637	5,296	16,620	16,225
Interest income	(220)	(175)	(536)	(320)
Foreign exchange loss (gain), net	167	(1,440)	5,097	(795)
Other income, net	(352)	65	(710)	(4,060)

Total other expense	5,232	3,746	20,471	11,050

(Loss) income before provision (benefit) for income taxes	(1,960)	(1,657)	(6,443)	5,119
Provision (benefit) for income taxes	333	(12)	2,888	1,323

Net (loss) income	$(2,293)	$(1,645)	$(9,331)	$3,796

Net (loss) income per weighted average share of common stock:
Basic	$(13.65)	$(9.82)	$(55.59)	$22.67

Diluted	$(13.65)	$(9.82)	$(55.59)	$22.54

Weighted average number of common shares used in per share calculation:
Basic	167,947	167,580	167,869	167,476

Diluted	167,947	167,580	167,869	168,389

Comprehensive (loss) income:
Net (loss) income	$(2,293)	$(1,645)	$(9,331)	$3,796
Foreign currency translation adjustment	(19)	973	(56)	1,209

Total comprehensive (loss) income	$(2,312)	$(672)	$(9,387)	$5,005

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTCOMEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(9,331)	$3,796
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Share-based compensation expense	327	249
Depreciation expense	2,804	2,951
Amortization expense of debt issuance costs and discount	2,119	1,896
Amortization expense of identifiable intangible assets	310	506
Bad debt expense	1,472	1,110
Inventory obsolescence expense	80	4,578
Deferred income tax benefit	(343)	(1,912)
Gain on sale of subsidiary	(375)	—
Gain on termination of non-compete agreement	—	(4,285)
Loss on extinguishment of long-term debt	—	23
Loss on disposal of property and equipment and other	150	13
Change in operating assets and liabilities:
Decrease (increase) in:
Trade accounts receivables	22,123	468
Inventories	7,655	(3,210)
Prepaid expenses, notes receivable and other	5,455	(6,457)
Due from related parties	(137)	(405)
(Decrease) increase in:
Accounts payable	(15,869)	(14,897)
Accrued expenses and other	2,006	(846)
Due to related parties	(7)	—

Net cash provided by (used in) operating activities	18,439	(16,422)
Cash flows from investing activities:
Purchases of property and equipment	(2,018)	(2,392)
Proceeds from termination of non-compete agreement	—	5,000
Proceeds from sale of subsidiary	506	—
Proceeds from notes receivable and other	24	345
Proceeds from disposition of assets	112	38

Net cash (used in) provided by investing activities	(1,376)	2,991
Cash flows from financing activities:
(Payments) borrowings under lines of credit, net	(1,627)	13,755
Proceeds from borrowings under long-term debt	32	355
Payments of long-term debt	(307)	(1,558)

Net cash (used in) provided by financing activities	(1,902)	12,552
Effect of foreign currency exchange rate changes on cash and cash equivalents	(242)	(67)

Net increase (decrease) in cash and cash equivalents	14,919	(946)
Cash and cash equivalents, beginning of period	$30,586	$25,707

Cash and cash equivalents, end of period	$45,505	$24,761

Non-cash investing and financing activities:
Property acquired through financing	$818	$—

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to the Quarterly Report on Form 10-Q (“Quarterly Report”) and Article 10 of Regulation S-X, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include certain information and disclosures normally required for comprehensive annual consolidated financial statements. Therefore, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2013 (“Annual Report”). The results of operations for the three and nine months ended September 30, 2013 may not be indicative of the results of operations that can be expected for the full year.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of September 30, 2013, and its results of operations for the three and nine months ended September 30, 2013 and 2012 and its statements of cash flows for the nine months ended September 30, 2013 and 2012. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable, notes receivable and other, accounts payable, accrued expenses and other approximate fair value because of the short-term nature of these items. The carrying amounts of outstanding short-term debt approximate fair value because interest rates over the term of these financial instruments approximate current market interest rates available to the Company. The current market price of outstanding long-term debt approximates fair value because the Company’s $110,000 aggregate principal amount 13 1⁄4% Second Priority Senior Secured Notes due December 15, 2014 (the “13 1⁄4% Senior Notes”) are currently publicly tradable. The 13 1⁄4% Senior Notes are measured at fair value and are classified in the Level 1 category of ASC 820, as the fair value is measured at the quoted market price for identical liabilities in an active market. As of September 30, 2013 and December 31, 2012, the 13 1⁄4% Senior Notes were tradable at 96.625 and 101.50, respectively, of the principal amount.

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices approximates the fair value of derivative financial instruments. The Company’s foreign currency forward contracts are measured on a recurring basis based on foreign currency spot rates quoted by financial institutions (Level 2) and are marked-to-market each period with gains and losses on these contracts recorded in foreign exchange (gain) loss in the Company’s unaudited, condensed consolidated statements of operations in the period in which the value changes with the offsetting amount for unsettled positions included in other current assets or liabilities in the unaudited condensed, consolidated balance sheets. The location and amounts of the fair value in the balance sheets and (gain) loss in the statements of operations and comprehensive (loss) income related to the Company’s derivative instruments are described in “Note 9. Fair Value of Derivative Instruments” in these Notes to Condensed Consolidated Financial Statements (Unaudited). There were no changes to the Company’s valuation methodology for assets and liabilities measured at fair value for the three and nine months ended September 30, 2013 and 2012. The Company did not have any foreign currency collars or contracts outstanding as of September 30, 2013 and December 31, 2012. For the three and nine months ended September 30, 2013, the Company recognized a loss of $0 and $66, respectively, on the foreign currency forward contracts or collars outstanding. For the three and nine months ended September 30, 2012, the Company recognized a loss of $0 and $569, respectively, on the foreign currency forward contracts or collars outstanding.

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

As of September 30, 2013 and December 31, 2012, the Company factored approximately $32,987 and $23,538, respectively, of accounts receivable pursuant to the Company’s agreements, representing the face amount of total outstanding receivables. For the three and nine months ended September 30, 2013, the Company incurred approximately $416 and $1,266 in expenses pursuant to the agreements. For the three and nine months ended September 30, 2012, the Company incurred approximately $328 and $733, respectively, in expenses pursuant to the agreements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The following table sets forth the computation of basic and diluted net (loss) income per weighted average share of common stock for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator for basic and diluted net (loss) income per share of common stock(1):
Net (loss) income	$(2,293)	$(1,645)	$(9,331)	$3,796

Denominator:
Denominator for basic net (loss) income per share of common stock–weighted average shares	167,947	167,580	167,869	167,476

Effect of dilutive securities:
Stock options and unvested restricted shares of common stock(1)	—	—	—	913

Denominator for diluted net (loss) income per share of common stock–adjusted weighted average shares	167,947	167,580	167,869	168,389

Net (loss) income per share of common stock:
Basic	$(13.65)	$(9.82)	$(55.59)	$22.67

Diluted	$(13.65)	$(9.82)	$(55.59)	$22.54

(1)	The stock options were antidilutive for the three and nine months ended September 30, 2013, as the Company had a net loss for the periods. The stock options were antidilutive for the three and nine months ended September 30, 2012, as the Company had a net loss for the three months ended September 30, 2012 and the fair value was below the exercise price of the stock options. The restricted common stock was antidilutive for the three and nine months ended September 30, 2013 and for the three months ended September 30, 2012. The restricted common stock was dilutive for the nine months ended September 30, 2012.

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

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (A Consensus of the FASB Emerging Issues Task Force) provided that an entity that enters into derivative and hedging transactions. This update permits the

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

spread between London Interbank Offered Rate, LIBOR, and Overnight Index Swap Rate, or OIS, or the Fed Funds Effective Swap Rate, to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to the benchmark interest rates on direct Treasury obligations of the U.S. government (“UST”) and the LIBOR swap rate. This update also removes the restriction on using different benchmark rates for similar hedges. This update is effective prospectively for qualifying new or redesigned hedging relationships entered into on or after July 17, 2013. The Company does not believe the adoption of this guidance will have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

On June 29, 2012, the Company entered into a separate agreement with Brightpoint pursuant to which Brightpoint permanently and irrevocably waived all of its voting and information rights in exchange for a release from certain mutual non-competition provisions contained in the Fifth Amended and Restated Shareholders Agreement and Brightpoint granted to the Company an option to purchase the Company’s 38,769 shares of common stock held by Brightpoint for $3,000, less dividends, exercisable for five years from the date of a closing of a change of control of Brightpoint (the “Release Agreement”). The Company remains precluded from exercising the option pursuant to the terms of the indenture governing the Company’s 13 1⁄4% Senior Notes.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	September 30, 2013	December 31, 2012
Property and equipment, net
Land	$1,976	$716
Office furniture, vehicles and equipment	13,289	13,355
Software	12,800	12,126
Building and leasehold improvements	10,166	10,067
Warehouse equipment	2,867	2,780

Total property and equipment	41,098	39,044
Less accumulated depreciation	(26,656)	(24,446)

Total property and equipment, net	$14,442	$14,598

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The changes in the carrying amount of goodwill relate to the accumulated foreign currency translation effect of the Mexican Peso on previously acquired goodwill and consisted of the following for the periods presented:

	Miami Operations	In-Country Operations	Total
As of December 31, 2012
Goodwill	$14,204	$22,642	$36,846
Accumulated impairment losses	(11,531)	(7,246)	(18,777)

Total goodwill	$2,673	$15,396	$18,069
Activity:
Translation adjustment	$—	$(35)	$(35)

Total activity	$—	$(35)	$(35)
As of September 30, 2013
Goodwill	$14,204	$22,607	$36,811
Accumulated impairment losses	(11,531)	(7,246)	(18,777)

Total goodwill	$2,673	$15,361	$18,034

There were no impairment charges recorded against goodwill for the three and nine months ended September 30, 2013 and 2012.

Identifiable Intangible Assets, Net

Identifiable intangible assets, net consisted of the assets of Intcomex Mexico, Intcomex Colombia and Intcomex Guatemala, including the following:

As of September 30, 2013	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships – Intcomex Mexico	$3,630	$(3,034)	$(101)	$495	10.0
Customer relationships – Intcomex Colombia, Intcomex Guatemala	258	(118)	—	140	5.0

Total identifiable intangible assets, net	$3,888	$(3,152)	$(101)	$635

As of December 31, 2012	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Effect	Net Carrying Amount	Useful Life (in years)
Identifiable intangible assets, net
Customer relationships – Intcomex Mexico	$3,630	$(2,758)	$(140)	$732	10.0
Customer relationships – Intcomex Colombia, Intcomex Guatemala	258	(84)	—	174	5.0

Total identifiable intangible assets, net	$3,888	$(2,842)	$(140)	$906

For the three and nine months ended September 30, 2013, the Company recorded amortization expense related to the intangible assets of $103 and $310, respectively. For the three and nine months ended September 30, 2012, the Company recorded amortization expense related to the intangible assets of $104 and $506, respectively. There was no impairment charge for identifiable intangible assets for the three and nine months ended September 30, 2013 and 2012.

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

The outstanding balance of lines of credits consisted of the following:

	As of
	September 30, 2013	December 31, 2012
Lines of Credit
Miami Operations:
SBA – Miami	$35,684	$38,574
In-country Operations:
Intcomex Peru S.A.C.	3,492	3,285
Intcomex Guatemala	3,050	4,120
Computación Monrenca Panama, S.A. (“Intcomex Panama”)	2,000	—
Intcomex S.A. de C.V. – El Salvador	1,935	1,424
Intcomex de Ecuador, S.A.	1,711	5
Intcomex Colombia	522	599
Intcomex S.A. – Chile (“Intcomex Chile”)	—	1,084
Intcomex Costa Rica Mayorista en Equipo de Cómputo, S.A.	—	800
T.G.M., S.A. – Uruguay (“Intcomex Uruguay”)	—	130

Total lines of credit	$48,394	$50,021

The change in the outstanding balance of lines of credit was primarily driven by the decreased net borrowings by the Company’s Miami Operations under its senior secured revolving credit facility.

As of September 30, 2013 and December 31, 2012, the total remaining credit amount available was $29,078 and $36,588, respectively.

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

As of September 30, 2013, SBA’s outstanding draws against the PNC Credit Facility were $35,684, net of $2,991 of excess cash in bank, and the remaining amount available was $14,316. As of December 31, 2012, SBA’s outstanding draws against the PNC Credit Facility were $38,574, net of $193 excess cash in bank, and the remaining amount available was $11,426. As of September 30, 2013 and December 31, 2012, SBA did not have any outstanding undrawn stand-by letters of credit.

On November 8, 2013, SBA obtained a waiver of default for the guarantor fixed charge coverage ratio of 0.85 to 1.00 that existed as of September 30, 2013. For the four quarter period ending as of December 31, 2013, and for each quarter thereafter, the guarantor fixed charge coverage ratio remains the same as prior to the waiver, not less than 1.00 to 1.00.

In-country Operations Lines of Credit

The Company’s In-country Operations have lines of credit with various local financial institutions. The lines of credit carry interest rates ranging from 4.0% to 9.4% with maturity dates from December 2013 to July 2014.

As of September 30, 2013 and December 31, 2012, Intcomex Chile had undrawn stand-by letters of credit of $18,925 and $21,200, respectively, and Intcomex Panama had undrawn stand-by letters of credit of $500 and $0, respectively.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 7. Long-Term Debt

Long-term debt consisted of the following for the periods presented:

	As of
	September 30, 2013	December 31, 2012
Long-Term Debt, Net of Current Portion
Intcomex, Inc. –13 1⁄4% Senior Notes, net of discount of $1,780 and $2,827 at September 30, 2013 and December 31, 2012, respectively	$108,220	$107,173
Other, including various capital leases	1,004	535

Total long-term debt	109,224	107,708
Current maturities of long-term debt	(10,172)	(10,253)

Total long-term debt, net of current portion	$99,052	$97,455

Intcomex, Inc. –13 1⁄4% Senior Notes

As of September 30, 2013, the Company had $110,000 aggregate principal amount outstanding on its 13 1⁄4% Second Priority Senior Secured Notes due December 15, 2014 with an interest rate of 13.25% per year, payable semi-annually on June 15 and December 15 of each year (the “13 1⁄4% Senior Notes”). The 13 1⁄4% Senior Notes are registered under the Securities Act of 1933 and do not bear any legend restricting transfer.

In accordance with the terms of the 13 1⁄4% Senior Notes, the Company redeemed $5,000 aggregate principal amount of the 13  1⁄4% Senior Notes as of December 15, 2011 and 2012 and, subject to certain requirements, is required to redeem $10,000 aggregate principal amount of the 13  1⁄4% Senior Notes on December 15, 2013, at a redemption price equal to 100% of the aggregate principal amount of the 13  1⁄4% Senior Notes to be redeemed, together with accrued and unpaid interest to the redemption date.

The indenture governing the Company’s 13 1⁄4% Senior Notes imposes operating and financial restriction on the Company. These restrictive covenants limit the Company’s ability, among other things to: (i) incur additional indebtedness or enter into sale and leaseback obligations; (ii) pay certain dividends or make certain distributions on the Company’s capital stock or repurchase the Company’s capital stock; (iii) make certain investments or other restricted payments; (iv) place restrictions on the ability of subsidiaries to pay dividends or make other payments to the Company; (v) engage in transactions with shareholders or affiliates; (vi) sell certain assets or merge with or into other companies; (vii) guarantee indebtedness; and (viii) create liens.

On June 14, 2012, the Company made a mandatory semi-annual interest payment of $7,619 on the 13 1⁄4% Senior Notes.

On September 5, 2012, the Company purchased $1,000 face value of the 13 1⁄4% Senior Notes in an arm’s length transaction, at 102.25 of face value plus accrued interest. The Company recognized a loss on the redemption of the 13  1⁄4% Senior Notes of $23 for the year ended December 31, 2012, which is included in other expense, net in the consolidated statements of operations and comprehensive (loss) income. On December 14, 2012, the Company redeemed $4,000 face value of the 13 1⁄4% Senior Notes as required by the indenture governing the 13 1⁄4% Senior Notes, at 100.00 of face value. Also, on December 14, 2012, the Company made a semi-annual interest payment of $7,553, satisfying the December 15, 2012 redemption requirement.

On June 14, 2013, the Company made a mandatory semi-annual interest payment of $7,288 on its 13 1⁄4% Senior Notes.

As of September 30, 2013 and December 31, 2012, the carrying value of the $110,000 principal amount of the remaining outstanding 13 1⁄4% Senior Notes was $108,220 and $107,173, respectively. As of September 30, 2013, the Company was in compliance with all of the covenants and restrictions under the 13 1⁄4% Senior Notes.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 8. Income Taxes

Provision (benefit) for income taxes consists of the following for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Income Tax Provision
Current expense:
Federal and state	$—	$—	$—	$—
Foreign	979	125	3,264	3,235

Total current expense	979	125	3,264	3,235

Deferred (benefit) expense:
Federal and state	(180)	—	136	—
Foreign	(466)	(137)	(512)	(1,912)

Total deferred benefit	(646)	(137)	(376)	(1,912)

Total provision (benefit) for income taxes	$333	$(12)	$2,888	$1,323

A reconciliation of the statutory federal income tax rate and effective rate as a percentage of (loss) income before provision (benefit) for income taxes consisted of the following for the periods presented:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013	%	2012	%	2013	%	2012	%
Effective tax rate
(Loss) income before provision (benefit) for income taxes:
U.S.	$(3,875)		$(4,387)		$(11,011)		$(6,082)
Foreign	1,915		2,730		4,568		11,201

(Loss) income before provision (benefit) for income taxes	$(1,960)		$(1,657)		$(6,443)		$5,119

Tax expense at statutory rate	$(666)	34%	$(564)	34%	$(2,191)	34%	$1,740	34%
State income taxes, net of federal income tax provision (benefit) for income taxes	(145)	7%	(137)	8%	(512)	8%	(327)	(6)%
Effect of tax rates from non-U.S. operations	344	(17)%	(442)	27%	1,730	(27)%	(2,186)	(43)%
Change in valuation allowance	800	(41)%	1,131	(68)%	3,861	(60)%	2,096	41%

Effective tax provision (benefit) for income taxes	$333	(17)%	$(12)	1%	$2,888	(45)%	$1,323	26%

The effective tax provision (benefit) increased by $345, to a provision of $333 for the three months ended September 30, 2013, as compared to a benefit of $12 for the three months ended September 30, 2012. The change was primarily due to the increased levels of valuation allowances recorded against the U.S. net operating losses (“NOLs”), primarily offset by the lower taxable earnings in the Company’s foreign operations.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The effective tax provision increased by $1,565, to $2,888 for the nine months ended September 30, 2013, as compared to $1,323 for the nine months ended September 30, 2012. The change was primarily due to the increased levels of valuation allowances recorded against the U.S. NOLs, primarily offset by the lower taxable earnings in the Company’s foreign operations.

The Company’s net deferred tax assets were attributable to the following:

	As of
	September 30, 2013	December 31, 2012
Deferred Tax Assets
Current assets:
Allowance for doubtful accounts	$1,787	$1,380
Inventories	856	961
Accrued expenses	934	992
Other	1,331	1,309

Total current assets	4,908	4,642

Non-current assets:
Tax goodwill	—	123
Net operating losses	28,182	26,727
Other	3,197	2,953
Valuation allowances	(17,827)	(16,528)

Total non-current assets	13,552	13,275

Total deferred tax assets	$18,460	$17,917

Deferred Tax Liabilities
Current liabilities:
Other	$(327)	$—

Total current liabilities	(327)	—

Non-current liabilities:
Fixed assets	(1,174)	(1,388)
Amortizable intangible assets	(220)	(296)
Other	(194)	(31)

Total non-current liabilities	(1,588)	(1,715)

Total deferred tax liabilities	(1,915)	(1,715)

Net deferred tax assets	$16,545	$16,202

As of September 30, 2013 and December 31, 2012, the balance of SBA’s tax goodwill was $0 and $329, respectively. As of September 30, 2013, SBA’s tax goodwill of $9,843 recorded in July 1998, which was being amortized for tax purposes over 15 years, was fully amortized. SBA established $262 of deferred tax assets for foreign withholding taxes paid in El Salvador during 2005.

As of September 30, 2013 and December 31, 2012, the Company’s U.S. federal and state of Florida NOLs resulted in $27,386 and $23,523, respectively, of deferred tax assets, which will begin to expire in 2026. The Company analyzed the available evidence related to the realization of the deferred tax assets, considered the global economic environment and continues to believe it is more likely than not that the Company will not recognize a portion of its deferred tax assets associated with the U.S. NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The Company establishes a valuation allowance against its NOLs when it does not believe that it will realize the full benefit of the NOLs. As of September 30, 2013 and December 31, 2012, the Company recorded a valuation allowance of $17,824 and $16,528, respectively, against the respective NOLs, of which $17,442 and $13,581, respectively, related to the U.S. and $382 and $2,947, respectively, related to the Company’s In-country Operations.

The Company’s NOLs, deferred tax asset resulting from the NOLs and the related valuation allowance consisted of the following for the periods presented:

	As of September 30, 2013				As of December 31, 2012
	Gross NOL	NOL Deferred Tax Asset	Valuation Allowance	NOL Expiration	Gross NOL	NOL Deferred Tax Asset	Valuation Allowance	NOL Expiration
U.S. federal and state	$71,979	$27,382	$17,442	2026	$61,705	$23,523	$13,581	2026
Foreign
Intcomex Argentina S.R.L.	—	—	—	—	7,332	2,565	2,565	2012
Intcomex Jamaica Ltd	1,245	415	—		769	257	—
Intcomex Mexico	1,273	382	382	2018	1,273	382	382	2018

Total foreign	$2,518	$797	$382		$9,374	$3,204	$2,947

Total	$74,497	$28,179	$17,824		$71,079	$26,727	$16,528

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

The Company believes its accruals for tax liabilities are adequate for all open fiscal years based upon an assessment of factors, including but not limited to, historical experience and related tax law interpretations. The Company does not have any unrecognized tax benefits as of September 30, 2013 and does not anticipate that the total amount of unrecognized tax benefits related to any particular tax position will change significantly within the next 12 months. The Company classifies tax liabilities that are expected to be paid within the current year, if any, as current income tax liabilities and all other uncertain tax positions as non-current income tax liabilities. The Company recognizes interest and penalties related to income tax matters in the provision for income taxes in the Company’s unaudited condensed consolidated statements of operations and comprehensive (loss) income.

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

As of September 30, 2013 and December 31, 2012, the Company did not have any derivative instruments outstanding. A summary of the location and amounts of the loss in the statements of operations and comprehensive (loss) income related to the Company’s derivative instruments during the periods presented consisted of the following:

	Location of (Income) Loss in Statements of Operations and Comprehensive (Loss) Income	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2013	2012	2013	2012
Derivative instruments not designated or qualifying as hedging instruments under ASC 815:
Foreign currency contracts	Other expense	$—	$—	$66	$—

Total		$—	$—	$66	$—

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

Compensation expense related to the Company’s share-based compensation arrangements consists of the following for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Share-based compensation arrangements charged against (loss) income:
Stock options(1)	$—	$—	$—	$—
Restricted shares(2)	172	199	327	249

Total	$172	$199	$327	$249

(1)	Stock options were issued pursuant to the 2007 Founders’ Grant Stock Option Plan (the “2007 Founders’ Option Plan”).
(2)	Restricted shares were issued pursuant to the annual equity compensation to certain Directors for service on the Company’s Board (“Director Restricted Stock Plan”) and the equity compensation plan for eligible employees (“Employee Restricted Stock Plan”).

Outstanding compensation costs related to the Company’s unvested share-based compensation arrangements consisted of the following:

	As of
	September 30, 2013	December 31, 2012
Outstanding compensation costs for unvested share-based compensation arrangements:
Stockoptions(1)	$—	$—
Restricted shares(2)	624	683

Total	$624	$683

(1)	Stock options were issued pursuant to the 2007 Founders’ Option Plan.
(2)	Restricted shares were issued pursuant to the Director Restricted Stock Plan and the Employee Restricted Stock Plan.

As of September 30, 2013 and December 31, 2012, the outstanding compensation costs for unvested share-based compensation arrangements will be recognized over a weighted-average period of 1.4 and 1.9 years, respectively.

Stock Options

In February 2007, options to acquire an aggregate of 1,540 shares of Class B common stock, non-voting were granted under the 2007 Founders’ Option Plan to certain management employees and independent, non-employee directors. The options were granted at an exercise price of $1,077 per share, which was equal to the fair value of the common stock on the date of grant. The weighted-average grant date fair value of the options granted for the year ended December 31, 2007 was $566 per share. The shares vest ratably over a three-year vesting period of one-third per year on the annual anniversary date and expire 10 years from the date of grant. There were no stock options granted for the three and nine months ended September 30, 2013 and 2012. As of September 30, 2013 and December 31, 2012, all of the outstanding options were vested.

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

A summary of the stock option activity and changes under the 2007 Founders’ Option Plan consisted of the following for the periods presented:

	Shares	Weighted- Average Exercise Price per Share (in dollars)	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2012	860	$1,077	5.1
Granted	—	—
Exercised	—	—
Forfeited or expired	(200)	—

Outstanding at December 31, 2012	660	$1,077	4.1
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at September 30, 2013	660	$1,077	3.3

Vested at September 30, 2013	660	$1,077	3.3

Exercisable at September 30, 2013	660	$1,077	3.3

The stock options were antidilutive for the three and nine months ended September 30, 2013, as the Company had a net loss for the periods. The stock options were antidilutive for the three and nine months ended September 30, 2012, as the fair value of the stock was below the exercise price of the stock options. The fair value of the options was determined using the Black-Scholes option pricing model as of April 23, 2007, the measurement date or the date the Company received unanimous approval from shareholders for the 2007 Founders’ Grant Stock Option Plan. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, and requires the input of subjective assumptions, including expected price volatility and term. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options. Projected data related to the expected volatility and expected life of stock options is typically based upon historical and other information. The fair value of the options granted in 2007 was estimated at the date of grant using the following assumptions:

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

Restricted Shares of Common Stock

In March 2013, the Company’s Board of Directors authorized the issuance of 123 restricted shares of the Company’s Common Stock, with a 2.75-year cliff vesting period, to two of the Company’s directors, as annual equity consideration for their board membership for the years 2012 and 2013 (collectively the “2012-2013 Restricted Stock Issuance”).

In April 2013, the Company authorized the grant of 185 vested, restricted shares of the Company’s Common Stock to the Company’s Chief Financial Officer with an effective date of May 13, 2013, as a one-time sign-on bonus incentive to accept the terms of the executive employment agreement. Pursuant to the terms of the agreement, the shares will be issued on the earliest of (a) the consummation of a change of control; (b) the date of termination; and (c) 36 months following the effective date of the agreement.

In June 2013, the 128 restricted shares of Common Stock that were issued in June 2010 to the Company’s directors, vested.

In October 2013, the Company authorized the grant of 185 vested, restricted shares of the Company’s Common Stock to the Company’s new Chief Financial Officer appointed to the executive position effective immediately following the filing of the Company’s Quarterly Report for the quarterly period ended September 30, 2013 with the SEC and the departure of the Company’s current Chief Financial Officer appointed effective May 13, 2013, as a one-time sign-on bonus incentive to accept the terms of the executive employment agreement. Pursuant to the terms of the agreement, the shares will be issued on the earliest of (a) the consummation of a change of control; (b) the date of termination; and (c) 36 months following the effective date of the agreement.

A summary of the unvested restricted shares of the common stock award activity and changes consisted of the following during the periods presented:

	Restricted Common Stock (in shares)	Weighted-Average Grant-Date Fair Value per Share(1) (in dollars)
Unvested Balance at January 1, 2012	540	$870
Granted	1,444	580	(2)
Vested	(448)	555
Forfeited	(48)	580

Unvested Balance at December 31, 2012	1,488	$598

Granted	431	812	(2)
Vested	(128)	781
Forfeited	(141)	580

Unvested Balance at September 30, 2013	1,650	$641

(1)	The fair value was determined using the weighted-average fair value per share to reflect the portion of the period during which the shares were outstanding.
(2)	The fair value was determined as of the date the Company granted the shares.

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

Note 12. Additional Paid in Capital

For the three and nine months ended September 30, 2013, total compensation expense for share-based compensation arrangements charged against income was $172 and $327, respectively. For the three and nine months ended September 30, 2012, total compensation expense for share-based compensation arrangements charged against income was $199 and $249, respectively. For a detailed discussion of the share-based compensation, see “Note 10. Share-Based Compensation” in these Notes to Condensed Consolidated Financial Statements (Unaudited).

On December 31, 2012, the Company withheld 17 shares of restricted Common Stock that were issued on July 1, 2012, as compensation to eligible employees under the Employee Restricted Stock Plan who elected to have a certain number of their vested shares withheld for income tax purposes. As of September 30, 2013 and December 31, 2012, the common shares had a fair value of $812 per share.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Statement of Operations Data
Revenue:
Miami Operations
Revenue from unaffiliated customers(1)	$77,923	$93,276	$282,369	$313,062
Intersegment	77,034	71,307	237,173	236,760

Total Miami Operations	154,957	164,583	519,542	549,822
In-country Operations
In-country Operations, excluding Intcomex Chile	160,362	171,559	515,549	542,191
Intcomex Chile	70,923	65,482	224,441	212,899

In-country Operations	231,285	237,041	739,990	755,090
Eliminations of inter-segment	(77,034)	(71,307)	(237,173)	(236,760)

Total revenue	$309,208	$330,317	$1,022,359	$1,068,152

Operating income:
Miami Operations	$840	$808	$3,678	$5,233
In-country Operations	2,432	1,281	10,350	10,936

Total operating income	$3,272	$2,089	$14, 028	$16,169

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

	As of
	September 30, 2013	December 31, 2012
Balance Sheet Data
Assets:
Miami Operations	$175,742	$182,522
In-country Operations
In-country Operations, excluding Intcomex Chile	123,557	147,074
Intcomex Chile	140,102	132,606

In-country Operations	263,659	279,680

Total assets	$439,401	$462,202

Property & equipment, net:
Miami Operations	$5,031	$5,762
In-country Operations	9,411	8,836

Total property & equipment, net	$14,442	$14,598

Goodwill:
Miami Operations	$2,673	$2,673
In-country Operations	15,361	15,396

Total goodwill	$18,034	$18,069

(1)	For purposes of geographic disclosure, revenue is attributable to the country in which the Company’s individual business resides.

Note 14. Guarantor Condensed Consolidating Financial Statements

The 13  1⁄4% Senior Notes are unconditionally guaranteed on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries (collectively, the “Subsidiary Guarantors”), but not the Company’s foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”). Each of the note guarantees covered the full amount of the 13  1⁄4% Senior Notes and each of the Subsidiary Guarantors is 100% owned by the Company. Pursuant to Rule 3-10(f) of Regulation S-X under the rules promulgated under the Securities Act of 1933, the Parent company has prepared condensed consolidating financial information for the Parent company, the subsidiaries that are Guarantors of the Company’s obligations under the Original 13 1⁄4% Senior Notes and 13  1⁄4% Senior Notes on a combined basis and the Non-Guarantor Subsidiaries on a combined basis.

The indentures governing the 13 1⁄4% Senior Notes and the security documents executed in connection therewith provide that, in the event that Rule 3-16 of Regulation S-X under the rules promulgated under the Securities Act of 1933, or any successor regulation, requires the filing of separate financial statements of any of the Company’s subsidiaries with the S`EC, the portion or, if necessary, all of such capital stock pledged as collateral securing the 13 1⁄4% Senior Notes, necessary to eliminate such filing requirement, will automatically be deemed released and not have been part of the collateral securing the 13  1⁄4% Senior Notes.

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Supplemental financial information for Intcomex, its combined Subsidiary Guarantors and Non-Guarantor Subsidiaries is presented below.

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2013

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Current assets
Cash and equivalents	$—	$23	$45,482	$—	$45,505
Trade accounts receivable, net	—	77,208	115,543	(73,974)	118,777
Inventories	—	44,141	111,517	—	155,658
Other	43,025	6,038	102,905	(83,317)	68,651

Total current assets	43,025	127,410	375,447	(157,291)	388,591
Long-term assets
Property and equipment, net	3,422	1,610	9,410	—	14,442
Investments in subsidiaries	196,968	271,092	—	(468,060)	—
Goodwill	2,673	7,418	7,943	—	18,034
Other	13,254	124,592	690	(120,202)	18,334

Total assets	$259,342	$532,122	$393,490	$(745,553)	$439,401

Liabilities and shareholders’ equity
Current liabilities	$17,026	$224,913	$211,478	$(174,537)	$278,880
Long-term debt, net of current maturities	98,326	—	726	—	99,052
Other long-term liabilities	86,575	17,987	13,570	(114,078)	4,054

Total liabilities	201,927	242,900	225,774	(288,615)	381,986
Total shareholders’ equity	57,415	289,222	167,716	(456,938)	57,415

Total liabilities and shareholders’ equity	$259,342	$532,122	$393,490	$(745,553)	$439,401

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

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2013

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$154,957	$231,286	$(77,035)	$309,208
Cost of revenue	—	146,480	213,660	(78,528)	281,612

Gross profit	—	8,477	17,626	1,493	27,596
Operating expenses	2,919	4,719	16,686	—	24,324

Operating (loss) income	(2,919)	3,758	940	1,493	3,272
Other expense, net
Interest expense, net	5,119	620	(322)	—	5,417
Other, net	(3,777)	(4,096)	1,271	6,417	(185)

Total other expense (income)	1,342	(3,476)	949	6,417	5,232
(Loss) income before (benefit) provision for income taxes	(4,261)	7,234	(9)	(4,924)	(1,960)
(Benefit) provision for income taxes	(1,968)	1,788	513	—	333

Net (loss) income	$(2,293)	$5,446	$(522)	$(4,924)	$(2,293)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2012

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$164,583	$237,041	$(71,307)	$330,317
Cost of revenue	—	156,160	218,435	(71,307)	303,288

Gross profit	—	8,423	18,606	—	27,029
Operating expenses	2,795	4,819	17,326	—	24,940

Operating (loss) income	(2,795)	3,604	1,280	—	2,089
Other expense, net
Interest expense, net	4,984	648	(511)	—	5,121
Other, net	(4,477)	(4,419)	(936)	8,457	(1,375)

Total other expense (income)	507	(3,771)	(1,447)	8,457	3,746
(Loss) income before (benefit) provision for income taxes	(3,302)	7,375	2,727	(8,457)	(1,657)
(Benefit) provision for income taxes	(1,657)	1,076	569	—	(12)

Net (loss) income	$(1,645)	$6,299	$2,158	$(8,457)	$(1,645)

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2013

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$519,542	$739,990	$(237,173)	$1,022,359
Cost of revenue	—	492,058	680,429	(238,954)	933,533

Gross profit	—	27,484	59,561	1,781	88,826
Operating expenses	8,997	14,808	50,993	—	74,798

Operating (loss) income	(8,997)	12,676	8,568	1,781	14,028
Other expense, net
Interest expense, net	15,089	1,763	(768)	—	16,084
Other, net	(9,415)	(8,451)	8,138	14,115	4,387

Total other expense (income)	5,674	(6,688)	7,370	14,115	20,471
(Loss) income before (benefit) provision for income taxes	(14,671)	19,364	1,198	(12,334)	(6,443)
(Benefit) provision for income taxes	(5,340)	5,285	2,943	—	2,888

Net (loss) income	$(9,331)	$14,079	$(1,745)	$(12,334)	$(9,331)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2012

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON-GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Revenue	$—	$549,822	$755,090	$(236,760)	$1,068,152
Cost of revenue	—	520,903	693,382	(236,883)	977,402

Gross profit	—	28,919	61,708	123	90,750
Operating expenses	9,289	14,396	50,896	—	74,581

Operating (loss) income	(9,289)	14,523	10,812	123	16,169
Other expense, net
Interest expense, net	14,821	2,094	(1,010)	—	15,905
Other, net	(22,479)	(17,955)	474	35,105	(4,855)

Total other (income) expense	(7,658)	(15,861)	(536)	35,105	11,050
(Loss) income before (benefit) provision for income taxes	(1,631)	30,384	11,348	(34,982)	5,119
(Benefit) provision for income taxes	(5,427)	4,463	2,287	—	1,323

Net income (loss)	$3,796	$25,921	$9,061	$(34,982)	$3,796

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2013

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Cash flows from operating activities	$(12,765)	$16,278	$14,926	$—	$18,439

Cash flows from investing activities
Purchases of property and equipment, net	(673)	(110)	(1,235)	—	(2,018)
Other	13,555	(13,296)	383	—	642

Cash flows from investing activities	12,882	(13,406)	(852)	—	(1,376)

Cash flows from financing activities
(Payments) borrowings under lines of credit, net	—	(2,889)	1,262		(1,627)
Payments of long-term debt	(117)	—	(158)	—	(275)

Cash flows from financing activities	(117)	(2,889)	1,104	—	(1,902)

Effects of exchange rate changes on cash	—	—	(242)	—	(242)

Net (decrease) increase in cash and cash equivalents	—	(17)	14,936	—	14,919
Cash and cash equivalents, beginning	—	40	30,546	—	30,586

Cash and cash equivalents, end	$—	$23	$45,482	$—	$45,505

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2012

	INTCOMEX, INC. (PARENT)	GUARANTORS	NON- GUARANTORS	ELIMINATIONS	INTCOMEX, INC. CONSOLIDATED
Cash flows from operating activities	$(12,444)	$(8,712)	$4,734	$—	$(16,422)

Cash flows from investing activities
Purchases of property and equipment, net	(1,177)	(133)	(1,082)	—	(2,392)
Other	14,399	(9,399)	383	—	5,383

Cash flows from investing activities	13, 222	(9,532)	(699)	—	2,991

Cash flows from financing activities
Borrowings (payments) under lines of credit, net	—	18,537	(4,782)		13,755
Proceeds from borrowings under long-term debt	306	—	49		355
Payments of long-term debt	(1,084)	(236)	(238)	—	(1,558)

Cash flows from financing activities	(778)	18,301	(4,971)	—	12,552

Effects of exchange rate changes on cash	—	—	(67)	—	(67)

Net increase (decrease) in cash and cash equivalents	—	57	(1,003)	—	(946)
Cash and cash equivalents, beginning	—	40	25,667	—	25,707

Cash and cash equivalents, end	$—	$97	$24,664	$—	$24,761

INTCOMEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 15. Restructuring Activities

In-country Operations: Argentina

In late March 2012, the Company’s management implemented a plan to cease operations of Intcomex Argentina by December 31, 2012. The Company did not recognize any restructuring expenses related to the restructuring actions of Intcomex Argentina for the three and nine months ended September 30, 2013. The Company recognized restructuring expenses related to Intcomex Argentina of $621 for each of the three and nine months ended September 30, 2012. The Company recognized restructuring expense in selling, general and administrative in operating expenses in its unaudited condensed consolidated statement of operations and comprehensive (loss) income. As of December 31, 2012, the Company made all of the payments related to its restructuring actions.

On January 15, 2013, the Company completed the sale of Intcomex Argentina for $506 and recognized a gain of $375. The Company recognized the gain on the sale of Intcomex Argentina in other income in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

As of January 15, 2013 and December 31, 2012, Intcomex Argentina’s total assets represented less than 0.1% of the Company’s total consolidated assets. For the three and nine months ended September 30, 2013, Intcomex Argentina’s total revenues represented less than 0.0% of the Company’s total consolidated revenues. For the three and nine months ended September 30, 2012, Intcomex Argentina’s total revenues represented 0.0% and 0.4%, respectively, of the Company’s total consolidated revenues. Intcomex Argentina’s operating loss was $0 for each of the three and nine months ended September 30, 2013. Intcomex Argentina’s operating loss was $58 and $1,501, respectively, for the three and nine months ended September 30, 2012, representing 2.8% and 9.3%, respectively, of the Company’s consolidated operating income on an absolute value basis. Intcomex Argentina’s results of operations and financial position were not significant enough to qualify as a discontinued operation and, accordingly, the Company did not present Intcomex Argentina in discontinued operations in its consolidated statement of operations and comprehensive (loss) income.

Miami Operations & In-country Operations: Mexico, Uruguay, Colombia, Chile & Panama

The Company analyzed initiatives that enhance and improve its productivity and overall operational and financial performance.

During the nine months ended September 30, 2013, the Company implemented restructuring and rebalancing actions designed to enhance and improve its operating productivity, right-size its workforce and streamline its management structure in its Miami Operations and its In-country Operations in Colombia, Mexico and Uruguay and, to a lesser extent, in Chile and Panama. The Company recognizes restructuring expenses related to terminations and other direct costs associated with implementing these restructuring and rebalancing initiatives in selling, general and administrative in operating expenses in its unaudited condensed consolidated statement of operations and comprehensive (loss) income. During the nine months ended September 30, 2013, the restructuring expenses qualified for a major statement of operations caption and, accordingly, the Company presented the restructuring expenses as a separate line item in operating expenses in its unaudited condensed consolidated statement of operations and comprehensive (loss) income.

For the three and nine months ended September 30, 2013, the Company recognized restructuring expenses of $394 and $1,431 respectively, of which $125 and $125, respectively, related to the Miami Operations and $269 and $1,306, respectively, related to the In-country Operations. For the three and nine months ended September 30, 2012, the Company recognized restructuring expenses of $0 and $621 respectively, all of which related to the In-country Operations.

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

Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statement because of certain factors discussed below or elsewhere in this Quarterly Report or included in our Annual Report. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and notes thereto, which are included in our Annual Report, and our unaudited condensed consolidated financial statements for the fiscal quarter and year to date period ended September 30, 2013, which are included in this Quarterly Report.

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

Our results for the three months ended September 30 2013, reflect a decrease in revenue of $21.1 million, or 6.4% to $309.2 million for the three months ended September 30, 2013, as compared to $330.3 million for the three months ended September 30, 2012. Gross profit increased $0.6 million, or 2.1%, to $27.6 million for the three months ended September 30, 2013, from $27.0 million for the three months ended September 30, 2012. Total operating expenses decreased $0.6 million, or 2.5% to $24.3 million for the three months ended September 30, 2013, as compared to $24.9 million for the three months ended September 30, 2012. Other expense, net increased $1.5 million, or 39.7% to $5.2 million for the three months ended September 30, 2013, from $3.7 million for the three months ended September 30, 2012. Net loss was $2.3 million for the three months ended September 30, 2013, as compared to net loss of $1.6 million for the three months ended September 30, 2012.

Our results for the nine months ended September 30, 2013, reflect a decrease in revenue of $45.8 million, or 4.3% to $1,022.4 million for the nine months ended September 30, 2013, as compared to $1,068.2 million for the nine months ended September 30, 2012. Gross profit decreased $2.0 million, or 2.1%, to $88.8 million for the nine months ended September 30, 2013, from $90.8 million for the nine months ended September 30, 2012. Total operating expenses increased $0.2 million, or 0.3% to $74.8 million for the nine months ended September 30, 2013, as compared to $74.6 million for the nine months ended September 30, 2012. Other expense, net increased $9.4 million, or 85.3% to $20.4 million for the nine months ended September 30, 2013, from $11.0 million for the nine months ended September 30, 2012. Net loss was $9.3 million for the nine months ended September 30, 2013, as compared to net income of $3.8 million for the nine months ended September 30, 2012.

Factors Affecting Our Results of Operations

The following events and developments have in the past, or are expected in the future to have, a significant impact on our financial condition and results of operations:

•	Impact of price competition, vendor terms and conditions. Historically, our gross profit margins have been impacted by price competition, changes to vendor terms and conditions, including but not limited to, reductions in product rebates and incentives, our ability to return inventory to manufacturers, and time periods during which vendors provide price protection. We expect these competitive pricing pressures and modifications to vendor terms and conditions to continue into the foreseeable future.

•	Shift in revenue to In-country Operations. Revenue from our In-country Operations grew by an average of 18.1% annually between 2002 and 2012, as compared to average growth from our Miami Operations of 11.3% annually over the same period. Revenue from our In-country Operations accounted for 74.8% and 72.4%, respectively, of consolidated revenue for the three and nine months ended September 30, 2013, as compared to 71.8% and 70.7%, respectively, for the three and nine months ended September 30, 2012. Miami gross margins are generally lower than gross margins from our In-country Operations because the Miami export market is more competitive due to the high concentration of other Miami-based IT distributors competing for the export business of resellers and retailers located in Latin America or the Caribbean. In addition, these resellers and retailers generally have larger average order quantities than customers of our In-country Operations, and as a result, benefit from lower average prices. One of our growth strategies has been to expand the geographic presence of our In-country Operations into areas we believe we can achieve higher gross margins than our Miami Operations.

•	Sale of mobile devices. In the second half of 2010, we launched our initial foray into the mobile devices and IT products convergence market. In the first half of 2011, we completed our strategic transaction with Brightpoint, Inc. which facilitated our further expansion into the wireless mobile devices IT distribution market. Additionally, we entered into contracts with certain mobile devices manufacturers for the distribution of their products throughout Latin America and the Caribbean. With the continued convergence of IT products and mobile devices, we continue to expect the expansion and growth of the sales of mobile devices in our In-country Operations at a faster rate than our Miami Operations over the long term, particularly as we continue to shift more of our mobile device sales to our In-country Operations.

While the sales of mobile devices significantly decreased in our Miami Operations for the three and nine months ended September 30, 2013, as compared to the same period in 2012, sales of mobile devices significantly increased in our In-country Operations. Sales of mobile devices in our Miami Operations decreased $18.0 million and $60.9 million, respectively, for the three and nine months ended September 30, 2013, as compared to the same period in 2012, while sales of mobile devices in our In-country Operations increased $4.2 million and $11.2 million, respectively, for the three and nine months ended September 30, 2013, as compared to the same period in 2012.

•	Exposure to fluctuations in foreign currency. A significant portion of the revenues from our In-country Operations is invoiced in currencies other than the U.S. dollar and a significant amount of the operating expenses from our In-country Operations are denominated in currencies other than U.S. dollar. In markets where we invoice in local currency, including Chile, Colombia, Costa Rica, Guatemala, Jamaica, Mexico and Peru, appreciation of a local currency could have a marginal impact on our gross profit and gross margins in U.S. dollar terms. In markets where our books and records are prepared in currencies other than the U.S. dollar, appreciation of the local currency will increase our operating expenses and decrease our operating margins in U.S. dollar terms. Our unaudited condensed consolidated statements of operations and comprehensive (loss) income includes foreign exchange losses of $0.2 million and $5.1 million, respectively, for the three and nine months ended September 30, 2013, and foreign exchange gains of $1.4 million and $0.8 million, respectively, for the three and nine months ended September 30, 2012. We periodically engage in foreign currency forward contracts and foreign currency option collar contracts when available and when doing so is not cost prohibitive. In periods when we do not engage in such contracts, foreign currency fluctuations may adversely affect our results of operations, including our gross margins and operating margins.

•	Trade credit. All of our key vendors and many of our other vendors provide us with trade credit, an important source of liquidity to finance our growth. Although our overall available trade credit has increased significantly over time, from time to time the trade credit available from certain vendors has not kept pace with the growth of our business with them. During periods of economic downturn, our vendors may reduce the level of available trade credit extended to us as a result of our liquidity at the time.

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

•	Increased levels of indebtedness. During December 2009, we completed a cash tender offer for $96.9 million aggregate principal amount of our Prior 11 3⁄4% Senior Notes outstanding. We financed the tender offer with the net cash proceeds of $120.0 million aggregate principal amount of the Original 13 1⁄4% Senior Notes, that were sold in a private placement transaction and closed on December 22, 2009, with an interest rate of 13.25% per year, payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2010. We used the proceeds from the sale of the Original 13 1⁄4% Senior Notes to repay our borrowings under and renew our senior secured revolving credit facility, repurchase, redeem or otherwise discharge our Prior 11 3⁄4% Senior Notes and the balance for general corporate purposes.

Additionally, on January 25, 2012, Software Brokers of America, Inc., or SBA, together with its consolidated subsidiaries, executed an amendment to the PNC Credit Facility, increasing the maximum amount available for borrowing under the facility from $30.0 million to $50.0 million, including standby letters of credit commitments in an aggregate undrawn face amount of up to $3.0 million.

For the three and nine months ended September 30, 2013, interest expense was $5.6 million and $16.6 million, respectively, and for the three and nine months ended September 30, 2012, interest expense was $5.3 million and $16.2 million, respectively.

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

There were no goodwill impairment charges recorded for the three and nine months ended September 30, 2013 and 2012.

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

As of September 30, 2013 and December 31, 2012, our U.S. and state of Florida NOLs resulted in $27.4 million and $23.5 million, respectively, of deferred tax assets, which will begin to expire in 2026. As of September 30, 2013, we did not have any NOLS for Intcomex Argentina, S.R.L., or Intcomex Argentina, as we completed the sale of the subsidiary on January 15, 2013. As of September 30, 2013 and December 31, 2012, Intcomex Mexico had $1.3 million in NOLs resulting in $0.4 million of deferred tax assets, which will expire in 2018.

We periodically analyze the available evidence related to the realization of the deferred tax assets, considered the current negative economic environment and determined it is now more likely than not that we will not recognize a portion of our deferred tax assets associated with the NOL carryforwards. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies. As of September 30, 2013 and December 31, 2012, we had a valuation allowance of $17.4 million and $13.6 million, respectively, related to our U.S. and state of Florida NOLs and $0.4 million and $2.9 million, respectively, related to our foreign NOLs, as management does not believe it will realize the full benefit of these NOLs. Our future results of operations may be impacted by a prolonged weakness in the economic environment, which may result in further valuation allowances on our deferred tax assets and adversely affect our results of operations or financial condition.

•	Restructuring charges. We periodically analyze opportunities and initiatives that positively impact our productivity and streamlines our operations and improve our overall operational and financial performance.

During the nine months ended September 30, 2013, we implemented restructuring and rebalancing actions designed to enhance and improve our operating productivity, right-size our workforce and streamline our management structure in our Miami Operations and our In-country Operations in Colombia, Mexico and Uruguay and to a lesser extent, in Chile and Panama. We recognize restructuring expenses related to terminations and other direct costs associated with implementing restructuring and rebalancing initiatives in selling, general and administrative in operating expenses in our unaudited condensed consolidated statement of operations and comprehensive (loss) income. During the nine months ended September 30, 2013, the restructuring expenses qualified for a major statement of operations caption and, accordingly, we presented the restructuring expenses as a separate line item in operating expenses in our unaudited condensed consolidated statement of operations and comprehensive (loss) income.

For the three and nine months ended September 30, 2013, we recognized restructuring expenses of $0.4 million and $1.4 million, respectively, of which $0.1 million and $0.1 million, respectively, related to the Miami Operations and $0.3 million and $1.3 million, respectively, related to the In-country Operations. For the three and nine months ended September 30, 2012, we recognized restructuring expenses of $0 and $0.6 million respectively, all of which related to the In-country Operations.

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

Comparison of the quarter ended September 30, 2013 versus the quarter ended September 30, 2012

The following table sets forth selected financial data and percentages of revenue for the periods presented:

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Dollars (in thousands)	Percentage of Revenue	Dollars (in thousands)	Percentage of Revenue
Revenue	$309,208	100.0%	$330,317	100.0%
Cost of revenue	281,612	91.1%	303,288	91.8%

Gross profit	27,596	8.9%	27,029	8.2%
Selling, general and administrative	22,986	7.4%	23,844	7.2%
Depreciation and amortization	944	0.3%	1,096	0.3%
Restructuring expenses	394	0.1%	—	—

Total operating expenses	24,324	7.9%	24,940	7.5%

Operating income	3,272	1.1%	2,089	0.6%
Other expense, net	5,232	1.7%	3,746	1.1%

(Loss) income before provision (benefit) for income taxes	(1,960)	(0.6)%	(1,657)	(0.5)%
Provision (benefit) for income taxes	333	0.1%	(12)	0.0%

Net (loss) income	$(2,293)	(0.7)%	$(1,645)	(0.5)%

Revenue. Revenue decreased $21.1 million, or 6.4%, to $309.2 million for the three months ended September 30, 2013, as compared to $330.3 million for the three months ended September 30, 2012. The decline in revenue was driven primarily by the decrease in sales of mobile devices of $13.8 million, resulting from the decrease of $18.0 million related to our Miami Operations, partially offset by the increase of $4.2 million in our In-country Operations. The decline in revenue was also driven by the decrease in hard disk drives of $5.4 million, basic “white-box” systems of $4.0 million and software of $3.5 million, offset by the increase in sales of printers of $3.0 million and central processing units, or CPUs, of $2.4 million. We continue to experience a shift of revenue from our Miami Operations to our In-country Operations. While the sales of mobile devices decreased $18.0 million in our Miami Operation for the three months ended September 30, 2013, sales of mobile devices increased $4.2 million in our In-country Operations. We experienced a 17.4% decrease in unit shipments across our core product lines for the three months ended September 30, 2013, as compared to the same period in 2012. We experienced a 6.0% increase in average sales prices across the same core products for the three months ended September 30, 2013, as compared to the same period in 2012, due to the impact of pricing on monitors, mobile devices and basic “white-box” systems. Revenue derived from our In-country Operations decreased $5.7 million, or 2.4%, to $231.3 million for the three months ended September 30, 2013, from $237.0 million for the three months ended September 30, 2012. Revenue derived from our In-country Operations accounted for 74.8% of our total revenue for the three months ended September 30, 2013, as compared to 71.8% of our total revenue for the three months ended September 30, 2012. The decline in revenue from our In-country Operations was mainly driven by the overall decrease in sales in Colombia and, to a lesser extent, also driven by the decrease in sales in Mexico, Guatemala, El Salvador and Peru, partially offset by the increase in sales in Chile, Ecuador and Costa Rica. This decline was driven by the decrease in sales of notebook computers, basic “white-box” systems and monitors, partially offset by the increase in sales of mobile devices. Revenue derived from our Miami Operations decreased $15.4 million, or 16.5%, to $77.9 million for the three months ended September 30, 2013 (net of $77.0 million of revenue derived from sales to our In-country Operations) from $93.3 million for the three months ended September 30, 2012 (net of $71.3 million of revenue derived from sales to our In-country Operations). The decline in revenue from our Miami Operations primarily reflected the decrease in sales of mobile devices, and to a lesser extent, hard disk drives and notebook computers, offset by the increase in CPUs.

Gross profit. Gross profit increased $0.6 million, or 2.1%, to $27.6 million for the three months ended September 30, 2013, as compared to $27.0 million for the three months ended September 30, 2012. The improvement in gross profit was primarily driven by the decline in the inventory obsolescence provision of $1.1 million for the three months ended September 30, 2013, as compared to the same period in 2012. Gross profit from our In-country Operations decreased $1.5 million, or 7.9%, to $17.3 million for the three months ended September 30, 2013, as compared to $18.8 million for the three months ended September 30, 2012. The decline in gross profit from our In-country Operations was driven by the decrease in sales volume of notebook computers, basic “white-box” systems and monitors, particularly in Colombia, Mexico, Guatemala, El Salvador and Peru. The decrease was partially offset by the decline in the inventory obsolescence provision of $0.2 million for the three months ended September 30, 2013, as compared to the same period in 2012. Gross profit from our In-country Operations accounted for 62.8% of our consolidated gross profit for the three months ended September 30, 2013, as compared to 69.6% for the three months ended September 30, 2012. Gross profit from our Miami Operations increased $2.1 million, or 24.9%, to $10.3 million for the three months ended September 30, 2013, as compared to $8.2 million for the three months ended September 30, 2012. The improvement in gross profit from our Miami Operations was driven by the decline in the inventory obsolescence provision of $0.9 million for the three months ended September 30, 2013, as compared to the same period in 2012. As a percentage of revenue, gross margin was 8.9% for the three months ended September 30, 2013, as compared to 8.2% for the three months ended September 30, 2012.

Operating expenses. Total operating expenses decreased $0.6 million, or 2.5%, to $24.3 million for the three months ended September 30, 2013, as compared to $24.9 million for the three months ended September 30, 2012. Excluding the effects of weakening foreign currencies during the three months ended September 30, 2013, the decrease in operating expenses resulted from lower marketing and advertising expenses of $0.5 million and lower facilities related expenses of $0.4 million, offset by higher salary and payroll-related expenses of $0.9 million. As a percentage of revenue, operating expenses increased to 7.9% for the three months ended September 30, 2013, as compared to 7.6% for the three months ended September 30, 2012. As a percentage of total operating expenses, salary and payroll-related expenses increased to 60.4% of total operating expenses for the three months ended September 30, 2013, as compared to 56.4% for the three months ended September 30, 2012. Operating expenses from our In-country Operations decreased $2.6 million, or 15.0%, to $14.9 million for the three months ended September 30, 2013, as compared to $17.5 million for the three months ended September 30, 2012. The weakening currencies of Chile, Colombia and Peru resulted in a decrease of $0.5 million in our operating expenses during the three months ended September 30, 2013, as compared to the same period in the prior year. Excluding the effects of weakening foreign currencies during the three months ended September 30, 2013, the decrease in operating expenses from our In-country Operations resulted from lower marketing and advertising expenses of $0.5 million and lower facilities related expenses of $0.4 million, partially offset by higher salary and payroll-related expenses of $0.5 million, of which $0.3 million related to severance expenses as part of our restructuring efforts in Colombia and Mexico. Operating expenses from our Miami Operations increased $2.0 million, or 27.1%, to $9.4 million for the three months ended September 30, 2013, as compared to $7.4 million for the three months ended September 30, 2012, primarily due to the higher salary and payroll-related expenses of $0.4 million of which $0.1 million related to severance expenses as part of our restructuring efforts in Miami.

Operating income. Operating income increased $1.2 million, or 56.6%, to $3.3 million for the three months ended September 30, 2013, from $2.1 million for the three months ended September 30, 2012, due to the lower operating expenses in our In-country Operations, partially offset by higher operating expenses in our Miami Operations. Operating income from our In-country Operations increased $1.2 million, to $2.5 million for the three months ended September 30, 2013, from $1.3 million for the three months ended September 30, 2012. Operating income from our Miami Operations remained relatively stable at $0.8 million for the three months ended September 30, 2013 and 2012.

Other expense, net. Other expense, net increased $1.5 million, or 39.7%, to $5.2 million for the three months ended September 30, 2013, from $3.7 million for the three months ended September 30, 2012. The increase in other expense, net was primarily attributable to the foreign exchange losses of $0.2 million during the three months ended September 30, 2013, as compared to foreign exchange gains of $1.4 million during the same period in 2012, and the increase in interest expense of $0.3 million for the three months ended September 31, 2013.

Provision (benefit) for income taxes. Provision (benefit) for income taxes increased $0.4 million, to $0.3 million for the three months ended September 30, 2013, from $0 million for the three months ended September 30, 2012. The increase was primarily due to the increased levels of valuation allowances recorded against the U.S. NOLs, primarily offset by the lower taxable earnings in the Company’s foreign operations.

Net (loss) income. Net loss was $2.3 million for the three months ended September 30, 2013, as compared to net loss of $1.6 million for the three months ended September 30, 2012.

Comparison of the nine months ended September 30, 2013 versus the nine months ended September 30, 2012

The following table sets forth selected financial data and percentages of revenue for the periods presented:

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Dollars (in thousands)	Percentage of Revenue	Dollars (in thousands)	Percentage of Revenue
Revenue	$1,022,359	100.0%	$1,068,152	100.0%
Cost of revenue	933,533	91.3%	977,402	91.5%

Gross profit	88,826	8.7%	90,750	8.5%
Selling, general and administrative	70,253	6.9%	70,503	6.6%
Depreciation and amortization	3,114	0.3%	3,457	0.3%
Depreciation and amortization	1,431	0.1%	621	0.1%

Total operating expenses	74,798	7.3%	74,581	7.0%

Operating income	14,028	1.4%	16,169	1.5%
Other expense, net	20,471	2.0%	11,050	1.0%

(Loss) income before provision for income taxes	(6,443)	(0.6)%	5,119	0.5%
Provision for income taxes	2,888	0.3%	1,323	0.1%

Net (loss) income	$(9,331)	(0.9)%	$3,796	0.4%

Revenue. Revenue decreased $45.8 million, or 4.3%, to $1,022.4 million for the nine months ended September 30, 2013, from $1,068.2 million for the nine months ended September 30, 2012. The decline in revenue was driven by the decrease in sales of mobile devices of $49.8 million, resulting from the decrease of $60.9 million related to our Miami Operations, partially offset by the increase of $11.1 million in our In-country Operations. The decline in revenue was also driven by the decrease in notebook computers of $24.8 million, offset by the increase in sales of printers of $15.6 million. We continue to experience a shift of revenue from our Miami Operations to our In-country Operations. While the sales of mobile devices decreased $60.9 million in our Miami Operation for the nine months ended September 30, 2013, sales of mobile devices increased $11.1 million in our In-country Operations. We experienced a 12.4% decrease in unit shipments across our core product lines for the nine months ended September 30, 2013, as compared to the same period in 2012. We experienced a 4.4% increase in average sales prices across the same core products for the nine months ended September 30, 2013, as compared to the same period in 2012, due to the impact of pricing of memory products, CPUs, printers and basic “white-box” systems. Revenue derived from our In-country Operations decreased $15.1 million, or 2.0%, to $740.0 million for the nine months ended September 30, 2013, from $755.1 million for the nine months ended September 30, 2012. Revenue derived from our In-country Operations accounted for 72.4% of our total revenue for the nine months ended September 30, 2013, as compared to 70.7% of our total revenue for the nine months ended September 30, 2012. The decline in revenue from our In-country Operations was mainly driven by the overall decrease in sales in Colombia, El Salvador and Mexico, and, to a lesser extent, also driven by the decrease in sales in Peru and Guatemala. This decline was driven by the decrease in sales of notebook computers, and to a lesser extent, basic “white-box” systems, partially offset by the increase in sales of mobile devices. Revenue derived from our Miami Operations decreased $30.7 million, or 9.8%, to $282.4 million for the nine months ended September 30, 2013 (net of $237.2 million of revenue derived from sales to our In-country Operations) from $313.1 million for the nine months ended September 30, 2012 (net of $236.8 million of revenue derived from sales to our In-country Operations). The decline in revenue from our Miami Operations reflected the decreased sales of mobile devices, partially offset by the increased sales of printers and hard disk drives.

Gross profit. Gross profit decreased $2.0 million, or 2.1%, to $88.8 million for the nine months ended September 30, 2013, from $90.8 million for the nine months ended September 30, 2012. The decrease was primarily driven by lower sales volume in our In-country Operations and our Miami Operations, offset by the decline in the inventory obsolescence provision of $4.5 million for the nine months ended September 30, 2013, as compared to the same period in 2012. Gross profit from our In-country Operations decreased $2.7 million, or 4.3%, to $59.5 million for the nine months ended September 30, 2013, from $62.2 million for the nine months ended September 30, 2012. The decline in gross profit from our In-country Operations was driven by the decrease in sales of notebook computers, particularly in Colombia, Peru, El Salvador, Guatemala, Ecuador and Uruguay. The decrease was partially offset by the decline in the inventory obsolescence provision of $1.4 million for the nine months ended September 30, 2013, as compared to the same period in 2012. Gross profit from our In-country Operations accounted for 67.0% of our consolidated gross profit for the nine months ended September 30, 2013, as compared to 68.5% for the nine months ended September 30, 2012. Gross profit from our Miami Operations increased $0.7 million, or 2.6%, to $29.3 million for the nine months ended September 30, 2013, as compared to $28.6 million for the nine months ended September 30, 2012. The improvement in gross profit from our Miami Operations was driven by the decline in the inventory obsolescence provision of $3.1 million for the nine months ended September 30, 2013, as compared to the same period in 2012 and the increased average sales price of our core products. As a percentage of revenue, gross margin increased to 8.7% for the nine months ended September 30, 2013, as compared to 8.5% for the nine months ended September 30, 2012.

Operating expenses. Total operating expenses increased $0.2 million, or 0.3%, to $74.8 million for the nine months ended September 30, 2013, as compared to $74.6 million for the nine months ended September 30, 2012. Excluding the effects of weakening foreign currencies during the nine months ended September 30, 2013, the increase in operating expenses resulted from higher salary and payroll-related expenses of $1.9 million, higher bad debt expense of $0.4 million, offset by lower marketing and advertising expenses of $0.8 million and lower facilities related expenses of $0.4 million. As a percentage of revenue, operating expenses increased to 7.3% for the nine months ended September 30, 2013, as compared to 7.0% for the nine months ended September 30, 2012. As a percentage of total operating expenses, salary and payroll-related expenses increased to 59.6% of total operating expenses for the nine months ended September 30, 2013, as compared to 57.2% for the nine months ended September 30, 2012. Operating expenses from our In-country Operations decreased $2.1 million, or 4.1%, to $49.1 million for the nine months ended September 30, 2013, as compared to $51.2 million for the nine months ended September 30, 2012. The weakening currency of Colombia resulted in an increase of $0.2 million in our operating expenses during the nine months ended September 30, 2013, as compared to the same period in the prior year. Excluding the effects of weakening foreign currencies during the nine months ended September 30, 2013, the decrease in operating expenses from our In-country Operations resulted from lower marketing and advertising expenses of $0.8 million, lower facilities related expenses of $0.4 million, partially offset by higher salary and payroll-related expenses of $1.3 million, of which $1.0 million related to severance expenses as part of our restructuring efforts in Chile, Colombia, Mexico, Panama and Uruguay. Operating expenses from our Miami Operations increased $2.3 million, or 9.8%, to $25.7 million for the nine months ended September 30, 2013, as compared to $23.4 million for the nine months ended September 30, 2012, due to the higher salary and payroll-related expenses of $0.6 million of which $0.1 million related to severance expenses as part of our restructuring efforts in Miami.

Operating income. Operating income decreased $2.1 million, or 13.2%, to $14.0 million for the nine months ended September 30, 2013, from $16.2 million for the nine months ended September 30, 2012, due primarily to the lower sales of mobile devices in our Miami Operations, lower sales of notebook computers and, to a lesser extent, basic “white-box” systems in our In-country Operations. Operating income from our In-country Operations decreased $0.6 million, or 5.4%, to $10.3 million for the nine months ended September 30, 2013, from $10.9 million for the nine months ended September 30, 2012. Operating income from our Miami Operations decreased $1.5 million, or 29.7%, to $3.7 million for the nine months ended September 30, 2013, from $5.2 million for the nine months ended September 30, 2012.

Other expense, net. Other expense, net increased $9.4 million, to $20.4 million for the nine months ended September 30, 2013, from $11.0 million for the nine months ended September 30, 2012. The increase in other expense, net was primarily attributable to the foreign exchange losses of $5.1 million, primarily in Colombia, Chile and Peru during the nine months ended September 30, 2013, as compared to the foreign exchange gains of $0.8 million during the same period in 2012, and the absence of the $4.3 million gain recognized on the termination of the mutual non-compete agreement with Brightpoint.

Provision for income taxes. Provision for income taxes increased $1.6 million, to $2.9 million for the nine months ended September 30, 2013, from $1.3 million for the nine months ended September 30, 2012. The increase was primarily due to the increased levels of valuation allowances recorded against the U.S. NOLs, primarily offset by the lower taxable earnings in the Company’s foreign operations.

Net (loss) income. Net loss was $9.3 million for the nine months ended September 30, 2013, as compared to net income of $3.8 million for the nine months ended September 30, 2012.

Liquidity and Capital Resources

The IT products distribution business is working-capital intensive. Historically, we have financed our working capital needs through a combination of cash generated from operations, trade credit from manufacturers, borrowings under revolving bank lines of credit (including issuance of letters of credit), asset-based financing arrangements that we have established in certain Latin American markets and the issuance of our $120.0 million aggregate principal amount 13 1⁄4% Second Priority Senior Secured Notes due December 15, 2014, or our 13 1⁄4% Senior Notes. We have identified alternative sources of funding and are actively negotiating viable refinancing opportunities that provide increasingly favorable terms aimed at lowering the interest rate on our borrowings, improving liquidity and enhancing overall financial flexibility.

Our cash and cash equivalents were $45.5 million as of September 30, 2013, as compared to $30.6 million as of December 31, 2012. Our working capital decreased to $109.7 million as of September 30, 2013, as compared to $116.5 million as of December 31, 2012. We believe our existing cash and cash equivalents, as well as any cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Changes in Financial Condition

The following table summarizes our cash flows for the periods presented:

	For the Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Cash flows provided by (used) in operating activities	$18,439	$(16,422)
Cash flows (used in) provided by investing activities	(1,376)	2,991
Cash flows (used in) provided by financing activities	(1,902)	12,552
Effect of foreign currency exchange rate changes on cash and cash equivalents	(242)	(67)

Net increase (decrease) in cash and cash equivalents	$14,919	$(946)

Cash flows from operating activities. Our cash flows from operating activities resulted in a generation of $18.4 million for the nine months ended September 30, 2013, as compared to a requirement of $16.4 million for the nine months ended September 30, 2012. The change was primarily driven by the decline in inventory levels resulting in a decreased usage of cash of $10.9 million for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The change was also driven by increased trade accounts receivables, net of decreased accounts payable, resulting in a decreased usage of cash of $20.7 million, partially offset by the decrease in operating income.

Cash flows from investing activities. Our cash flows from investing activities resulted in a requirement of $1.4 million for the nine months ended September 30, 2013, as compared to a generation of $3.0 million for the nine months ended September 30, 2012. The change was primarily driven by the absence of the $5.0 million proceeds from the termination of the mutual non-compete agreement with Bright point during the nine months ended September 30, 2012.

Cash flows from financing activities. Our cash flows from financing activities resulted in a requirement of $1.9 million for the nine months ended September 30, 2013, as compared to a generation of $12.6 million for the nine months ended September 30, 2012. The change was primarily driven by the decline in net borrowings under our lines of credit by our Miami Operations.

Working Capital Management

The successful management of our working capital needs is a key driver of our growth and cash flow generation. The following table sets forth certain information about the largest components of our working capital: our trade accounts receivable, inventories and accounts payable:

	As of September 30, 2013	As of December 31, 2012
	(Dollars in thousands)
Balance sheet data:
Trade accounts receivable, net of allowance	$118,851	$142,431
Inventories	155,658	163,355
Accounts payable	196,421	212,210
Other data:
Trade accounts receivable days (1)	31.7	37.7
Inventory days (2)	45.5	47.2
Accounts payable days (3)	(57.4)	(61.4)

Cash conversion cycle (4)	19.8	23.5

(1)	Trade accounts receivable days is defined as our consolidated trade accounts receivable (net of allowance for doubtful accounts) as of the last day of the period divided by our consolidated revenue for such period times 273 days for the nine months ended September 30, 2013 and 275 days for the nine months ended December 31, 2012. Our consolidated trade accounts receivable for our In-country Operations include value added tax at a rate of between 5% and 27% (depending on the country). The exclusion of such value added tax would result in lower trade accounts receivable days.
(2)	Inventory days is defined as our consolidated inventory as of the last day of the period divided by our consolidated cost of goods sold for such period times 273 days for the nine months ended September 30, 2013 and 275 days for the nine months ended December 31, 2012.
(3)	Accounts payable days is defined as our consolidated accounts payable as of the last day of the period divided by our consolidated cost of goods sold for such period times 273 days for the nine months ended September 30, 2013 and 275 days for the nine months ended December 31, 2012.
(4)	Cash conversion cycle is defined as our trade accounts receivable days plus inventory days less accounts payable days.

Cash conversion cycle days. One measurement we use to monitor working capital is the cash conversion cycle, which measures the number of days to convert trade accounts receivable and inventory, net of accounts payable, into cash. Our cash conversion cycle decreased to 19.8 days as of September 30, 2013, from 23.5 days as of December 31, 2012. Trade accounts receivable days decreased to 31.7 days as of September 30, 2013, from 37.7 days as of December 31, 2012. Inventory days decreased to 45.5 days as of September 30, 2013, from 47.2 days as of December 31, 2012, which is reflective of our efforts to reduce inventory levels in our Miami Operations. Accounts payable days decreased to 57.4 days as of September 30, 2013, as compared to 61.4 days as of December 31, 2012, due to the decline in inventory related payables, primarily for mobile devices.

Trade accounts receivable. We principally sell products to a large base of third-party distributors, resellers and retailers throughout Latin America and the Caribbean and to other Miami-based exporters of IT products to Latin America and the Caribbean. Credit risk on trade receivables is diversified over several geographic areas and a large number of customers. No one customer accounted for more than 1.1% of sales for the nine months ended September 30, 2013 and 2.0% of sales for the nine months ended September 30, 2012. We provide trade credit to our customers in the normal course of business. The collection of a substantial portion of our receivables is susceptible to changes in Latin America and Caribbean economies and political climates. We monitor our exposure for credit losses and maintain allowances for anticipated losses after giving consideration to delinquency data, historical loss experience, and economic conditions impacting our industry. The financial condition of our customers and the related allowance for doubtful accounts is continually reviewed by management.

Prior to extending credit to a customer, we analyze the customer’s financial history and obtain personal guarantees, where appropriate. Our In-country Operations make provisions for estimated credit losses but generally do not use credit insurance. Our Miami Operations uses credit insurance and makes provisions for estimated credit losses. Our Miami Operations has a credit insurance policy covering trade sales to non-affiliated buyers. The policy’s aggregate limit is $35.0 million with an aggregate deductible of $750 thousand; the policy expires on September 30, 2014. In addition, 10% buyer coinsurance provisions and sub-limits in coverage on a per-buyer and per-country basis apply. The policy also covers certain large, local companies in Costa Rica, El Salvador, Guatemala, Jamaica and Peru. Our large customer base and our credit policies allow us to limit and diversify our exposure to credit risk on our trade accounts receivable.

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

Capital Expenditures and Investments

Capital expenditures increased to $2.8 million, of which $0.8 million was financed, for the nine months ended September 30, 2013, as compared to $2.4 million, none of which was financed, for the nine months ended September 30, 2012.

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

As of September 30, 2013 and December 31, 2012, the total amounts outstanding under our lines of credit, overdraft and credit facilities were $48.4 million and $50.0 million, respectively, of which $35.7 million and $38.6 million, respectively, related to our Miami Operations and $12.7 million and $11.4 million, respectively, related to our In-country Operations.

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

As of September 30, 2013, SBA’s outstanding draws against the PNC Credit Facility were $35.7 million, net of $3.0 million, excess cash in bank, and the remaining amount available was $14.3 million. As of September 30, 2013, SBA did not have any outstanding undrawn standby letters of credit.

On November 8, 2013, SBA obtained a waiver of default for the guarantor fixed charge coverage ratio of 0.85 to 1.00 that existed as of September 30, 2013. For the four quarter period ending as of December 31, 2013, and for each quarter thereafter, the guarantor fixed charge coverage ratio remains the same as prior to the waiver, not less than 1.00 to 1.00.

Intcomex, Inc. – 13 1⁄4 % Senior Notes

As of September 30, 2013, we had $110.0 aggregate principal amount outstanding of our 13 1⁄4% Second Priority Senior Secured Notes due December 15, 2014 with an interest rate of 13.25% per year, payable semi-annually on June 15 and December 15 of each year. Our 13 1⁄4% Senior Notes are registered under the Securities Act of 1933 and do not bear any legend restricting transfer.

In accordance with the terms of the 13 1⁄4% Senior Notes, we redeemed $5.0 million aggregate principal amount of the 13 1⁄4% Senior Notes as of December 15, 2011 and 2012 and, subject to certain requirements, are required to redeem $10.0 million aggregate principal amount of the 13 1⁄4% Senior Notes on December 15, 2013, at a redemption price equal to 100% of the aggregate principal amount of the 13 1⁄4% Senior Notes to be redeemed, together with accrued and unpaid interest to the redemption date.

The indenture governing our 13 1⁄4% Senior Notes imposes operating and financial restriction on us. These restrictive covenants limit our ability, among other things to: (i) incur additional indebtedness or enter into sale and leaseback obligations; (ii) pay certain dividends or make certain distributions on our capital stock or repurchase our capital stock; (iii) make certain investments or other restricted payments; (iv) place restrictions on the ability of subsidiaries to pay dividends or make other payments to us; (v) engage in transactions with shareholders or affiliates; (vi) sell certain assets or merge with or into other companies; (vii) guarantee indebtedness; and (viii) create liens.

The 13 1⁄4% Senior Notes contain a single financial restrictive covenant. We must maintain a consolidated leverage ratio not to exceed 4.75 to 1.00. Our failure to comply with the restrictive covenant could result in an event of default, which, if not cured or waived, could result in either of us having to repay our respective borrowings before their respective due dates. While we are actively pursuing various refinancing options aimed at lowering interest rate on our long term debt, improving liquidity and enhancing overall financial flexibility, no assurances can be given that we will be able to obtain such financing on favorable terms, if at all, prior to our long-term debt becoming due. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be harmed and could adversely affect our ability to meet our obligations. In addition, if we are in default under any of our existing or future debt facilities, we also will not be able to borrow additional amounts under those facilities to the extent they would otherwise be available. As of September 30, 2013 and December 31, 2012, we had a consolidated total leverage ratio of 4.45 to 1.00 and 3.32 to 1.00, respectively.

On June 14, 2012, we made a mandatory semi-annual interest payment of $7.6 million on our 13 1⁄4% Senior Notes.

On September 5, 2012, we purchased $1.0 million face value of our 13 1⁄4 % Senior Notes in an arm’s length transaction, at 102.25 of face value plus accrued interest. We recognized a loss on the redemption of our 13 1⁄4% Senior Notes of $23.0 thousand for the year ended December 31, 2012, which is included in other expense, net in the consolidated statements of operations and comprehensive (loss) income. On December 14, 2012, we redeemed $4.0 million face value of our 13 1⁄4% Senior Notes, as required by the indenture governing our 13 1⁄4% Senior Notes, at 100.00 of face value. Also, on December 14, 2012, we made a semi-annual interest payment of $7.6 million, satisfying our December 15, 2012 redemption requirement.

On June 14, 2013, we made a mandatory semi-annual interest payment of $7.3 million on our 13 1⁄4% Senior Notes.

As of September 30, 2013 and December 31, 2012, the aggregate principal amount of the remaining outstanding 13 1⁄4% Senior Notes was $110.0 million, and the carrying value was $108.2 million and $107.2 million, respectively.

As of September 30, 2013 and December 31, 2012, we were in compliance with all of the covenants and restrictions under the 13 1⁄4% Senior Notes.

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

Restricted Stock Grant Agreements

In March 2013, our Board of Directors authorized the issuance of 123 restricted shares of Common Stock, with a 2.75-year cliff vesting period, to two of our directors, as annual equity consideration for their board membership for the years ended December 31, 2012 and 2013.

In April 2013, we authorized the grant of 185 vested, restricted shares of Common Stock to Juan Carlos Riojas, pursuant to the executive employment agreement with an effective date of May 13, 2013, as a one-time sign-on bonus incentive for Mr. Riojas to accept the terms of the agreement. In accordance with the terms of the agreement, the shares will be awarded on the earliest of (a) the consummation of a change of control; (b) the date of termination; and (c) 36 months following the effective date of the agreement.

In June 2013, the 128 restricted shares of Common Stock that were issued in June 2010 to our directors, vested.

In October 2013, we authorized the grant of 185 vested, restricted shares of Common Stock to Humberto Lopez, pursuant to his executive employment agreement with us to be employed as Chief Financial Officer effective immediately following the filing of our Quarterly Report for the quarterly period ended September 30, 2013 with the Securities Exchange Commission, as a one-time sign-on bonus incentive for Mr. Lopez to accept the terms of the agreement. In accordance with the terms of the agreement, the shares will be issued on the earliest of (a) the consummation of a change of control; (b) the date of termination; and (c) 36 months following the effective date of the agreement.

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

Accounts Receivable. We provide allowances for doubtful accounts on our accounts receivable for estimated losses resulting from our customers’ inability to make required payments due to changes in our customers’ financial condition or other unanticipated events, which could result in charges for additional allowances exceeding our expectations. These estimates require judgment and are influenced by factors, including but not limited to, the following: the large number of customers and their dispersion across wide geographic areas; the fact that no single customer accounted for more than 1.1% and 2.0%, respectively, of our consolidated revenue for the nine months ended September 30, 2013 and 2012; the continual credit evaluation of our customers’ financial condition; the aging of our customers’ receivables, individually and in the aggregate; the value and adequacy of credit insurance coverage; the value and adequacy of collateral received from our customers (in certain circumstances); our historical loss experience; and, increases in credit risk due to an economic downturn resulting in our customers’ inability to obtain capital. Uncollectible accounts are written-off against the allowance on an annual basis.

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

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of its disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act for the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer have concluded as of September 30, 2013, that these controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings.

As of September 30, 2013, we had no material legal proceedings pending. From time to time, we are the subject of legal proceedings arising in the ordinary course of business. We do not believe that the outcome of any legal proceedings currently pending or threatened will have a material adverse effect on our business, future consolidated results of operations and financial condition.

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

On November 8, 2013, SBA obtained a waiver of default for the guarantor fixed charge coverage ratio of 0.85 to 1.00 that existed as of September 30, 2013. For the four quarter period ending as of December 31, 2013, and for each quarter thereafter, the guarantor fixed charge coverage ratio remains the same as prior to the waiver, not less than 1.00 to 1.00.

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

Signature	Title	Date

/s/ Anthony Shalom Anthony Shalom	Chairman of the Board of Directors	November 14, 2013

/s/ Michael F. Shalom Michael F. Shalom	President and Chief Executive Officer	November 14, 2013

/s/ Juan Carlos Riojas Juan Carlos Riojas	Chief Financial Officer (Principal Accounting Officer)	November 14, 2013

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase